Form 10-K
period 1994-01-01
COTTER & CO
filed 1994-03-18
CIK 25095

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     (MARK ONE)
       /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED JANUARY 1, 1994 OR

       / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                            ------------------------
COMMISSION FILE NUMBER 2-20910

                                COTTER & COMPANY

             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         36-2099896
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

2740 NORTH CLYBOURN AVENUE, CHICAGO, ILLINOIS                     60614
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (312) 975-2700

Securities registered pursuant to Section 12(b) of the Act:
                                                                NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                                NONE


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.        YES X .  NO   .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.                                                                   [X]

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

          THERE IS NO PUBLIC MARKET FOR REGISTRANT'S CLASS A COMMON STOCK. SUCH SHARES ARE OFFERED BY THE REGISTRANT IN TEN-SHARE UNITS, EXCLUSIVELY TO RETAILERS OF HARDWARE, VARIETY AND RELATED MERCHANDISE, IN CONNECTION WITH BECOMING MEMBERS OF THE COMPANY. SAID STOCK IS LIMITED AS TO
     TRANSFERABILITY BY ITS TERMS.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                      OUTSTANDING
                                                                      AT
                                                                      FEBRUARY
                                               CLASS                  26, 1994
               ----------------------------------------------------   ---------
               CLASS A COMMON STOCK, $100 PAR VALUE................      65,160
               CLASS B COMMON STOCK, $100 PAR VALUE................   1,086,978

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Cotter & Company (the "Company") was organized as a Delaware corporation in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. The Company's principal executive offices are located at 2740 North Clybourn Avenue, Chicago, Illinois, 60614. Its telephone number is (312) 975-2700.

     The Company is a Member-owned wholesaler of hardware, variety and related merchandise. It is the largest wholesaler of hardware and related items in the United States. The Company also manufactures paint, paint applicators, outdoor power equipment, heaters and hardware related products. For reporting purposes, the Company operates in a single industry as a Member-owned wholesaler cooperative.

     Membership entitles a Member to use certain Company trademarks and trade names, including the federally registered collective membership trademarks indicating membership in "True Value Hardware Stores" and "V&S Variety Stores". The "True Value" collective membership mark has a present expiration date of January 2, 2003 and the "V&S Variety Stores" collective membership mark has a present expiration date of July 22, 1995.

     The Company serves approximately 7,500 True Value Hardware Stores throughout the United States, including approximately 900 combination True Value Hardware and V&S Variety Stores and 1,000 V&S Variety Stores. Primary concentrations of Members exist in California (approximately 8%), New York (approximately 7%), Illinois (approximately 6%), Pennsylvania and Texas (approximately 5% each) and Michigan and Ohio (approximately 4% each).

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                    JANUARY 1,     JANUARY 2,     DECEMBER 28,
                                                       1994           1993            1991
                                                    ----------    ------------    ------------
          Hardware Goods.........................      20.0%          20.8%           20.9%
          Electrical and Plumbing Supplies.......      16.3%          16.3%           16.7%
          Painting and Cleaning Supplies.........      14.9%          14.7%           15.5%
          Variety and Related Goods..............      13.9%          14.2%           13.7%
          Farm and Garden Supplies...............      12.3%          11.7%           12.0%
          Lumber and Building Materials..........      12.3%          10.8%            9.5%
          Appliances and Housewares..............      10.3%          11.5%           11.7%

     The Company serves its Members by purchasing products in quantity lots and selling them to Members in smaller lots, passing along any savings to Members in the form of lower prices and/or patronage dividends. The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and as to new merchandise available. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 47% of total sales); (2) direct (drop shipment) sales (approximately 41% of total sales); and (3) relay sales (approximately 12% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is not normally held in inventory and is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint, paint applicators, outdoor power equipment, heaters and hardware related products. The principal raw materials used by the Company include chemicals, engines and steel. All raw materials are purchased from outside sources. The Company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials which will materially impact operations are currently anticipated.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 1994, these markets will be held in St. Louis, Missouri. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season is displayed to attending Members.

     As of February 26, 1994 and February 27, 1993, the Company had a comparable backlog of orders (including relay orders) believed to be firm of approximately $23,000,000. It is anticipated that the entire backlog existing at February 26, 1994 will be filled by April 30, 1994. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are orders for new or seasonal merchandise given by Members during the Company's two markets, for delivery during the several months subsequent to the markets. Thus, the Company will have a relatively high backlog at the end of each market which will diminish in subsequent months until the next market.

     The retail hardware and variety industry is characterized by intense competition. Independent retail hardware and variety businesses, as served by the Company, have met increased competition from chain stores, discount stores, home centers, and warehouse operations. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of shopping center locations, have cut into operating margins and brought pressures for lower merchandise costs, to which the Company has been responsive. The Company competes with other Member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise quality. General increased operating costs and decreased margins have resulted in the withdrawal from business of several non-member-owned wholesalers or conversion to Member-owned status.

     During fiscal year 1992, the Company acquired a majority equity interest in Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves 336 MacLeod's True Value and Stedman's V&S Variety Stores, all located in Canada. The cooperative has approximately 330 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1993.

     The Company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the Company's Members. In the aggregate, these subsidiaries are not significant to the Company's results of operations.

     The Company employs approximately 4,300 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the Company's operations, employee relations are governed by the practices prevailing in the particular area and are generally dealt with locally. Approximately 40% of the Company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three years. In general, the Company considers its relationship with its employees to be good.

                      DISTRIBUTION OF PATRONAGE DIVIDENDS

     The Company operates on a cooperative basis with respect to business done with or for Members. All Members are entitled to receive patronage dividend distributions from the Company on the basis of gross margins of merchandise and/or services purchased by each Member. In accordance with the Company's By-Laws, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors.

     Patronage dividends are usually paid to Members within 60 days after the close of the Company's fiscal year; however, the Internal Revenue Code permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of the Company's fiscal year, and the Company may elect to distribute the annual patronage dividend at a later time than usual in accordance with the provisions of the Internal Revenue Code.

     The Company's By-Laws provide for the payment of year-end patronage dividends, after payment of at least 20% of such patronage dividends in cash, in qualified written notices of allocation including (i) Class B nonvoting Common Stock based on book value thereof, to a maximum of 2% of the Member's net purchases of merchandise from the Company for the year (except in unusual circumstances of individual hardships, in which case the Board of Directors reserves the right to make payments in cash), (ii) Promissory (Subordinated) Notes, and (iii) other property. The Company may also issue nonqualified written notices of allocation to its Members as part of its annual patronage dividend.

     A Member's required investment in Class B Common Stock of the Company is currently limited to an amount in the aggregate not exceeding an amount (computed on the basis of par value thereof and to the nearest multiple of $100) equal to (i) two percent (2%) of a Member's net purchases of direct (drop shipment) sales from the Company and purchases of direct (drop shipment) sales of 'Competitive Edge Program Lumber' materials computed separately at one percent (1%), (ii) four percent (4%) of a Member's net purchases of relay sales from the Company and (iii) eight percent (8%) of a Member's net warehouse purchases from the Company in the year of the highest total net purchases of the three preceding years. The Board of Directors anticipates maintaining these percentages. In that each member has equal voting power (voting rights being limited to Class A Common Stock), acquisition of Class B Common Stock as patronage dividends results in the larger volume Members having greater Common Stock equity in the Company but a lesser proportionate voting power per dollar of Common Stock owned than smaller volume Members.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Internal Revenue Code (the 'Code') specifically provides for the taxation of cooperatives (such as the Company) and their patrons (such as the Company's Members) so as to ensure that the business earnings of cooperatives are currently taxable either to the cooperatives or to the patrons.

     The shares of Class B Common Stock and the Promissory (Subordinated) Notes distributed by the Company to its Members as partial payment of the patronage dividend are 'written notices of allocation' within the meaning of that term as used in the Code. In order that such written notices of allocation shall be deducted from earnings in determining taxable income of the Company, it is necessary that the Company pay 20% or more of the annual patronage dividend in cash and that the Members consent to having the allocations (at their stated dollar amount) treated as being constructively received by them and includable in their gross income. These conditions being met, the shares of Class B Common Stock and the Promissory (Subordinated) Notes distributed in payment of patronage dividends become 'qualified written notices of allocation' as that term is used in the Code. Section 1385(a) of the Code provides, in substance, that the amount of any patronage dividend which is paid in money or in qualified written notices of allocation shall be included in the gross income of the patron (Member) for the taxable year in which he receives such money or such qualified written notices of allocation.

     Thus, every year each Member will receive, as part of the Member's patronage dividend, non-cash items ('written notices of allocation') including Class B Common Stock and Promissory (Subordinated) Notes, the stated dollar amount of which must be recognized as gross income for the taxable year in which received. The portion of the patronage dividend paid in cash (at least 20%) may be insufficient, depending on the tax bracket in each Member's case, to provide funds for the payment of income taxes for which the Member will be liable as a result of the receipt of the entire patronage dividend, including cash, Class B Common Stock and Promissory (Subordinated) Notes.

     In response to the provisions of the Code, the Company's By-Laws provide for the treatment of the shares of Class B Common Stock, Promissory (Subordinated) Notes and such other notices as the Board of Directors may determine, distributed in payment of patronage dividends as 'qualified written notices of allocation.' The By-Laws provide in effect:

          (i) for payment of patronage dividends partly in cash, partly in qualified written notices of allocation (including the Class B Common Stock and Promissory (Subordinated) Notes as described above), other property or in nonqualified written notices of allocation, and

          (ii) that membership in the organization (i.e. the status of being a Member of the Company) shall constitute consent by the Member to take the qualified written notices of allocation or other property into account in the Member's gross income as provided in Section 1385(a) of the Code.

     Under the provisions of the Code, persons who become or became Members of the Company or who retained their status as Members after adoption of the By-Laws providing that membership in the organization constitutes consent, and after receiving written notification and a copy of the By-Laws are deemed to have consented to the tax treatment of the cash and the qualified written notices of allocation in which the patronage dividends are paid, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing Member and have been, and will continue to be, delivered to each party that became, or becomes a Member thereafter. Such consent is then effective except as to patronage occurring after the distributee ceases to be a Member of the organization or after the By-Laws of the organization cease to contain the provision with respect to the above described consent.

     Each year since 1978, the Company has paid its Members 30% of the annual patronage dividend in cash in respect to patronage (excluding nonqualified written notices of allocation) occurring in the preceding year. It is the judgment of management that the payment of 30% of patronage dividends in cash will not have a material adverse effect on the operations of the Company or its ability to maintain adequate working capital for the normal requirements of its business. However, the Company is obligated to distribute only 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash and it may distribute this lesser percentage in future years.

ITEM 2. PROPERTIES.

     The Company's national headquarters is located at 2740 North Clybourn Avenue, Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                                SQUARE FEET
                                                                    OF
                                                               WAREHOUSE AND
                            LOCATION                            OFFICE AREA        INTEREST
                                                               -------------       --------

  Chicago, Illinois........................................       980,000             Owned

  Corsicana, Texas.........................................       450,000             Owned

  Denver, Colorado.........................................       310,000            Leased

  Fogelsville (Allentown), Pennsylvania....................       600,000             Owned

  Harvard, Illinois........................................       640,000             Owned

  Henderson, North Carolina................................       300,000             Owned

  Indianapolis, Indiana....................................       420,000             Owned

  Jonesboro (Atlanta), Georgia.............................       360,000             Owned

  Kansas City, Missouri....................................       415,000             Owned

  Kingman, Arizona.........................................       375,000             Owned

  Manchester, New Hampshire................................       525,000             Owned

  Mankato, Minnesota.......................................       320,000             Owned

  Ocala, Florida...........................................       375,000             Owned

  Portland, Oregon.........................................       405,000             Owned

  Westlake (Cleveland), Ohio...............................       405,000             Owned

  Winnipeg, Manitoba.......................................       432,000             Owned

  Woodland, California.....................................       350,000             Owned

     No location owned by the Company (with the exception of Woodland) is subject to a mortgage.

     In December 1983, the Company completed construction of a 150,000 square foot addition to its regional distribution center in Manchester, New Hampshire. This addition was financed with the proceeds from the sale of $4,000,000 State of New Hampshire Industrial Development Authority Revenue Bonds (Cotter & Company Project) Series 1982. The 5.94% interest rate will be adjusted based on a bond index on October 1, 1994 and every three-year period thereafter. These bonds may be redeemed at face value at either the option of the Company or the bondholders on October 1, 1994 and every three-year period thereafter until maturity in 2003.

     In July 1985, the Company completed construction of a regional distribution center in Woodland, California. The construction of the regional distribution center was financed with the proceeds from the sale of Industrial Development Revenue Bonds issued by the City of Woodland, California. At January 1, 1994, the total outstanding debt was $1,150,000. These bonds bear interest at 8.25%. Final principal payment of $1,150,000 is due in fiscal year 1994.

     In February 1993, the Company completed the sale of a facility that it previously owned in Pomona, California.

     The Company's facility in Denver, Colorado is currently leased through June 30, 1994. The Company is moving this operation to a 360,000 square feet facility in Denver, Colorado, that is leased through June 30, 1999.

     Information with respect to the Company's manufacturing facilities is set forth below:

                                                      SQUARE FEET
                                                          OF
                                                     MANUFACTURING        PRINCIPAL
                         LOCATION                        AREA              PRODUCT         INTEREST
                                                     -------------    -----------------    --------
    Chicago, Illinois.............................      105,000             Paint           Owned

    Cary, Illinois................................      580,000           Paint and         Owned
                                                                      Paint Applicators

    Harvard, Illinois.............................      830,000          Heaters and        Owned
                                                                        Outdoor Power
                                                                          Equipment

The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs.

     The Company owns and leases transportation equipment for use at its regional distribution centers for the primary purpose of delivering merchandise from the Company's regional distribution centers to its Members. Additional information concerning these leases can be found in Notes 3 and 5 to the consolidated financial statements included elsewhere herein.

ITEM 3. LEGAL PROCEEDINGS.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the Common Stock of the Company and there is no expectation that any market will develop. The Company's Class A Common Stock is owned almost exclusively by retailers of hardware, variety and related products each of whom is a Member of the Company and purchases ten shares of the Company's Class A Common Stock (the only class of voting stock) upon becoming a Member. The Company is organized and operates as a cooperative corporation. The shares of the Company's Class B Common Stock now outstanding were issued to Members in partial payment of the annual patronage dividend to which they became entitled as a result of patronage business done by such Members with the Company. In accordance with the Company's By-Laws, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors.

     The number of holders of record (as of February 26, 1994) of each class of stock of the Company is as follows:

                                                                            NUMBER OF
                                                                           HOLDERS OF
                    TITLE OF CLASS                                           RECORD
                                                                        -----------------
        Class A Common Stock, $100 Par Value.........................   6,516
        Class B Common Stock, $100 Par Value.........................   6,396

     Dividends (other than patronage dividends) upon the Class A Common Stock and Class B Common Stock, subject to the provisions of the Company's Certificate of Incorporation, may be declared out of gross margins of the Company, other than gross margins from operations with or for Members and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors. Dividends may be paid in cash, in property, or in shares of the Common Stock, subject to the provisions of the Certificate of Incorporation. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, the Company has not paid dividends on its Class A Common Stock or Class B Common Stock. The Board of Directors does not plan to pay dividends on either of said classes of stock. See the discussion of patronage dividends under Item 1--Business.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                               FOR THE YEARS ENDED
                                     ------------------------------------------------------------------------
                                     JANUARY 1,    JANUARY 2,    DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                        1994          1993           1991            1990            1989
                                     ----------    ----------    ------------    ------------    ------------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues..........................   $2,420,727    $2,356,468     $2,139,887      $2,135,120      $2,058,822

Net margins.......................   $   57,023    $   60,629     $   59,425      $   54,847      $   66,507

Patronage dividends...............   $   54,440    $   60,901     $   60,339      $   56,269      $   67,605

Total assets......................   $  803,528    $  833,372     $  763,109      $  709,895      $  714,889

Long-term debt and obligations
  under capital leases............   $   69,201    $   72,749     $   13,335      $   15,077      $   15,642

Promissory (subordinated) and
  instalment notes payable........   $  217,996    $  235,695     $  235,289      $  215,452      $  216,770

Redeemable Class A Common Stock...   $    6,633    $    6,857     $    7,077      $    7,362      $    7,401

Redeemable Class B Common Stock...   $  110,773    $  108,982     $  104,151      $  101,398      $   95,793

Book value per share of Class A
  Common Stock and Class B Common
  Stock(a)........................   $   103.85    $   101.42     $   102.50      $   103.38      $   104.74

- ---------------
(a) The book value per share of the Company's Class A Common Stock and Class B Common Stock is the value, determined in accordance with generally accepted accounting principles, of such shares as shown by the respective year-end consolidated balance sheets of the Company, included elsewhere herein as reported on by the Company's independent auditors, after eliminating therefrom all value for goodwill, and other intangible assets and any retained earnings specifically appropriated by the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992

     Revenues increased $64,259,000 or 2.7% compared to the previous year. The majority of this revenue gain resulted from increased direct shipment sales to Members. Contributing to the increased direct shipments were strong increases of 15.6% from Lumber and Building Materials and a 20.5% increase from the Company's manufacturing division, General Power Equipment Company. Another significant portion of the Company's revenue increase was due to Cotter Canada Hardware and Variety Cooperative, Inc. ("Cotter Canada"). With its growth in membership and its first full year of operations, Cotter Canada shipments to Canadian members increased by 36.4%.

     Consolidated gross margins increased $1,313,000 but as a percentage of revenue decreased to 9.0% from 9.2% reflecting the change in sales mix from warehouse to direct shipments.

     Warehouse, general and administrative expenses increased by $9,430,000 or 7.7% due to higher manufacturing and logistic costs, increases associated with a full year of operations at Cotter Canada and non-recurring expenses related to the decentralization of functions previously performed at the Company's National Headquarters.

     Interest paid to Members decreased $1,258,000 or 4.9% primarily due to a lower average interest rate.

     Other interest expense increased by $156,000 or 2.1% due to a long-term financing agreement entered into by the Company during the second quarter of fiscal year 1992 to finance the expansion of the Company's distribution network and entry into Canada. This increase was partially offset by a decrease in short-term borrowings and the average rate of interest compared to the corresponding period last year.

     The gain on sale of properties owned of $5,985,000 and the corresponding increase in income tax expense of $2,193,000 resulted primarily from the disposition of a regional distribution center in Pomona, California and real estate located in Chicago, Illinois.

     Net margins were $57,023,000 for the year ended January 1, 1994 compared to $60,629,000 for the year ended January 2, 1993.

  FISCAL YEAR 1992 COMPARED TO FISCAL YEAR 1991

     Revenues for fiscal year 1992 increased by $216,581,000 or 10.1%. This represents the highest single year dollar increase in the Company's history. The majority of the revenue growth resulted from a 7.8% increase in merchandise shipments to the True Value and V&S Variety Members from the Company's regional distribution network and manufacturing facilities. All general classes of merchandise experienced revenue gains, reflecting Member confidence in merchandising programs and regional assortments. Another significant influence on revenues was the Company's expansion into the Canadian market. Shipments to Canadian Members by Cotter Canada exceeded $65,000,000.

     Gross margins increased by $18,863,000 or 9.5%. As a percentage of revenues, gross margins remained comparable to last year.

     Warehouse, general and administrative expenses increased by $11,404,000 or 10.2% but as a percentage of revenues remained comparable with the prior year. The Company was able to maintain this percentage, even though the Company increased the number of items stocked in regional distribution centers and member ordering patterns continued to shift away from direct (drop shipment) sales. Additionally, fiscal year 1992 was the first full fiscal year of operating the Kingman, Arizona regional distribution center, and the year the Company began its Canadian operation.

     Interest paid to Members decreased slightly due to a decrease in the average interest rate partially offset by an increase in the balance of the promissory (subordinated) and instalment notes.

     Other interest expense increased by $4,807,000 due to long-term financing agreements entered into by the Company during fiscal year 1992, to finance the expansion of the Company's distribution network and entry into Canada.

     Other income, net decreased by $1,502,000 due to a reduction in interest income compared to fiscal year 1991. Interest income decreased due to a reduction in the notes receivable and short-term investment amounts held during the year as well as lower rates of interest earned on these balances.

     Net margins were $60,629,000 and $59,425,000 for fiscal years 1992 and 1991, respectively. The difference resulted primarily from increased merchandise shipments to Members.

LIQUIDITY AND CAPITAL RESOURCES

     At January 1, 1994, net working capital decreased to $225.2 million from $230.2 million at January 2, 1993. The current ratio increased to 1.57 in fiscal year 1993 compared to 1.56 in fiscal year 1992. Current assets decreased $18.0 million, primarily due to the Company's change in cash position, offset by an increase of $22.2 million in receivables due to increased sales and offering Members favorable payment terms received by the Company from its vendors. Current liabilities decreased $13.0 million primarily due to a decrease in accounts payable as a result of decreased wholesale merchandise inventory offset by an increase in current maturities of long-term obligations and short-term borrowings.

     Historically, cash flow from operations together with proceeds of short-term borrowings have sufficiently funded the Company's operations. In an attempt to improve Members' cash flow, the Company continued to offer Members extended terms on purchases during fiscal year 1993 thereby increasing extended term receivables by 24.7%. During fiscal year 1994, the Company anticipates that cash provided by operating activities will increase due to forecasted improvement in the relationship between inventories and accounts payable.

     Cash and cash equivalents decreased to $1.3 million at January 1, 1994 compared to $37.6 million at January 2, 1993. Short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances, amounted to $56.5 million at January 1, 1994. There were $23.3 million of borrowings outstanding under these agreements at January 1, 1994 compared to $0.3 million at January 2, 1993.

     The Company's capital is primarily derived from redeemable Class A Common Stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B Common Stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

     Net capital expenditures, including those made under capital leases, were $5.6 million in fiscal year 1993 compared to $27.0 million in fiscal year 1992 and $30.5 million in fiscal year 1991. These capital expenditures were principally related to additional equipment and technological improvements at the regional distribution centers and National Headquarters. Additionally, a wholly-owned subsidiary of the Company acquired certain assets of a hardware and variety wholesaler based in Canada for approximately $13.1 million in fiscal year 1992. In fiscal year 1991, capital expenditures included the construction of a new regional distribution center in Kingman, Arizona. Funding of capital expenditures in fiscal year 1994 is anticipated to come from operations and external sources, if necessary.

     The effects of all recent tax legislation have not had a material effect on the Company's financial position and results of operations.

     Effective January 3, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of this adoption does not have a material effect on the consolidated financial statements. Additionally, the Company has reviewed the impact of all new accounting standards issued as of the filing date of this report, that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Consolidated financial statements and consolidated financial statement schedules covered by the report of the Company's independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are:

                                                            POSITION(S) HELD AND
    NAME                              AGE                    BUSINESS EXPERIENCE
    ----                              ---                   --------------------
Karen M. Agnew......................  51      Appointed Vice President in February, 1992.
                                              Director of National Headquarters Support from
                                              July, 1991 to February, 1992. Prior position from
                                              April, 1986 was Executive Assistant to the
                                              President.

Daniel T. Burns.....................  43      Vice President and General Counsel. Vice
                                              President since November, 1990. General Counsel
                                              since April, 1988.

Danny R. Burton.....................  47      Appointed Vice President in May, 1992. National
                                              Member Development Manager from July, 1990 to
                                              May, 1992. Prior position from September, 1985 to
                                              June, 1990 was Sales Manager.

Kenneth O. Cayce, Jr................  73      Director since March, 1964. Term expires April,
                                              1995.

William M. Claypool, III............  71      Director since March, 1970. Term expires April,
                                              1994. Nominated by the Board of Directors for
                                              reelection to a three-year term.

Michael P. Cole.....................  50      Director since July, 1988. Term expires April,
                                              1996.

Samuel D. Costa, Jr.................  52      Director since July, 1988. Term expires April,
                                              1996.

Daniel A. Cotter....................  59      President, Chief Executive Officer and Director.
                                              Elected President in January, 1978, Chief
                                              Executive Officer in January, 1983 and Director
                                              since September, 1989. Term expires April, 1996.

Leonard C. Farr.....................  72      Director since March, 1972. Term expires April,
                                              1996.

William M. Halterman................  46      Director since June, 1990. Term expires April,
                                              1995.

Robert F. Johnson...................  50      Appointed Vice President in January, 1994.
                                              Director of Corporate Planning and Information
                                              Services since March, 1992. Prior position was
                                              Distribution Industry Consulting Manager of a
                                              Corporation in Illinois.

Jerrald T. Kabelin..................  56      Chairman of the Board since April, 1993. Director
                                              since April, 1985. Term expires April, 1994.
                                              Nominated by the Board of Directors for
                                              reelection to a three-year term.

Arthur W. Ketelsen..................  74      Director since April, 1985. Term expires April,
                                              1994. Not seeking reelection.

Kerry J. Kirby......................  47      Vice President and Chief Financial Officer since
                                              November, 1990. Secretary and Treasurer
                                              (Principal Financial and Accounting Officer)
                                              since April, 1989. Controller from April, 1988 to
                                              October, 1990.

Robert J. Ladner....................  47      Nominated by the Board of Directors for election
                                              as a Director to a three-year term to replace
                                              Arthur W. Ketelsen, whose term will expire April,
                                              1994.

Lewis W. Moore......................  81      Director since June, 1948. Term expires April,
                                              1994. Nominated by the Board of Directors for
                                              reelection to a three-year term.

                                                            POSITION(S) HELD AND
    NAME                              AGE                    BUSINESS EXPERIENCE
    ----                              ---                   --------------------
Robert A. Nolawski..................  55      President of Cotter Canada Hardware and Variety
                                              Cooperative, Inc. since February, 1992. Vice
                                              President since November, 1990. Prior position
                                              was Warehouse and Physical Distribution Manager.

Jeremiah J. O'Connor................  51      Director since July, 1984. Term expires April,
                                              1995.

Steven J. Porter....................  41      Executive Vice President and Chief Operating
                                              Officer since August, 1993. Prior position was
                                              Vice President of Merchandising of a retail
                                              building materials and hardware company based in
                                              Missouri.

Richard L. Schaefer.................  64      Director since May, 1976. Term expires April,
                                              1995.

John P. Semkus......................  47      Vice President, Distribution and Transportation
                                              since February 1992. Appointed Vice President in
                                              June, 1988. Prior position was Operating Manager
                                              of a regional distribution center.

Robert G. Waters....................  73      Director since March, 1973. Term expires April,
                                              1994. Nominated by the Board of Directors for
                                              reelection to a three-year term.

John M. West, Jr....................  41      Director since October, 1991. Term expires April,
                                              1995.

Donald E. Yeager....................  51      Director since April, 1993. Term expires April,
                                              1996.

- ---------------
During the past five years, the principal occupation of each director of the Company, other than Daniel A. Cotter, was the operation of retail hardware stores.

ITEM 11. EXECUTIVE COMPENSATION.

PENSION AND COMPENSATION COMMITTEE

     The Pension and Compensation Committee of the Board of Directors (the "Committee") consists of three non-employee directors: Kenneth O. Cayce, Jr. (Chairman), Lewis W. Moore and Michael P. Cole. In addition, Jerrald T. Kabelin, Chairman of the Board of Directors, and Daniel A. Cotter, President and Chief Executive Officer, served as ex-officio members of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension plans. It meets in executive session and with ex-officio members and the Chief Financial Officer concerning executive compensation matters. The Committee calls upon outside consultants for assistance, as necessary.

     The Committee meets at least annually. In fiscal year 1993, the Committee met on four occasions. Primary responsibilities of the Committee include:

     - Establishing the President's salary and annual and long-term incentive opportunities.

     - Approving other executive officer salaries recommended by the President.

     - Setting performance goals for the annual incentive plan and long-term incentive plan.

     - Assessing performance achievement relative to goals and approving incentive payments.

     - Determining which individuals, upon recommendation of the President, will participate in the annual incentive plan and the long-term incentive plan and the level of incentive awards which will be available to each participant.

     - Approving any revisions proposed for executive compensation.

     The Committee makes recommendations to the Board of Directors regarding compensation of the Company's executive officers. The philosophy of the Committee is to maintain an executive compensation program to help the Company attract, retain and motivate the executive resources it needs to maintain industry leadership, provide high levels of service to Members, and achieve the financial objectives as determined by the Board of Directors.

     To achieve its stated goals, the Company has developed three executive compensation policies.

     - The Company provides levels of salaried compensation that are competitive.

     - The Company provides annual incentive compensation for executives that vary in a consistent and predictable manner with the performance of the Company.

     - The Company provides an incentive program which enables selected executives to achieve incentive awards based on the long-term (multiple year) performance of the Company.

     The combination of these three compensation policies is intended to provide competitive earnings opportunities when performance reaches desired levels. The annual incentive program and the long-term incentive program are cancelable by the Board of Directors at any time.

     The Company provides salary levels that are competitive with the median (50th percentile) of the executive marketplace. The industry comparison groups used to evaluate competitiveness include: member owned organizations, wholesale distribution firms, mass merchandising firms and general industry and manufacturing organizations. Competitiveness is measured using data from a number of sources, including published information, proxies and surveys by consulting firms.

     The annual incentive plan is designed to ensure that executive compensation varies in relation to achievement of annual performance goals. In fiscal year 1993, the plan's overall Company goal was based on achieving Member payout objectives. Each executive had at least a portion of their incentive award determined by Member payout results. The President's entire incentive award is based upon Member payout results. Those executives with departmental responsibilities are measured against department goals in addition to Member payout.

     The long-term incentive plan assures a continuing focus on the Company's future. Goals are set for performance achievement over three-year intervals. A new performance period starts each year and goals for each three-year cycle currently underway are related to achievement of revenue growth.

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1993 and Paul F. Fee, who ceased to be an officer of the

Company, during fiscal year 1993, and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

               NAME AND                                                        OTHER           LONG-TERM
          PRINCIPAL POSITION              YEAR     SALARY     BONUS(1)    COMPENSATION(2)    INCENTIVES(3)
- ---------------------------------------   ----    --------    --------    ---------------    -------------
Daniel A. Cotter.......................   1993    $500,000    $     --       $   4,996         $      --
  President and Chief                     1992     500,000     136,500           3,928           250,000
  Executive Officer                       1991     500,000     262,500          12,166           250,000

Paul F. Fee............................   1993     275,000      59,419         257,677                --
  Executive Vice                          1992     275,000      81,623           7,563            90,283
  President                               1991     275,000      77,108           9,536            48,125

Kerry J. Kirby.........................   1993     225,000      25,313           6,746                --
  Vice President,                         1992     193,299      36,304           7,518                --
  Finance                                 1991     148,674      49,005           7,026                --

Robert A. Nolawski.....................   1993     200,000      41,100          33,038                --
  Vice President                          1992     205,111      77,175          13,046                --
                                          1991     127,488      33,534           6,651                --

Daniel T. Burns........................   1993     175,000      23,625           5,214                --
  Vice President, Legal                   1992     162,602      39,946           9,466                --
  and Human Resources                     1991     145,102      47,850           4,358                --

Steven J. Porter.......................   1993     167,115      25,000          11,944                --
  Executive Vice President                1992          --          --              --                --
  and Chief Operating Officer             1991          --          --              --                --

- ---------------
(1) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2) Other compensation consists primarily of Company contributions to the Cotter & Company Employee's Savings and Compensation Deferral Plan (the "Savings Plan"). Under the Savings Plan, each participant may elect to make a contribution in an amount of up to ten percent (10%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $8,994 of the executive officer's salary in fiscal year 1993 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation. Mr. Fee's other compensation in fiscal year 1993 consists of payments pursuant to an employment agreement. Mr. Nolawski's other compensation includes $4,443 and $27,427 of relocation payments in fiscal year 1992 and 1993, respectively. Mr. Porter's other compensation consists of $11,944 of relocation payments in fiscal year 1993.

(3) Mr. Cotter and Mr. Fee earned transition awards during the initial first two fiscal years of the long-term incentive program initiated in fiscal year 1991. No long-term incentive awards were earned in fiscal year 1993.

     Daniel A. Cotter is employed under a long-term contract which commenced January 1, 1985 for a period of 15 years terminating December 31, 1999. Mr. Cotter agreed, in 1990, to revise his contract to conform his compensation to that applicable to all other executives. His base salary has not changed since 1990.

     The Company has a severance policy providing termination benefits based upon annual compensation and years of service.

     No reportable loans were made by the Company to its executive officers or to its directors during the last three fiscal years.

LONG-TERM PERFORMANCE CASH AWARDS

     Beginning in fiscal year 1991, the Board of Directors adopted a long-term incentive program for selected senior executive officers of the Company. The plan covers three-year periods beginning in 1991 through 1993. Senior executives of the Company are eligible for cash payouts ranging from 20% to 50% of their average annual salary if performance goals established for the plan are met. Performance goals for the current plans relate to the achievement of revenue growth.

     A new plan starts each year with goals set for the next three-year period. A range of estimated payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 1994, and paid in fiscal year 1995 is shown in the following table:

NAME                                             PERFORMANCE PERIOD    THRESHOLD     TARGET     MAXIMUM
- ----                                             ------------------    ---------    --------    --------
Daniel A. Cotter..............................        1992-1994        $ 125,000    $250,000    $375,000
Kerry J. Kirby................................        1992-1994           22,500      45,000      67,500
Robert A. Nolawski............................        1992-1994           20,000      40,000      60,000
Daniel T. Burns...............................        1992-1994           17,500      35,000      52,500

DEFINED BENEFIT RETIREMENT PLANS

     The Company has a defined benefit pension plan, the Cotter & Company Pension Plan (the "Plan"), which is qualified under the Internal Revenue Code. The amount of the Company's annual contribution to the Plan is determined for the total of all participants covered by the Plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Plan. The Plan provides fully vested unreduced monthly benefits to eligible employees who have retired at or after age 65 or served a minimum of five years of service and reached age 62. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Plan. The Plan has been amended to be a Social Security "excess" plan instead of being a Social Security "integrated" plan. The benefits provided by the Plan are calculated in the form of a single annuity.

     The formula of the benefit for the service completed before January 1, 1989 is one and two-thirds percent of the participant's "average compensation" multiplied by the person's years of service thru December 31, 1988 up to a maximum of thirty such years, minus one and two-thirds percent of the participant's primary Social Security benefit multiplied by the person's years of service thru December 31, 1988 up to a maximum of thirty such years.

     For service completed after January 1, 1989, the benefit formula is one and one-twentieth percent of the participant's "average compensation" equal to one-third of the retirement year Taxable Wage Base multiplied by the person's years of service after January 1, 1989 up to a maximum of thirty such years, plus one and one-half percent of the participant's "average compensation" over one-third of the retirement year Taxable Wage Base multiplied by the person's years of service after January 1, 1989 up to a maximum of thirty such years.

     A third benefit formula for service completed prior to January 1, 1992 is one and two-thirds percent of the participant's "average compensation" multiplied by the person's years of service thru December 31, 1991 up to a maximum of thirty such years, minus one and two-thirds percent of the participant's primary Social Security benefit multiplied by the person's years of service thru December 31, 1991 up to a maximum of thirty such years. The third formula will be used only if the benefit calculated is higher than the combination of the first two formulas.

     "Average compensation" means the average of the compensation received by an eligible employee during the five highest consecutive calendar years within the ten consecutive calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, bonuses and deferral contributions under the Savings Plan. The average compensation does not differ substantially from all of the compensation for the officers listed in the Summary Compensation Table.

     The Company amended and restated in 1991 a Supplemental Retirement Plan (the "Supplemental Plan") for certain employees as designated by the Company's President and Chief Executive Officer. The benefits provided by the Supplemental Plan are calculated in the form of a single annuity in an amount per year which is equal to three percent of the participant's "average compensation" multiplied by years of service up to a maximum of twenty such years, minus any benefits provided to the participants by the Plan, and minus the participant's primary Social Security benefit. "Average Compensation" for the Supplemental Plan is defined the same as for the Plan, as discussed above. The Supplemental Retirement Plan is not a qualified plan under the Internal Revenue Code. Benefits payable under the Supplemental Plan will be financed through internal operations.

     The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table (except Mr. Cotter and Mr. Nolawski) is currently limited under the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA") to $118,800 at retirement under various assumed conditions. Beginning in 1983, "TEFRA" limited the maximum annual retirement benefits payable to an individual under the Pension Plan to the higher of (a) $90,000 or (b) the participant's accrued benefits under the Pension Plan as of December 31, 1982. The limits of the "TEFRA" maximum annual retirement benefits are subject to the cost-of-living adjustments in 1994 for post-1986 cost-of-living increases.

     The following table reflects the estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table (except to those officers currently limited under "TEFRA," as previously explained) at retirement under various assumed conditions. The benefit amounts are not subject to deduction for Social Security except as provided by the aforesaid benefit formula nor are said amounts subject to any other offset.

                                                                 YEARS OF SERVICE
AVERAGE                                      --------------------------------------------------------
COMPENSATION                                    10          15          20          25          30
- ---------------                              --------    --------    --------    --------    --------
 $700,000.................................   $111,542    $118,800    $118,800    $118,800    $118,800
  600,000.................................     95,546     118,800     118,800     118,800     118,800
  500,000.................................     79,550     118,800     118,800     118,800     118,800
  400,000.................................     63,551      96,787     118,800     118,800     118,800
  300,000.................................     47,555      72,461      97,367     118,800     118,800
  200,000.................................     31,559      48,135      64,711      81,288      97,864
  100,000.................................     15,563      23,809      32,055      40,302      48,548

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 30 years; Paul F. Fee, 21 years; Robert
A. Nolawski, 30 years; Kerry J. Kirby, 18 years, Daniel T. Burns, 13 years, and Steven J. Porter, 1 year.

     There is no existing market for the Company's Common Stock and there is no expectation that any market will develop. There are no broad market or peer group indexes the Company believes would render meaningful comparisons. Accordingly, a performance graph of the Company's cumulative total shareholders return for the previous five years, with a performance indicator of the overall stock market for the Company's peer group, has not been prepared.

     In fiscal year 1993 directors of the Company were each paid $1,000 per month. The Chairman of the Board is paid $1,000 per day to a maximum of $104,000 per year, when serving in the capacity as Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 26, 1994, each of the directors of the Company was the beneficial owner of 10 shares of Class A Common Stock of the Company comprising .2% of such shares issued and outstanding. Other than Daniel A. Cotter, no executive officer owns any shares of Class A Common Stock.

     The directors own in the aggregate approximately 1.5% of Class B Common Stock as of February 26, 1994. No executive officer owns any shares of Class B Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company uses Galaxy Travel Agency, Inc., a company engaged in providing normal travel business services, for Company officers, directors, employees, and Members. Daniel A. Cotter and his brother each own a one-half interest of Galaxy Travel. The total bookings placed by the Company with Galaxy Travel in fiscal year 1993 were approximately $2,300,000 and are estimated to be approximately the same in fiscal year 1994.

     The Company believes the foregoing transactions are on no-less favorable terms to it than could have been obtained from an independent party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. FINANCIAL STATEMENTS

                 The consolidated financial statements listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this annual report.

         2. FINANCIAL STATEMENT SCHEDULES

                 The consolidated financial statement schedules listed in the accompanying index (page F-1) to the consolidated financial statements are filed as part of this annual report.

         3. EXHIBITS

                 The exhibits listed on the accompanying index to exhibits (pages E-1 and E-2) are filed as part of this annual report.

     (B) REPORTS ON FORM 8-K

               None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   COTTER & COMPANY

                                   By:    /s/     KERRY J. KIRBY
                                      ---------------------------------------
                                                  Kerry J. Kirby,
                                      Vice President, Secretary, Treasurer and
DATED: March 17, 1994                            Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                    DATE
- ---------------------------------------------   ----------------------------   ----------------
       /s/  DANIEL A. COTTER                    President, Chief Executive       March 17, 1994
      -------------------------------             Officer and Director
            Daniel A. Cotter

       /s/  STEVEN J. PORTER                    Executive Vice President         March 17, 1994
      -------------------------------             and Chief Operating Officer
            Steven J. Porter

       /s/   KERRY J. KIRBY                     Vice President, Secretary,       March 17, 1994
      -------------------------------             Treasurer and
             Kerry J. Kirby                       Chief Financial Officer

       /s/  JERRALD T. KABELIN                  Chairman of the Board            March 17, 1994
      -------------------------------             and Director
            Jerrald T. Kabelin

       /s/ KENNETH O. CAYCE, JR.                Director                         March 17, 1994
      -------------------------------
           Kenneth O. Cayce, Jr.

       /s/ WILLIAM M. CLAYPOOL, III             Director                         March 17, 1994
      -------------------------------
           William M. Claypool, III

       /s/   MICHAEL P. COLE                    Director                         March 17, 1994
      -------------------------------
             Michael P. Cole

       /s/ SAMUEL D. COSTA, JR.                 Director                         March 17, 1994
      -------------------------------
           Samuel D. Costa, Jr.

       /s/   LEONARD C. FARR                    Director                         March 17, 1994
      -------------------------------
             Leonard C. Farr

       /s/ WILLIAM M. HALTERMAN                 Director                         March 17, 1994
      -------------------------------
           William M. Halterman

       /s/  ARTHUR W. KETELSEN                  Director                         March 17, 1994
      -------------------------------
            Arthur W. Ketelsen

       /s/    LEWIS W. MOORE                    Director                         March 17, 1994
      -------------------------------
              Lewis W. Moore

       /s/  JEREMIAH J. O'CONNOR                Director                         March 17, 1994
      -------------------------------
            Jeremiah J. O'Connor

       /s/   RICHARD L. SCHAEFER                Director                         March 17, 1994
      -------------------------------
             Richard L. Schaefer

       /s/    ROBERT G. WATERS                  Director                         March 17, 1994
      -------------------------------
              Robert G. Waters

       /s/    JOHN M. WEST, JR.                 Director                         March 17, 1994
      -------------------------------
              John M. West, Jr.

       /s/    DONALD E. YEAGER                  Director                         March 17, 1994
      -------------------------------
              Donald E. Yeager


ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
            AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

                                                                                    PAGE(S)
                                                                                  -----------
Report of Independent Auditors.................................................           F-3
Consolidated Balance Sheet at January 1, 1994 and January 2, 1993..............      F-4; F-5
Consolidated Statement of Operations for each of the three years in the period
  ended January 1, 1994........................................................           F-6
Consolidated Statement of Cash Flows for each of the three years in the period
  ended January 1, 1994........................................................           F-7
Consolidated Statement of Capital Stock and Retained Earnings for each of the
  three years in the period ended January 1, 1994..............................           F-8
Notes to Consolidated Financial Statements.....................................   F-9 to F-15
Consolidated Financial Statement Schedules for each of the three years in the period ended January 1, 1994:
     IV--Indebtedness of and to Related Parties--Not Current...................          F-16
      V--Property, Plant and Equipment.........................................          F-17
     VI--Accumulated Depreciation and Amortization of Property, Plant and
      Equipment................................................................          F-18
     IX--Short-Term Borrowings.................................................          F-19

     All other schedules have been omitted because the required information is not applicable or is not material in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or the notes thereto.

                     -------------------------------------
                            THIS PAGE INTENTIONALLY
                                   LEFT BLANK
                     -------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
Cotter & Company

     We have audited the accompanying consolidated balance sheets of Cotter & Company as of January 1, 1994 and January 2, 1993, and the related consolidated statements of operations, cash flows and capital stock and retained earnings for each of the three years in the period ended January 1, 1994. Our audits also included the consolidated financial statement schedules listed in the Index at item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotter & Company at January 1, 1994 and January 2, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       /s/ ERNST & YOUNG


Chicago, Illinois
February 9, 1994

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                           JANUARY     JANUARY
                                                                              1,          2,
                                                                             1994        1993
                                                                           --------    --------
                                                                             (000'S OMITTED)
Current assets:
  Cash and cash equivalents.............................................   $  1,314    $ 37,603
  Accounts and notes receivable.........................................    276,585     254,401
  Inventories...........................................................    336,066     336,603
  Prepaid expenses......................................................      6,969      10,330
                                                                           --------    --------
               Total current assets.....................................    620,934     638,937
Properties owned, less accumulated depreciation.........................    164,319     178,484
Properties under capital leases, less accumulated amortization..........      6,769       8,954
Other assets............................................................     11,506       6,997
                                                                           --------    --------
               Total assets.............................................   $803,528    $833,372
                                                                           --------    --------
                                                                           --------    --------

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION

                                                                      JANUARY 1,       JANUARY 2,
                                                                         1994             1993
                                                                      ----------       ----------
                                                                            (000'S OMITTED)
Current liabilities:
  Accounts payable..................................................   $ 255,216        $ 300,925
  Accrued expenses..................................................      38,926           39,367
  Short-term borrowings.............................................      23,287              293
  Current maturities of notes, long-term debt and lease
     obligations....................................................      61,685           49,582
  Patronage dividend payable in cash................................      16,614           18,570
                                                                      ----------       ----------
               Total current liabilities............................     395,728          408,737
Long-term debt......................................................      63,977           65,282
Obligations under capital leases....................................       5,224            7,467
Capitalization:
  Promissory (subordinated) and instalment notes....................     217,996          235,695
  Redeemable Class A common stock and partially paid subscriptions
     (Authorized 100,000 shares; issued and fully paid 65,880 and
     68,080 shares).................................................       6,633            6,857
  Redeemable Class B nonvoting common stock and paid-in capital
     (Authorized 2,000,000 shares; issued and fully paid 1,019,640 and 979,700 shares; issuable as partial payment of patronage
     dividends, 75,780 and 97,842 shares)...........................     110,773          108,982
  Retained earnings.................................................       3,867            1,284
                                                                      ----------       ----------
                                                                         339,269          352,818
  Foreign currency translation adjustment...........................        (670)            (932)
                                                                      ----------       ----------
               Total capitalization.................................     338,599          351,886
                                                                      ----------       ----------
               Total liabilities and capitalization.................   $ 803,528        $ 833,372
                                                                      ----------       ----------
                                                                      ----------       ----------

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 FOR THE YEARS ENDED
                                                      ------------------------------------------
                                                      JANUARY 1,      JANUARY 2,      DECEMBER 28,
                                                         1994            1993            1991
                                                      ----------      ----------      ----------
                                                                   (000'S OMITTED)
Revenues............................................  $2,420,727      $2,356,468      $2,139,887
                                                      ----------      ----------      ----------
Cost and expenses:
  Cost of revenues..................................   2,202,806       2,139,860       1,942,142
  Warehouse, general and administrative.............     132,674         123,244         111,840
  Interest paid to Members..........................      24,458          25,716          26,006
  Other interest expense............................       7,429           7,273           2,466
  Gain on sale of properties owned..................      (5,985)             --              --
  Other income, net.................................        (260)           (643)         (2,145)
  Income tax expense................................       2,582             389             153
                                                      ----------      ----------      ----------
                                                       2,363,704       2,295,839       2,080,462
                                                      ----------      ----------      ----------
Net margins.........................................  $   57,023      $   60,629      $   59,425
                                                      ----------      ----------      ----------
                                                      ----------      ----------      ----------

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         FOR THE YEARS ENDED
                                                               ----------------------------------------
                                                               JANUARY 1,    JANUARY 2,    DECEMBER 28,
                                                                  1994          1993           1991
                                                               ----------    ----------    ------------
                                                                           (000'S OMITTED)
Cash flows from operating activities:
  Net margins...............................................    $  57,023     $  60,629      $ 59,425
  Adjustments to reconcile net margins to cash and cash
     equivalents provided by (used for) operating
     activities:
     Depreciation and amortization..........................       21,566        21,869        20,727
     Provision for losses on accounts and notes
       receivable...........................................        4,057         4,447         5,417
     Changes in operating assets and liabilities:
       Accounts and notes receivable........................      (38,605)      (29,798)      (30,043)
       Inventories..........................................          183       (11,819)      (44,628)
       Accounts payable.....................................      (45,070)       23,770        13,954
       Accrued expenses.....................................       (1,143)       (6,221)        8,238
       Other adjustments, net...............................       (2,679)       (3,035)       (1,771)
                                                               ----------    ----------    ------------
               Net cash and cash equivalents provided
                 by (used for) operating activities.........       (4,668)       59,842        31,319
                                                               ----------    ----------    ------------
Cash flows used for investing activities:
  Additions to properties owned.............................      (13,382)      (17,871)      (20,092)
  Proceeds from sale of properties owned....................       13,999           682         1,250
  Changes in other assets...................................       (3,850)       (2,076)          894
                                                               ----------    ----------    ------------
               Net cash and cash equivalents (used for)
                 investing activities.......................       (3,233)      (19,265)      (17,948)
                                                               ----------    ----------    ------------
Cash flows used for financing activities:
  Payment of annual patronage dividend......................      (18,570)      (18,423)      (16,978)
  Payment of notes, long-term debt and lease obligations....      (32,730)      (18,776)      (25,231)
  Proceeds from long-term borrowings........................           --        54,124            --
  Increase (decrease) in short-term borrowings..............       23,059       (20,975)       12,000
  Purchase of Class A common stock..........................         (470)         (337)         (266)
  Proceeds from sale of Class A common stock................          323           352           328
                                                               ----------    ----------    ------------
               Net cash and cash equivalents (used for)
                 financing activities.......................      (28,388)       (4,035)      (30,147)
                                                               ----------    ----------    ------------
Net increase (decrease) in cash and cash equivalents........      (36,289)       36,542       (16,776)
                                                               ----------    ----------    ------------
Cash and cash equivalents at beginning of year..............       37,603         1,061        17,837
                                                               ----------    ----------    ------------
Cash and cash equivalents at end of year....................    $   1,314     $  37,603      $  1,061
                                                               ----------    ----------    ------------
                                                               ----------    ----------    ------------

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

         CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS

                   FOR THE THREE YEARS ENDED JANUARY 1, 1994

                                                  COMMON STOCK, $100 PAR VALUE
                                              ------------------------------------
                                                                        CLASS B                     FOREIGN
                                                    CLASS A           ------------                 CURRENCY
                                              --------------------     ISSUED AND     RETAINED    TRANSLATION
                                              ISSUED    SUBSCRIBED    TO BE ISSUED    EARNINGS    ADJUSTMENT
                                              ------    ----------    ------------    --------    -----------
                                                              (000'S OMITTED)
Balances at December 29, 1990..............   $7,274      $   88        $101,398      $  2,470       $  --
  Net margins..............................                                             59,425
  Patronage dividend.......................                                8,095       (60,339)
  Stock issued for paid-up subscriptions...      363        (363)
  Stock subscriptions......................                  336
  Stock purchased and retired..............     (621)                     (5,342)
                                              ------    ----------    ------------    --------    -----------
Balances at December 28, 1991..............    7,016          61         104,151         1,556          --
  Net margins..............................                                             60,629
  Foreign currency translation
     adjustment............................                                                           (932)
  Patronage dividend.......................                               10,029       (60,901)
  Stock issued for paid-up subscriptions...      357        (357)
  Stock subscriptions......................                  345
  Stock purchased and retired..............     (565)                     (5,198)
                                              ------    ----------    ------------    --------    -----------
Balances at January 2, 1993................    6,808          49         108,982         1,284        (932)
  Net margins..............................                                             57,023
  Foreign currency translation
     adjustment............................                                                            262
  Patronage dividend.......................                                7,686       (54,440)
  Stock issued for paid-up subscriptions...      312        (312)
  Stock subscriptions......................                  308
  Stock purchased and retired..............     (532)                     (5,895)
                                              ------    ----------    ------------    --------    -----------
Balances at January 1, 1994................   $6,588      $   45        $110,773      $  3,867       $(670)
                                              ------    ----------    ------------    --------    -----------
                                              ------    ----------    ------------    --------    -----------

- ---------------
     Subscribed Class A common stock amounts are net of unpaid amounts of $14,000 at January 1, 1994, $27,000 at January 2, 1993 and December 28, 1991,
and $32,000 at December 29, 1990 (for 590, 760, 880, and 1,200 shares subscribed, respectively).

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

     Cotter & Company (the Company) is a member-owned wholesaler of hardware, variety and related merchandise. The Company also manufactures paint, paint applicators, outdoor power equipment, heaters and hardware related products. The Company's goods and services are sold predominantly within the United States, primarily to retailers of hardware, variety and related lines, each of whom has purchased ten shares of the Company's Class A common stock on becoming a Member. The Company operates in a single industry as a member-owned wholesaler cooperative. In accordance with the Company's By-laws, the annual patronage dividend is paid to Members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors. The significant accounting policies of the Company are summarized below.

     Consolidation. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. In fiscal years 1992 and 1993, the consolidated financial statements also include the accounts of Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian member-owned wholesaler of hardware, variety and related merchandise, in which the Company has a majority equity interest.

     Capitalization. The Company's capital (Capitalization) is derived from redeemable Class A voting common stock and retained earnings, together with promissory (subordinated) notes and redeemable Class B nonvoting common stock issued in connection with the Company's annual patronage dividend. The By-laws provide for partially meeting the Company's capital requirements by payment of the year-end patronage dividend, of which at least twenty percent must be paid in cash, and the balance in promissory (subordinated) notes and redeemable $100 par value Class B common stock.

     Membership may be terminated without cause by either the Company or the Member on sixty days written notice. In the event membership is terminated, the Company undertakes to purchase, and the Member is required to sell to the Company, all of the Member's Class A common stock and Class B common stock at book value. Payment for the Class A common stock will be in cash. Payment for the Class B common stock will be a note payable in five equal annual instalments bearing interest at the same rate per annum as the promissory (subordinated) notes most recently issued as part of the Company's patronage dividend.

     Cash equivalents. The Company classifies its temporary investments in highly liquid debt instruments, with an original maturity of three months or less, as cash equivalents. The carrying amount reported in the consolidated balance sheets for cash and cash equivalents approximates fair value.

     Inventories. Inventories are stated at the lower of cost, determined on the "first-in, first-out" basis, or market.

     Properties. Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements--10 to 40 years; machinery, warehouse and office equipment--5 to 10 years; transportation equipment--3 to 7 years; and leasehold improvements--the life of the lease without regard to options for renewal.

     Income Taxes. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 3, 1993. Under this standard, the liability method is used whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities adjusting for the impact of tax credit carryforwards.

     Retirement plans. The Company sponsors two noncontributory defined benefit retirement plans covering substantially all of its employees. Company contributions to union-sponsored defined contribution plans are based on collectively bargained rates times hours worked. The Company's policy is to fund annually all tax-qualified plans to the extent deductible for income tax purposes.

     Reporting year. The Company's reporting year-end is the Saturday closest to December 31.

NOTE 2--INVENTORIES

     Inventories consisted of:

                                                          JANUARY 1, 1994     JANUARY 2, 1993
                                                          ---------------     ---------------
                                                                    (000'S OMITTED)
          Manufacturing inventories:
            Raw materials..............................      $  14,795           $  13,520
            Work-in-process and finished goods.........         54,992              46,126
                                                          ---------------     ---------------
                                                                69,787              59,646
          Merchandise inventories......................        266,279             276,957
                                                          ---------------     ---------------
                                                             $ 336,066           $ 336,603
                                                          ---------------     ---------------
                                                          ---------------     ---------------

NOTE 3--PROPERTIES

     Properties owned or leased under capital leases consisted of:

                                                       JANUARY 1, 1994          JANUARY 2, 1993
                                                     --------------------     --------------------
                                                      OWNED       LEASED       OWNED       LEASED
                                                     --------     -------     --------     -------
                                                                    (000'S OMITTED)
    Buildings and improvements....................   $166,055     $    --     $171,479     $    --
    Machinery and warehouse equipment.............     76,330          --       77,591          --
    Office equipment..............................     55,191          --       50,408          --
    Transportation equipment......................     18,778      15,337       16,297      15,337
                                                     --------     -------     --------     -------
                                                      316,354      15,337      315,775      15,337
    Less accumulated depreciation and
      amortization................................    164,731       8,568      152,250       6,383
                                                     --------     -------     --------     -------
                                                      151,623       6,769      163,525       8,954
    Land..........................................     12,696          --       14,959          --
                                                     --------     -------     --------     -------
                                                     $164,319     $ 6,769     $178,484     $ 8,954
                                                     --------     -------     --------     -------
                                                     --------     -------     --------     -------

NOTE 4--LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of:

                                                           JANUARY 1, 1994    JANUARY 2, 1993
                                                           ---------------    ---------------
                                                                    (000'S OMITTED)
          Senior note at 8.60%..........................       $50,000            $50,000
          Term loan:
            7.75%.......................................         6,200              6,200
            Canadian prime (5.50% and 7.25%)............         3,777              3,932
          Industrial Revenue Bonds:
            5.94%.......................................         4,000              4,000
            8.25%.......................................         1,150              2,950
                                                           ---------------    ---------------
                                                                65,127             67,082
          Less amounts due within one year..............         1,150              1,800
                                                           ---------------    ---------------
                                                               $63,977            $65,282
                                                           ---------------    ---------------
                                                           ---------------    ---------------

     The proceeds from the 8.60% senior note were used for operations. Principal payments starting in 1995 are due in increasing amounts through maturity in 2007. Under the senior note agreement, the Company is required to meet certain financial ratios and covenants.

     The two term loans relate to the Canadian acquisition and are due in 1997.

     The 5.94% issuance of bonds relates to financing the expansion of a distribution center. On October 1, 1994 and every three-year period thereafter, the interest rate will be adjusted based on a bond index. These bonds may be redeemed at face value at either the option of the Company or the bondholders at October 1, 1994 and every three-year period thereafter until maturity in 2003. The 8.25% issuance of bonds relates to financing the construction of a distribution center.

     Total maturities of long-term debt for fiscal years 1994, 1995, 1996, 1997, 1998, and thereafter are $1,150,000, $1,000,000, $2,000,000, $12,977,000,
$4,000,000 and $44,000,000 respectively.

     In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances, which amount to $56,500,000 at January 1, 1994. There were $23,287,000 borrowings under these agreements at January 1, 1994. The Company pays commitment fees for these lines.

     The fair value of the 8.6% senior note was approximately $54,375,000 and $51,250,000 at January 1, 1994 and January 2, 1993, respectively. The fair value was estimated using discounted cash flow analyses, based on the Company's incremental borrowing rate for similar borrowings. The carrying amounts of the Company's other long term borrowings and short-term lines of credit approximate fair value.

NOTE 5--CAPITAL LEASES AND OTHER LEASE COMMITMENTS

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value which is related to the lessor's book value at expiration of the lease term.

     The following is a schedule of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments, as of January 1, 1994:

                                 FISCAL YEARS                           (000'S OMITTED)
          -----------------------------------------------------------
            1994.....................................................       $ 2,545
            1995.....................................................         1,834
            1996.....................................................         1,485
            1997.....................................................         1,025
            1998.....................................................           751
            1999.....................................................           416
                                                                            -------
          Net minimum lease payments.................................         8,056
          Less amount representing interest..........................           589
                                                                            -------
          Present value of net minimum lease payments................         7,467
          Less amounts due within one year...........................         2,243
                                                                            -------
                                                                            $ 5,224
                                                                            -------
                                                                            -------

     The Company also is committed under cancelable operating leases for certain transportation equipment which, in certain cases, also provide for contingent rental arrangements and purchase options. The Company made contingent rental payments relating to operating leases of $575,000, $616,000 and $483,000 for fiscal years 1993, 1992 and 1991, respectively. Rental expense under operating leases for fiscal years 1993, 1992, and 1991 was $7,536,000, $6,850,000 and
$5,583,000, respectively.

NOTE 6--CAPITALIZATION

     Promissory (subordinated) and instalment notes consisted of:

                                                                      JANUARY 1,     JANUARY 2,
                                                                         1994           1993
                                                                      ----------     ----------
                                                                           (000'S OMITTED)
    Promissory (subordinated) notes--
      Due currently................................................    $      51      $      56
      Due on December 31, 1993--8%.................................           --         24,734
      Due on December 31, 1993--11%................................           --         18,393
      Due on December 31, 1994--8 1/2%.............................       26,173         26,739
      Due on December 31, 1994--9 1/2%.............................       30,321         31,548
      Due on December 31, 1995--7 1/2%.............................       21,324         22,686
      Due on December 31, 1995--10%................................       36,257         38,259
      Due on December 31, 1996--9 1/2%.............................       28,930         30,324
      Due on December 31, 1996--6%.................................       27,187             --
      Due on December 31, 1997--10%................................       18,138         24,668
      Due on December 31, 1998--8%.................................       29,266         30,090
      Due on December 31, 1999--8% (issued 1993)...................       27,827         28,863
      Due on December 31, 2000--6 1/2% (to be issued)..............       26,752             --
    Instalment notes at interest rates of 8% to 10% with maturities
      through 1997.................................................        4,062          4,575
                                                                      ----------     ----------
                                                                         276,288        280,935
    Less amounts due within one year...............................       58,292         45,240
                                                                      ----------     ----------
                                                                       $ 217,996      $ 235,695
                                                                      ----------     ----------
                                                                      ----------     ----------

     The promissory notes are issued principally in payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors. Notes to be issued relate to the patronage dividend which is distributed after the end of the year. Prior experience indicates that the maturities of a substantial portion of the notes due within one year are extended, for a three year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The Company anticipates that this practice will continue.

     Due to the uncertainty of the ultimate maturities of the promissory notes, management believes it is impracticable to estimate their fair value. The carrying amount of the instalment notes at January 1, 1994 and January 2, 1993 approximates fair value.

     Total maturities of promissory and instalment notes for fiscal years 1994, 1995, 1996, 1997, 1998, and thereafter are $58,292,000, $58,826,000,
$56,812,000, $18,513,000, $29,266,000 and $54,579,000, respectively.

NOTE 7--INCOME TAXES

     Effective January 3, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" (See Note 1). As permitted under the new rules, prior years' financial statements have not been restated.

     The cumulative effect of adopting SFAS No. 109 as of January 3, 1993 was not material to the consolidated financial statements of the Company.

     At January 1, 1994, the Company has alternative minimum tax credit carryforwards of approximately $1,000,000 which do not expire. The carryforwards are available to offset future federal tax liabilities.

     Significant components of the Company's deferred tax assets and liabilities as of January 1, 1994 resulted primarily from alternative minimum tax credit carryforwards and temporary differences between income tax and financial reporting for depreciation, vacation pay and contributions to fund retirement plans.

     Significant components of the provision (benefit) for income taxes are as follows:

                                                          LIABILITY
                                                           METHOD          DEFERRED METHOD
                                                          ---------    ------------------------
                                                                   FOR THE YEARS ENDED
                                                          -------------------------------------
                                                           JANUARY      JANUARY      DECEMBER
                                                             1,           2,            28,
                                                            1994         1993          1991
                                                          ---------    ---------    -----------
                                                                     (000'S OMITTED)
        Current:
          Federal......................................    $   343       $ 551        $ 2,051
          State........................................         22         152            326
          Foreign......................................        237         122             --
                                                          ---------    ---------    -----------
          Total current................................        602         825          2,377
                                                          ---------    ---------    -----------
        Deferred:
          Federal......................................      1,582        (497)        (2,051)
          State........................................        317         (14)          (173)
          Foreign......................................         81          75             --
                                                          ---------    ---------    -----------
          Total deferred...............................      1,980        (436)        (2,224)
                                                          ---------    ---------    -----------
                                                           $ 2,582       $ 389        $   153
                                                          ---------    ---------    -----------
                                                          ---------    ---------    -----------

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as patronage dividend based on margins from business done with or for Members. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% in fiscal year 1993 and 34% in 1992 and 1991 is as follows:

                                                         LIABILITY
                                                          METHOD          DEFERRED METHOD
                                                         ---------    ------------------------
                                                                  FOR THE YEARS ENDED
                                                         -------------------------------------
                                                          JANUARY      JANUARY      DECEMBER
                                                            1,           2,            28,
                                                           1994         1993          1991
                                                         ---------    ---------    -----------
                                                                    (000'S OMITTED)
        Tax at U.S. statutory rate....................   $  20,862    $  20,746     $  20,257
        Effects of:
          Patronage dividend..........................     (19,054)     (20,706)      (20,515)
          State income taxes, net of federal tax
             benefit..................................         220           91           101
          Other, net..................................         554          258           310
                                                         ---------    ---------    -----------
                                                         $   2,582    $     389     $     153
                                                         ---------    ---------    -----------
                                                         ---------    ---------    -----------

NOTE 8--CASH FLOW

     The Company's noncash financing and investing activities in fiscal years 1992 and 1991 include acquisitions of transportation and warehouse equipment by entering into capital leases. In fiscal year 1992, ownership of a distribution center previously under capital lease was transferred to the Company. Also in fiscal year 1992, a wholly-owned subsidiary of the Company acquired certain assets, in part, by assuming debt. In fiscal year 1991, the Company acquired a new distribution center by assuming debt. These transactions aggregate $12,527,000 and $11,382,000 in fiscal years 1992 and 1991, respectively. In addition, the annual patronage dividend and promissory (subordinated) note renewals relating to noncash operating and financing activities are as follows:

                                                                       FOR THE YEARS ENDED
                                                           --------------------------------------------
                                                           JANUARY 1,      JANUARY 2,      DECEMBER 28,
                                                              1994            1993             1991
                                                           ----------      ----------      ------------
                                                                         (000'S OMITTED)
Patronage dividend payable in cash......................    $ 16,614        $ 18,570         $ 18,423

Promissory (subordinated) notes.........................      20,852          22,711           26,875

Class B nonvoting common stock..........................       2,086           4,934            2,800

Instalment notes........................................       2,939           2,485            2,996

Member indebtedness.....................................      11,949          12,201            9,245
                                                           ----------      ----------      ------------
                                                            $ 54,440        $ 60,901         $ 60,339
                                                           ----------      ----------      ------------
                                                           ----------      ----------      ------------
Promissory (subordinated) note renewals.................    $ 27,187        $ 22,686         $ 26,328
                                                           ----------      ----------      ------------
                                                           ----------      ----------      ------------

     Cash paid for interest during fiscal years 1993, 1992 and 1991, totalled $32,056,000, $31,638,000 and $28,668,000, respectively. Cash paid for income taxes during fiscal years 1993, 1992 and 1991 totalled $1,387,000, $1,771,000 and $2,380, 000, respectively.

NOTE 9--RETIREMENT PLANS

     The components of net pension cost for the Company administered pension plans consisted of:

                                                                       FOR THE YEARS ENDED
                                                           --------------------------------------------
                                                           JANUARY 1,      JANUARY 2,      DECEMBER 28,
                                                              1994            1993             1991
                                                           ----------      ----------      ------------
                                                                         (000'S OMITTED)
Income:
  Actual return on plan assets..........................    $  7,486        $  2,856         $ 10,202
  Amortization of excess plan assets....................         920             920              920
                                                           ----------      ----------      ------------
                                                               8,406           3,776           11,122
                                                           ----------      ----------      ------------
Expenses:
  Service cost-benefits earned during year..............       4,556           3,633            3,196
  Interest on projected benefit obligation..............       6,266           5,738            5,314
  Deferral of excess (deficiency) of actual over
     estimated return on plan assets....................       1,042          (3,060)           4,972
                                                           ----------      ----------      ------------
                                                              11,864           6,311           13,482
                                                           ----------      ----------      ------------
Net pension cost........................................    $  3,458        $  2,535         $  2,360
                                                           ----------      ----------      ------------
                                                           ----------      ----------      ------------

     The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7 1/2% and 4 1/2%, respectively, in fiscal year 1993 compared to 9% and 6%, respectively, in fiscal years 1992 and 1991. These changes in actuarial assumptions did not have a material impact on net pension cost for fiscal year 1993 and the Company does not anticipate that these changes will have a material impact on net pension cost in future years. In fiscal years 1993, 1992 and 1991, the expected long-term rate of return on assets was 9 1/2%.

     Plan assets are composed primarily of corporate equity and debt securities. Benefits are based on years of service and the employee's compensation during the last ten years of employment, offset by a percentage of

Social Security retirement benefits. Trusteed net assets and actuarially computed benefit obligations for the Company administered pension plans are presented below:

                                                                         JANUARY 1,      JANUARY 2,
                                                                            1994            1993
                                                                         ----------      ----------
                                                                              (000'S OMITTED)
Assets:
  Total plan assets at fair value.....................................    $ 81,726        $ 73,705
                                                                         ----------      ----------
                                                                         ----------      ----------
Obligations:
  Accumulated benefit obligation--
     Vested...........................................................    $ 55,605        $ 41,382
     Non-vested.......................................................       8,704           5,039
  Effect of projected compensation increases..........................      24,110          21,863
                                                                         ----------      ----------
  Total obligations...................................................      88,419          68,284
                                                                         ----------      ----------
Net excess assets (liabilities):
  Unrecognized--
     Unamortized excess assets at original date.......................       9,563          10,483
     Net actuarial gain (loss)........................................      (5,773)          5,706
     Prior service costs..............................................      (6,170)         (6,836)
  Recognized accrued pension cost.....................................      (4,313)         (3,932)
                                                                         ----------      ----------
  Total net excess assets (liabilities)...............................      (6,693)          5,421
                                                                         ----------      ----------
Total obligations and net excess assets (liabilities).................    $ 81,726        $ 73,705
                                                                         ----------      ----------
                                                                         ----------      ----------

     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $702,000, $556,000 and $522,000 for fiscal years 1993, 1992 and 1991, respectively.

                                COTTER & COMPANY
                            ------------------------

                      SCHEDULE IV - INDEBTEDNESS OF AND TO
                         RELATED PARTIES - NOT CURRENT

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 1994
                                (000'S OMITTED)

                                       INDEBTEDNESS OF(1)                                     INDEBTEDNESS TO(2)
                        -------------------------------------------------    ----------------------------------------------------
                        BALANCE AT                               BALANCE     BALANCE AT                                  BALANCE
                        BEGINNING                                 AT END     BEGINNING                                    AT END
    NAME OF PERSON       OF YEAR     ADDITIONS   DEDUCTIONS(3)   OF YEAR      OF YEAR     ADDITIONS(4)   DEDUCTIONS(5)   OF YEAR
- ----------------------  ----------   ---------   -------------   --------    ----------   ------------   -------------   --------
Year ended January 1,
  1994:
  Stockholder -
    Members               $6,738      $ 6,607       $ 2,574      $ 10,771     $ 235,695     $ 57,383        $75,082      $217,996
                        ----------   ---------   -------------   --------    ----------   ------------   -------------   --------
                        ----------   ---------   -------------   --------    ----------   ------------   -------------   --------
Year ended January 2,
  1993:
  Stockholder -
    Members               $5,071      $ 3,939       $ 2,272      $  6,738     $ 235,289     $ 54,435        $54,029      $235,695
                        ----------   ---------   -------------   --------    ----------   ------------   -------------   --------
                        ----------   ---------   -------------   --------    ----------   ------------   -------------   --------
Year ended December
  28, 1991:
  Stockholder -
    Members               $5,990      $ 1,235       $ 2,154      $  5,071     $ 215,452     $ 60,365        $40,528      $235,289
                        ----------   ---------   -------------   --------    ----------   ------------   -------------   --------
                        ----------   ---------   -------------   --------    ----------   ------------   -------------   --------

- ---------------
(1) Consists of notes receivable.

(2) Consists of promissory (subordinated) notes and installment notes.

(3) Consists of amounts reclassed to current.

(4) Includes promissory notes to be issued in payment of patronage dividends of $26,752, $28,863 and $30,707 in fiscal 1993, 1992 and 1991, respectively.
     Also includes installment notes related to the conversion of Class B stock of $3,444, $2,886 and $3,330 in fiscal 1993, 1992 and 1991, respectively.

(5) Includes amounts reclassed to current of $58,292, $45,240 and $35,406 in fiscal 1993, 1992 and 1991, respectively. Also includes amounts applied against member indebtedness of $5,876, $6,192 and $3,763 in fiscal 1993, 1992 and 1991, respectively.

                                COTTER & COMPANY
                               ------------------

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 1994
                                (000'S OMITTED)

                                     OWNED

                                                                                        OTHER
                                          BALANCE AT                 RETIREMENTS       CHANGES       BALANCE AT
                                          BEGINNING     ADDITIONS        AND         ADD (DEDUCT)       END
            CLASSIFICATION                 OF YEAR       AT COST      TRADE-INS      DESCRIBE(A)      OF YEAR
- ---------------------------------------   ----------    ---------    ------------    ------------    ----------
Year ended January 1, 1994:
  Land.................................    $  14,959     $    16       $  2,200         $  (79)       $  12,696
  Buildings and improvements...........      171,479       2,531          7,684           (271)         166,055
  Machinery and warehouse equipment....       77,591       1,936          3,125            (72)          76,330
  Office equipment.....................       50,408       5,166            394             11           55,191
  Transportation equipment.............       16,297       3,685          1,199             (5)          18,778
                                          ----------    ---------    ------------    ------------    ----------
                                           $ 330,734     $13,334       $ 14,602         $ (416)       $ 329,050
                                          ----------    ---------    ------------    ------------    ----------
                                          ----------    ---------    ------------    ------------    ----------
Year ended January 2, 1993:
  Land.................................    $  12,948     $ 2,067       $     56         $   --        $  14,959
  Buildings and improvements...........      159,984      11,692            197             --          171,479
  Machinery and warehouse equipment....       74,343       4,696          1,448             --           77,591
  Office equipment.....................       46,410       6,200          2,202             --           50,408
  Transportation equipment.............       14,877       2,286            866             --           16,297
                                          ----------    ---------    ------------    ------------    ----------
                                           $ 308,562     $26,941       $  4,769         $   --        $ 330,734
                                          ----------    ---------    ------------    ------------    ----------
                                          ----------    ---------    ------------    ------------    ----------
Year ended December 28, 1991:
  Land.................................    $  10,903     $ 2,045       $     --         $   --        $  12,948
  Buildings and improvements...........      146,918      13,233            167             --          159,984
  Machinery and warehouse equipment....       69,044       5,299             --             --           74,343
  Office equipment.....................       40,127       7,625          1,342             --           46,410
  Transportation equipment.............       15,171       1,172          1,466             --           14,877
                                          ----------    ---------    ------------    ------------    ----------
                                           $ 282,163     $29,374       $  2,975         $   --        $ 308,562
                                          ----------    ---------    ------------    ------------    ----------
                                          ----------    ---------    ------------    ------------    ----------

                          LEASED UNDER CAPITAL LEASES

                                                                                        OTHER
                                          BALANCE AT                 EXPIRATIONS       CHANGES       BALANCE AT
                                          BEGINNING     ADDITIONS         OR         ADD (DEDUCT)       END
            CLASSIFICATION                 OF YEAR       AT COST     TERMINATIONS      DESCRIBE       OF YEAR
- ---------------------------------------   ----------    ---------    ------------    ------------    ----------
Year ended January 1, 1994:
  Buildings and improvements...........    $      --     $    --       $     --         $   --        $      --
  Machinery and warehouse equipment....           --          --             --             --               --
  Office equipment.....................           --          --             --             --               --
  Transportation equipment.............       15,337          --             --             --           15,337
                                          ----------    ---------    ------------    ------------    ----------
                                           $  15,337     $    --       $     --         $   --        $  15,337
                                          ----------    ---------    ------------    ------------    ----------
                                          ----------    ---------    ------------    ------------    ----------
Year ended January 2, 1993:
  Buildings and improvements...........    $   4,606     $    --       $  4,606         $   --        $      --
  Machinery and warehouse equipment....           --          --             --             --               --
  Office equipment.....................           --          --             --             --               --
  Transportation equipment.............       11,912       3,425             --             --           15,337
                                          ----------    ---------    ------------    ------------    ----------
                                           $  16,518     $ 3,425       $  4,606         $   --        $  15,337
                                          ----------    ---------    ------------    ------------    ----------
                                          ----------    ---------    ------------    ------------    ----------
Year ended December 28, 1991:
  Buildings and improvements...........    $   4,606     $    --       $     --         $   --        $   4,606
  Machinery and warehouse equipment....        1,277          --          1,277             --               --
  Office equipment.....................           72          --             72             --               --
  Transportation equipment.............       12,082       2,100          2,270             --           11,912
                                          ----------    ---------    ------------    ------------    ----------
                                           $  18,037     $ 2,100       $  3,619         $   --        $  16,518
                                          ----------    ---------    ------------    ------------    ----------
                                          ----------    ---------    ------------    ------------    ----------

- ---------------
(a) Deductions are due to the effect of exchange rate changes on translating property, plant, and equipment of foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation."

                                COTTER & COMPANY
                               ------------------

                   SCHEDULE VI--ACCUMULATED DEPRECIATION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 1994
                                (000'S OMITTED)

                                     OWNED

                                                        ADDITIONS                       OTHER
                                          BALANCE AT    CHARGED TO    RETIREMENTS      CHANGES       BALANCE AT
                                          BEGINNING      COST AND         AND        ADD (DEDUCT)       END
            CLASSIFICATION                 OF YEAR       EXPENSES      TRADE-INS     DESCRIBE(A)      OF YEAR
- ---------------------------------------   ----------    ----------    -----------    ------------    ----------
Year ended January 1, 1994:
  Buildings and improvements...........    $  57,140     $  4,757       $ 2,299          $ (6)        $  59,592
  Machinery and warehouse equipment....       53,416        5,050         3,123            (1)           55,342
  Office equipment.....................       30,717        6,872           322            (6)           37,261
  Transportation equipment.............       10,977        2,688         1,128            (1)           12,536
                                          ----------    ----------    -----------      ------        ----------
                                           $ 152,250     $ 19,367       $ 6,872          $(14)        $ 164,731
                                          ----------    ----------    -----------      ------        ----------
                                          ----------    ----------    -----------      ------        ----------
Year ended January 2, 1993:
  Buildings and improvements...........    $  51,432     $  5,708       $    --          $ --         $  57,140
  Machinery and warehouse equipment....       49,576        5,261         1,421            --            53,416
  Office equipment.....................       26,170        6,668         2,121            --            30,717
  Transportation equipment.............        9,419        2,345           787            --            10,977
                                          ----------    ----------    -----------      ------        ----------
                                           $ 136,597     $ 19,982       $ 4,329          $ --         $ 152,250
                                          ----------    ----------    -----------      ------        ----------
                                          ----------    ----------    -----------      ------        ----------
Year ended December 28, 1991:
  Buildings and improvements...........    $  46,145     $  5,372       $    85          $ --         $  51,432
  Machinery and warehouse equipment....       44,410        5,166            --            --            49,576
  Office equipment.....................       20,403        6,357           590            --            26,170
  Transportation equipment.............        8,623        2,144         1,348            --             9,419
                                          ----------    ----------    -----------      ------        ----------
                                           $ 119,581     $ 19,039       $ 2,023          $ --         $ 136,597
                                          ----------    ----------    -----------      ------        ----------
                                          ----------    ----------    -----------      ------        ----------

                          LEASED UNDER CAPITAL LEASES

                                                        ADDITIONS                       OTHER
                                          BALANCE AT    CHARGED TO    RETIREMENTS      CHANGES       BALANCE AT
                                          BEGINNING      COST AND         AND        ADD (DEDUCT)       END
            CLASSIFICATION                 OF YEAR       EXPENSES      TRADE-INS       DESCRIBE       OF YEAR
- ---------------------------------------   ----------    ----------    -----------    ------------    ----------
Year ended January 1, 1994:
  Buildings and improvements...........    $      --     $     --       $    --          $ --         $      --
  Machinery and warehouse equipment....           --           --            --            --                --
  Office equipment.....................           --           --            --            --                --
  Transportation equipment.............        6,383        2,185            --            --             8,568
                                          ----------    ----------    -----------      ------        ----------
                                           $   6,383     $  2,185       $    --          $ --         $   8,568
                                          ----------    ----------    -----------      ------        ----------
                                          ----------    ----------    -----------      ------        ----------
Year ended January 2, 1993:
  Buildings and improvements...........    $   1,635     $     69       $ 1,704          $ --         $      --
  Machinery and warehouse equipment....           --           --            --            --                --
  Office equipment.....................           --           --            --            --                --
  Transportation equipment.............        4,585        1,798            --            --             6,383
                                          ----------    ----------    -----------      ------        ----------
                                           $   6,220     $  1,867       $ 1,704          $ --         $   6,383
                                          ----------    ----------    -----------      ------        ----------
                                          ----------    ----------    -----------      ------        ----------
Year ended December 28, 1991:
  Buildings and improvements...........    $   1,559     $     76       $    --          $ --         $   1,635
  Machinery and warehouse equipment....        1,202           75         1,277            --                --
  Office equipment.....................           70            2            72            --                --
  Transportation equipment.............        5,320        1,535         2,270            --             4,585
                                          ----------    ----------    -----------      ------        ----------
                                           $   8,151     $  1,688       $ 3,619          $ --         $   6,220
                                          ----------    ----------    -----------      ------        ----------
                                          ----------    ----------    -----------      ------        ----------

- ---------------
(a) Deductions are due to the effect of exchange rate changes on translating property, plant, and equipment of foreign subsidiaries in accordance with FASB Statement No. 52 "Foreign Currency Translation."

                                COTTER & COMPANY

                               ------------------

                       SCHEDULE IX--SHORT-TERM BORROWINGS
        FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED JANUARY 1, 1994
                                (000'S OMITTED)

                                                         WEIGHTED         MAXIMUM        AVERAGE        WEIGHTED
                                                          AVERAGE         AMOUNT         AMOUNT          AVERAGE
                                         BALANCE AT    INTEREST RATE    OUTSTANDING    OUTSTANDING    INTEREST RATE
   CATEGORY OF AGGREGATE SHORT-TERM        END OF        AT END OF      DURING THE     DURING THE      DURING THE
               BORROWINGS                 YEAR(a)         YEAR(a)          YEAR           YEAR            YEAR
- --------------------------------------   ----------    -------------    -----------    -----------    -------------
Year ended January 1, 1994:
  Amounts payable to banks............    $ 23,287         3.53%         $  65,422       $30,509          3.81%
Year ended January 2, 1993:
  Amounts payable to banks............    $    293         7.25%         $ 139,164       $44,218          4.38%
Year ended December 28, 1991:
  Amounts payable to banks............    $ 21,282         5.92%         $  61,000       $13,234          6.20%

- ---------------
(a) For fiscal year 1992, the balance and weighted average interest rate at the end of the year is for borrowing by Cotter Canada Hardware and Variety Cooperative, Inc. for its Canadian operations.

     The average amount outstanding for fiscal years 1993, 1992, and 1991 was computed by averaging the daily balances during the fiscal year. The weighted average interest rates were computed by dividing interest expense by the average amount outstanding.

                               INDEX TO EXHIBITS



  EXHIBITS
  ENCLOSED                               DESCRIPTION
  --------                               -----------
    3-A        Amended and Restated Certificate of Incorporation of Cotter &
               Company dated May 10, 1993.

    3-B        By-Laws of Cotter & Company as amended and restated through June
               1, 1993.

    21         Subsidiaries.

     EXHIBITS
   INCORPORATED
   BY REFERENCE
  --------------
   4-A             Article Fourth of the Certificate of Incorporation of the Company, setting forth the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions of the Class A Common Stock and
                   Class B Common Stock of the Company. Article Twelfth of the Certificate of
                   Incorporation of the Company, setting forth certain limitations on the rights of shareholders to bring an action against directors for breach of the duty of care. Incorporated by reference -- Exhibit 3-A to the Company's Form 10-K
                   Annual Report for the year ended January 1, 1994.

   4-B             Articles VI, VII, VIII, IX and XI of the By-Laws of the Company relating to:
                   certain qualifications, limitations and restrictions on the Common Stock of the Company; the Member agreement between the Company and its shareholders;
                   the payment of patronage dividends; dividends; qualifying shares; and
                   valuation of Class B Common Stock of the Company issued as part of the annual patronage dividend. Incorporated by reference -- Exhibit 3-B to the Company's
                   Form 10-K Annual Report for the year ended January 1, 1994.

   4-C             Specimen certificate of Class A Common Stock. Incorporated by reference --
                   Exhibit 4-A to Registration Statement on Form S-2 (No. 2-82836).

   4-D             Specimen certificate of Class B Common Stock. Incorporated by reference --
                   Exhibit 4-B to Registration Statement on Form S-2 (No. 2-82836).

   4-E             Promissory (Subordinated) Note form effective for the year-ending December
                   31, 1986 and thereafter. Incorporated by reference -- Exhibit 4-H to
                   Registration Statement on Form S-2 (No. 33-20960).

   4-F             Instalment Note form. Incorporated by reference -- Exhibit 4-F to
                   Registration Statement on Form S-2 (No. 2-82836).

   4-G             Copy of Note Agreement with Prudential Insurance Company of America dated
                   April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                   $50,000,000 with a maturity date of April 1, 2007. Incorporated by reference
                   -- Exhibit 4-J to Post-Effective Amendment No. 2 to Registration Statement on
                   Form S-2 (No. 33-39477).

  10-A             Form of "Retail Member Agreement with Cotter & Company" between the Company and its Members that offer primarily hardware, variety merchandise and related items. Incorporated by reference -- Exhibit 10-C to Post-Effective
                   Amendment No. 2 to Registration Statement on Form S-2 (No. 33-39477).

  10-B             Current form of "Subscription to Shares of Cotter & Company". Incorporated by
                   reference -- Exhibit 10-H to Registration Statement on Form S-2 (No.
                   2-82836).

  10-C             Cotter & Company Pension Plan, amended and restated as of January 1, 1989.
                   Incorporated by reference -- Exhibit 10-D to Post-Effective Amendment No. 2 to Registration Statement on Form S-2 (No. 33-39477).

     EXHIBITS
   INCORPORATED
   BY REFERENCE
  --------------
  10-D             Cotter & Company Employees' Savings and Compensation Deferral Plan, amended and restated as of July 1, 1992. Incorporated by reference -- Exhibit 10-E to
                   Post-Effective Amendment No. 2 to Registration Statement on Form S-2 (No.
                   33-39477).

  10-E             Supplemental Retirement Plan between Cotter & Company and selected executives of the Company dated December 30, 1988. Incorporated by reference -- Exhibit
                   10-V to Post-Effective Amendment No. 1 to Registration Statement on Form S-2
                   (No. 33-20960).

  10-F             First Amendment to Supplemental Retirement Plan between Cotter & Company and selected executives of the Company. Incorporated by reference -- Exhibit 10-Q to Post-Effective Amendment No. 1 to Registration Statement on Form S-2 (No.
                   33-39477).

  10-G             Annual Incentive Compensation Program and Long-Term Incentive Compensation
                   Program between Cotter & Company and selected executives of the Company.
                   Incorporated by reference -- filed as Exhibits A and B to Exhibit 10-N to
                   Registration Statement on Form S-2 (No. 33-39477).

  10-H             Employment Agreement between Cotter & Company and Daniel A. Cotter dated
                   October 15, 1984. Incorporated by reference -- Exhibit 10-N to Post-Effective
                   Amendment No. 2 to Registration Statement on Form S-2 (No. 2-82836).

  10-I             Amendment No. 1 to Employment Agreement between Cotter & Company and Daniel
                   A. Cotter dated October 15, 1984 effective January 1, 1991. Incorporated by reference -- Exhibit 10-N to Registration Statement on Form S-2 (No.
                   33-39477).


SUPPLEMENTAL
INFORMATION
- ------------
    (a)          Notice of Annual Meeting of Stockholders on April 5, 1994.
    (b)          Proxy solicited by the Board of Directors.
    (c)          Cotter & Company Consolidated Financial Statements. (Included
                 herein in response to Item 8.)