Form 10-Q
period 1994-04-02
COTTER & CO
filed 1994-05-16
CIK 25095

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                       April 2, 1994      or


  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                                to


  Commission file number                                    2-20910

                                  COTTER & COMPANY
             (Exact Name of Registrant as Specified in Its Charter)

                      DELAWARE                                                 36-2099896
     ------------------------------------------                       ------------------------------
         (State or Other Jurisdiction of                                    (I.R.S. Employer
          Incorporation or Organization)                                   Identification No.)

           2740 North Clybourn Avenue
                Chicago, Illinois                                                60614
     ------------------------------------------                       ------------------------------
     (Address of Principal Executive Offices)                                  (Zip Code)


                                 (312) 975-2700
              (Registrant's Telephone Number, Including Area Code)


                                 Not applicable
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/   No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1994.

        Class A Common Stock, $100 Par Value.              64,840 Shares.
        Class B Common Stock, $100 Par Value.           1,080,442 Shares.

                         PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                                COTTER & COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)



                                                                                April 2,          January 1,
                                                                                  1994               1994
                                                                                --------          ----------

                                                                               (UNAUDITED)

ASSETS
- - ------
Current assets:

  Cash and cash equivalents                                                       $    369           $  1,314

  Accounts and notes receivable                                                    347,390            276,585
  Inventories (Note 3)                                                             362,531            336,066
  Prepaid expenses                                                                  12,650              6,969
                                                                                  --------           --------

  Total current assets                                                             722,940            620,934

Properties owned, less accumulated depreciation                                    162,946            164,319

Properties under capital leases, less accumulated
  amortization                                                                       6,222              6,769

Other assets                                                                        11,606             11,506
                                                                                  --------           --------

TOTAL ASSETS                                                                      $903,714           $803,528
                                                                                  --------           --------
                                                                                  --------           --------




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)



                                                                                      April 2,             January 1,
                                                                                        1994                  1994
                                                                                     ----------            ----------
                                                                                    (UNAUDITED)



LIABILITIES AND CAPITALIZATION
- - ------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                                $377,844              $294,142
  Short-term borrowings                                                                  54,887                23,287
  Current maturities of notes,
      long-term debt and lease obligations                                               61,400                61,685
  Patronage dividends payable in cash
      (Estimated at April 2, 1994) (Note 2)                                               2,598                16,614
                                                                                       --------              --------

  Total current liabilities                                                             496,729               395,728
                                                                                       --------              --------

Long-term debt and obligations under
  capital leases                                                                         68,495                69,201
                                                                                       --------              --------

Capitalization:
  Estimated patronage dividends to be distributed
      principally by the issuance of promissory
      (subordinated) notes and redeemable Class B
      nonvoting common stock (Note 2)                                                     3,582                  --
  Promissory (subordinated) and instalment notes                                        215,772               217,996
  Redeemable Class A common stock and partially
      paid subscriptions (Authorized 100,000 shares;
      issued and fully paid, 65,330 and 65,880 shares)                                    6,576                 6,633
  Redeemable Class B nonvoting common stock and
      paid-in capital (Authorized 2,000,000 shares;
      issued and fully paid, 1,083,860 and 1,019,640
      shares; issuable as partial payment of patronage
      dividends, 75,780 shares as of January 1, 1994)                                   109,588               110,773
  Retained earnings                                                                       4,023                 3,867
                                                                                       --------              --------
                                                                                        339,541               339,269
  Foreign currency translation adjustment                                                (1,051)                 (670)
                                                                                        --------             --------

  Total capitalization                                                                  338,490               338,599
                                                                                       --------              --------

TOTAL LIABILITIES AND CAPITALIZATION                                                   $903,714              $803,528
                                                                                       --------              --------
                                                                                       --------              --------



           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                          FOR THE THIRTEEN WEEKS ENDED

                                (000's Omitted)

                                  (UNAUDITED)





                                                                            April 2,               April 3,
                                                                              1994                   1993
                                                                            --------               --------
Revenues                                                                     $607,300                $575,540
                                                                             --------                --------

Cost and expenses:

   Cost of revenues                                                           554,564                 524,195
   Warehouse, general and
     administrative                                                            36,152                  35,866
   Interest paid to Members                                                     5,759                   6,131
   Other interest expense                                                       1,796                   1,716
   Gain on sale of properties owned                                               -                    (4,425)
   Other income, net                                                               88                    (378)
   Income tax expense                                                             105                   1,877
                                                                             --------                --------

                                                                              598,464                 564,982
                                                                             --------                --------


Net margins                                                                  $  8,836                $ 10,558
                                                                             --------                --------
                                                                             --------                --------





           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                          FOR THE THIRTEEN WEEKS ENDED

                                (000's Omitted)

                                  (UNAUDITED)


                                                                                             April 2,               April 3,
                                                                                               1994                   1993
                                                                                             --------               --------
Cash flows from operating activities:
  Net margins                                                                                 $  8,836               $ 10,558
  Adjustments to reconcile net margins to cash and
     cash equivalents used for operating activities:
     Statement of operations components not affecting
        cash and cash equivalents                                                                6,790                  2,206
     Net change in working capital components                                                  (25,161)               (83,224)
                                                                                              ---------              ---------

  Net cash and cash equivalents used for
     operating activities                                                                       (9,535)               (70,460)
                                                                                              ---------              ---------

Cash flows from investing activities:
  Additions to properties owned                                                                 (3,328)                (4,658)
  Proceeds from sale of properties owned                                                            -                  12,139
  Changes in other assets                                                                         (100)                    68
                                                                                              ---------              --------

  Net cash and cash equivalents provided by
     (used for) investing activities                                                            (3,428)                 7,549
                                                                                              ---------              --------

Cash flows from financing activities:
  Proceeds from short-term borrowings                                                           31,600                 51,640
  Payment of annual patronage dividend                                                         (16,614)               (18,570)
  Payment of notes, lease obligations, and
     Class A common stock                                                                       (2,968)                (3,283)
                                                                                              ---------              --------
  Net cash and cash equivalents provided by
     financing activities                                                                       12,018                 29,787
                                                                                              --------               --------

Net decrease in cash and cash equivalents                                                         (945)               (33,124)

Cash and cash equivalents at beginning of the year                                               1,314                 37,603
                                                                                              --------               --------

Cash and cash equivalents at end of the period                                                $    369               $  4,479
                                                                                              --------               --------
                                                                                              --------               --------


           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - GENERAL

    The condensed consolidated balance sheet, statement of operations, and statement of cash flows at and for the period ended April 2, 1994 and the condensed consolidated statement of operations and statement of cash flows for the period ended April 3, 1993 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and changes in cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended January 1, 1994 included in the Company's Post-Effective Amendment No.3 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1993 Annual Report on Form 10-K.



NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

    Patronage dividends are declared and paid by the Company after the close of each fiscal year. It is estimated that, based on past experience, the 1994 annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and seven-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the thirteen weeks ended April 2, 1994 is $8,680,000 compared to $7,946,000 for the corresponding period in 1993.



NOTE 3 - INVENTORIES

       Inventories consisted of:                                            April 2,             January 1,
                                                                              1994                  1994
                                                                           ----------            ----------
                                                                           (UNAUDITED)
                                                                                    (000's Omitted)
       Manufacturing inventories:
          Raw materials                                                       $ 15,098               $ 14,795
          Work-in-process and finished goods                                    55,243                 54,992
                                                                              --------               --------
                                                                                70,341                 69,787
       Merchandise inventories                                                 292,190                266,279
                                                                              --------               --------
                                                                              $362,531               $336,066
                                                                              --------               --------
                                                                              --------               --------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 2, 1994 COMPARED TO THIRTEEN WEEKS ENDED APRIL 3,
1993

RESULTS OF OPERATIONS:

    Revenue for the current quarter increased by $31,760,000 or 5.5% compared to the same period last year. The improvement resulted from increased merchandise shipments to existing True Value and V&S Members from the Company's regional distribution network and manufacturing facilities.

    Gross margins increased by $1,391,000 or 2.7%. Gross margin as a percentage of revenues declined to 8.7% from 8.9% for the same period last year, due to a change in the Company's sales mix and lower pricing to its Members.

    Warehouse, general and administrative expenses, as a percentage of revenues, decreased to 6.0% from 6.2% for the same period last year due to the Company's continuing efforts to reduce expenses.

    Interest paid to members decreased by $372,000 or 6.1% primarily due to a lower average interest rate.

    Other interest expense increased 4.7% due to an increase in short-term borrowings and an increase in the average rate of interest compared to the corresponding period last year.

    Net margins were $8,836,000 compared to $10,558,000 for the same period last year. The 1993 net margin included a one time gain on the sale of properties owned of $4,425,000.


THIRTEEN WEEKS ENDED APRIL 2, 1994 COMPARED WITH THE YEAR ENDED JANUARY 1, 1994

LIQUIDITY AND CAPITAL RESOURCES:

    The Company has a seasonal need for cash. During the first quarter of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities. In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities, if necessary.

    During the first quarter of 1994, inventories increased by $26.5 million, to support anticipated future orders of seasonal merchandise. Accounts and notes receivable increased by $70.8 million attributable to increased revenues and the result of seasonal payment terms for merchandise extended to the Company's Members. Short-term borrowings increased by $31.6 million and accounts payable and accrued expenses increased by $83.7 million in support of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members.

    At April 2, 1994, net working capital increased to $226.2 million from $225.2 million at January 1, 1994. The current ratio is 1.46 compared to 1.57 at January 1, 1994.

    Short-term lines of credit utilized by the Company for normal operating activities are available under informal agreements with lending banks, cancelable by either party. At April 2, 1994, $111.0 million was available under these agreements, of which $54.9 million was outstanding.

    The Company's capital is primarily derived from redeemable Class A Common Stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B Common Stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

    Total capital expenditures, including those made under capital leases, were $3.3 million for the thirteen weeks ended April 2, 1994 compared to $4.7 million during the comparable period in 1993. These capital expenditures were related to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1994 capital expenditures is anticipated to come from operations and external sources, if necessary.

    The effects of all recent tax legislation have been reflected in the condensed consolidated financial statements included elsewhere herein. Additionally, the Company has reviewed the impact of all new accounting standards issued as of April 2, 1994 that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.


                          PART II - OTHER INFORMATION


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)      The annual meeting of stockholders was held on April 5, 1994.

   (b) The annual meeting involved the election of one new Director and the reelection of four current Directors whose terms expired on April 5, 1994.

            Robert J. Ladner was elected as a Director for a three-year term to replace Arthur W. Ketelsen who had completed his term of office as prescribed by the Company's By-Laws. Mr. Ladner owns and operates Ladner True Value Hardware Stores in Minnesota.

            The following Directors were reelected for a term of three years:

                 William M. Claypool, III       Lewis W. Moore
                 Jerrald T. Kabelin             Robert G. Waters


            In addition to the foregoing, the following persons were, on April 5, 1994, Directors of the Company whose terms of office continued after the annual meeting:

                 Kenneth O. Cayce, Jr.          William M. Halterman
                 Michael P. Cole                Jeremiah J. O'Connor
                 Samuel D. Costa, Jr.           Richard L. Schaefer
                 Daniel A. Cotter               John M. West, Jr.
                 Leonard C. Farr                Donald E. Yeager


   (c) The annual meeting involved the appointment of Ernst & Young, independent public accountants, as auditor of the Company for fiscal year 1994. The number of affirmative votes cast were 3,557 and the number of negative votes cast were 283.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

            Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4G, inclusive, in the Company's Post-Effective Amendment No.3 to form S-2 Registration Statement (No. 33-39477) filed with the Securities and Exchange Commission on March 18, 1994.

            (b)   Reports on Form 8-K

            No reports on Form 8-K have been filed during the period for which this report is filed.

                                   SIGNATURE





    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COTTER & COMPANY




Date:     May 16, 1994                 By   /S/ KERRY J. KIRBY
      ---------------------               -------------------------------------
                                            Kerry J. Kirby
                                            Vice President, Secretary,Treasurer
                                               and Chief Financial Officer



      (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)