Form 10-Q
period 1994-07-02
COTTER & CO
filed 1994-08-16
CIK 25095

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               July 2, 1994                 or


  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to


  Commission file number                  2-20910

                               COTTER & COMPANY
            (Exact Name of Registrant as Specified in Its Charter)

    DELAWARE                                                 36-2099896
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

2740 North Clybourn Avenue
   Chicago, Illinois                                     60614
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1994.

        Class A Common Stock, $100 Par Value.             64,000 Shares.
        Class B Common Stock, $100 Par Value.          1,065,569 Shares.

                        PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                               COTTER & COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEET

                               (000's Omitted)



                                                           July 2,          January 1,
                                                            1994               1994
                                                           -------          ----------

                                                          (UNAUDITED)
ASSETS
- - ------

Current assets:

  Cash and cash equivalents                                    1,459           $  1,314

  Accounts and notes receivable                              336,295            276,585
  Inventories                                                360,320            336,066
  Prepaid expenses                                            15,196              6,969
                                                            --------           --------

  Total current assets                                       713,270            620,934

Properties owned, less accumulated depreciation              165,775            164,319

Properties under capital leases, less accumulated
  amortization                                                 5,675              6,769

Other assets                                                  11,923             11,506
                                                            --------           --------

TOTAL ASSETS                                                $896,643           $803,528
                                                            ========           ========




           See Notes to Condensed Consolidated Financial Statements.

                               COTTER & COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)



                                                                                      July 2,              January 1,
                                                                                        1994                  1994
                                                                                     ----------            ----------
                                                                                    (UNAUDITED)
LIABILITIES AND CAPITALIZATION
- - ------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                                $366,249              $294,142
  Short-term borrowings                                                                  43,517                23,287
  Current maturities of notes,
      long-term debt and lease obligations                                               61,150                61,685
  Patronage dividends payable in cash
      (Estimated at July 2, 1994)                                                         8,551                16,614
                                                                                       --------              --------

  Total current liabilities                                                             479,467               395,728
                                                                                       --------              --------

Long-term debt and obligations under
  capital leases                                                                         68,198                69,201
                                                                                       --------              --------

Capitalization:
  Estimated patronage dividends to be distributed
      principally by the issuance of promissory
      (subordinated) notes and redeemable Class B
      nonvoting common stock                                                             16,384                  --
  Promissory (subordinated) and instalment notes                                        214,625               217,996
  Redeemable Class A common stock and partially
      paid subscriptions (Authorized 100,000 shares;
      issued and fully paid, 64,520 and 65,880 shares)                                    6,490                 6,633
  Redeemable Class B nonvoting common stock and
      paid-in capital (Authorized 2,000,000 shares;
      issued and fully paid, 1,072,718 and 1,019,640
      shares; issuable as partial payment of patronage
      dividends, 75,780 shares as of January 1, 1994)                                   108,432               110,773
  Retained earnings                                                                       3,993                 3,867
                                                                                       --------              --------
                                                                                        349,924               339,269
  Foreign currency translation adjustment                                                  (946)                 (670)
                                                                                        --------             --------

  Total capitalization                                                                  348,978               338,599
                                                                                       --------              --------

TOTAL LIABILITIES AND CAPITALIZATION                                                   $896,643              $803,528
                                                                                       ========              ========




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (000's Omitted)

                                  (UNAUDITED)





                                                     FOR THE THIRTEEN                        FOR THE TWENTY-SIX
                                                        WEEKS ENDED                            WEEKS ENDED
                                                  ----------------------                 ------------------------

                                                July 2,           July 3,               July 2,            July 3,
                                                 1994              1993                   1994               1993
                                               --------          --------              ----------         ----------
Revenues                                        $670,617           $628,954              $1,277,917         $1,204,494
                                                --------           --------              ----------         ----------

Cost and expenses:

     Cost of revenues                            608,607            569,540               1,163,171          1,093,735
     Warehouse, general and
       administrative                             35,269             32,812                  71,421             68,678
     Interest paid to members                      5,725              6,096                  11,484             12,227
     Other interest expense                        1,849              2,039                   3,645              3,755
     Gain on sale of properties                     --                 --                      --               (4,425)
     Other income, net                              (761)              (120)                   (673)              (498)
     Income tax expense                              135                105                     240              1,982
                                                --------           --------              ----------         ----------

                                                 650,824            610,472               1,249,288          1,175,454
                                                --------           --------              ----------         ----------


Net margins                                     $ 19,793           $ 18,482              $   28,629         $   29,040
                                                ========           ========              ==========         ==========




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                         FOR THE TWENTY-SIX WEEKS ENDED

                                (000's Omitted)

                                  (UNAUDITED)


                                                                                             July 2,                July 3,
                                                                                               1994                   1993
                                                                                             --------               --------
Cash flows from operating activities:
  Net margins                                                                                 $ 28,629               $ 29,040
  Adjustments to reconcile net margins to cash
     and cash equivalents from operating activities:
     Statement of operations components not affecting
        cash and cash equivalents                                                               13,887                 13,610
     Net change in working capital components                                                  (30,288)               (88,439)
                                                                                               -------                -------

  Net cash and cash equivalents provided by
     (used for) operating activities                                                            12,228                (45,789)
                                                                                               -------                -------

Cash flows from investing activities:
  Additions to properties owned                                                                (11,203)                (8,116)
  Proceeds from sale of properties owned                                                           216                 12,191
  Changes in other assets                                                                         (417)                  (338)
                                                                                               -------                -------

  Net cash and cash equivalents provided by
     (used for) investing activities                                                           (11,404)                 3,737
                                                                                               -------                -------

Cash flows from financing activities:
  Proceeds from short-term borrowings, net                                                      20,230                 35,872
  Payment of annual patronage dividend                                                         (16,614)               (18,570)
  Payment of notes, lease obligations, and
     Class A common stock                                                                       (4,295)               (10,443)
                                                                                               -------                -------

  Net cash and cash equivalents provided by
     (used for) financing activities                                                              (679)                 6,859
                                                                                               -------                -------

Net increase (decrease) in cash and cash equivalents                                               145                (35,193)

Cash and cash equivalents at beginning of the year                                               1,314                 37,603
                                                                                               -------                -------

Cash and cash equivalents at end of the period                                                $  1,459               $  2,410
                                                                                              ========               ========




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - GENERAL

    The condensed consolidated balance sheet, statement of operations, and statement of cash flows at and for the period ended July 2, 1994 and the condensed consolidated statement of operations and statement of cash flows for the period ended July 3, 1993 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended January 1, 1994 included in the Company's Post-Effective Amendment No.3 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1993 Annual Report on Form 10-K.



NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

    Patronage dividends are declared and paid by the Company after the close of each fiscal year. It is estimated that, based on past experience, the 1994 annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and seven-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the twenty-six weeks ended July 2, 1994 is $28,503,000 compared to $26,306,000 for the corresponding period in 1993.



NOTE 3 - INVENTORIES

       Inventories consisted of:                                             July 2,             January 1,
                                                                              1994                  1994
                                                                           ----------            ----------
                                                                           (UNAUDITED)
                                                                                    (000's Omitted)
       Manufacturing inventories:
          Raw materials                                                       $ 13,032               $ 14,795
          Work-in-process and finished goods                                    57,567                 54,992
                                                                              --------               --------
                                                                                70,599                 69,787
       Merchandise inventories                                                 289,721                266,279
                                                                              --------               --------
                                                                              $360,320               $336,066
                                                                              ========               ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED JULY 2, 1994 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 1993

RESULTS OF OPERATIONS:

    Revenues increased by $73,423,000 or 6.1% compared to the same period last year. The improvement resulted from increased merchandise shipments to existing True Value and V&S Members from the Company's regional distribution network and manufacturing facilities.

    Gross margins increased by $3,987,000 or 3.6%. Gross margins as a percentage of revenues declined to 9.0% from 9.2% for the same period last year, due to a change in the Company's sales mix and more promotionally oriented merchandising programs.

    Warehouse, general and administrative expenses increased by $2,743,000 or 4.0% but as a percent of revenues, decreased to 5.6% from 5.7% for the same period last year. The decrease resulted from the Company's continuing efforts to reduce operating costs.

    Interest paid to Members decreased by $743,000 or 6.1% primarily due to a lower average interest rate.

    Net margins were $28,629,000 compared to $29,040,000 for the same period last year. The 1993 net margin included a one time gain on the sale of properties of $4,425,000.



TWENTY-SIX WEEKS ENDED JULY 2, 1994 COMPARED WITH THE YEAR ENDED JANUARY 1,
1994

LIQUIDITY AND CAPITAL RESOURCES:

    The Company has a seasonal need for cash. Seasonal inventories which were purchased or manufactured in the first quarter of the year, were shipped to True Value and V&S Members during the second quarter of the year, which provided cash and cash equivalents from operating activities. In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will also be provided by operating activities and financing activities, if necessary.

    At the end of the second quarter of 1994, inventories increased by $24.3 million, to support anticipated future orders of seasonal merchandise.
Accounts and notes receivable increased by $59.7 million attributable to increased revenues and the result of seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $20.2 million and accounts payable and accrued expenses increased by $72.1 million in support of the increased inventories, favorable seasonal terms obtained from vendors which were passed on to the Company's Members and the Company's payment of the annual patronage dividend to its Members.

    At July 2, 1994, net working capital increased to $233.8 million from $225.2 million at January 1, 1994. The current ratio is 1.49 compared to 1.57 at January 1, 1994.

    Short-term lines of credit utilized by the Company for normal operating activities are available under informal agreements with lending banks, cancelable by either party. At July 2, 1994, $111.0 million was available under these agreements, of which $43.5 million was outstanding.

    The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

    Total capital expenditures, including those made under capital leases, were $11.2 million for the twenty-six weeks ended July 2, 1994 compared to $8.1 million during the comparable period in 1993. These capital expenditures were related to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1994 capital expenditures is anticipated to come from operations and external sources, if necessary.

    The effects of all recent tax legislation have been reflected in the condensed consolidated financial statements included elsewhere herein. Additionally, the Company has reviewed the impact of all new accounting standards issued as of July 2, 1994 that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.



THIRTEEN WEEKS ENDED JULY 2, 1994 COMPARED WITH THE THIRTEEN WEEKS ENDED JULY 3, 1993

RESULTS OF OPERATIONS:

    Revenues increased by $41,663,000 or 6.6% compared to the previous year. These increases resulted from improved merchandising shipments to True Value and V & S Members from the Company's regional distribution network and manufacturing facilities.

    Gross margins increased by $2,596,000 or 4.4% compared with the same period last year. Gross margins as a percentage of revenue was 9.2% compared to 9.4% for the same period last year. Lower margins resulted from a change in the Company's sales mix and more promotionally oriented merchandising programs.

    Warehouse, general and administrative expenses increased by $2,457,000 or 7.5%, but as a percent of revenues, it was comparable for the same period last year.

    Interest paid to Members decreased by $371,000 or 6.1% due to a lower average interest rate.

    Net margins were $19,793,000 compared to $18,482,000 for the same period last year.




                          PART II - OTHER INFORMATION


Item 5.     OTHER INFORMATION

    At the July 28, 1994 Board of Directors meeting, Mr. George V. Sheffer of Murdale True Value in Carbondale, Illinois, was elected to complete the term of Kenneth O. Cayce, Jr. as director of the Company, whose term expires April, 1995. Mr. Sheffer has been in the hardware business since 1977.

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




                                        COTTER & COMPANY




Date:         August 15, 1994           By /s/ KERRY J. KIRBY
                                           Kerry J. Kirby
                                           Vice President, Secretary, Treasurer
                                             and Chief Financial Officer



       (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)