Form 10-Q
period 1994-10-01
COTTER & CO
filed 1994-11-15
CIK 25095

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended                  October 1, 1994     or


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



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1994.

        Class A Common Stock, $100 Par Value.                  63,560 Shares.
        Class B Common Stock, $100 Par Value.               1,054,934 Shares.

                         PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                                COTTER & COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)



                                                                               October 1,         January 1,
                                                                                  1994               1994
                                                                               ----------         ----------

                                                                               (UNAUDITED)
ASSETS
- ------
Current assets:

  Cash and cash equivalents                                                       $  1,917           $  1,314
  Accounts and notes receivable                                                    334,206            276,585
  Inventories                                                                      377,134            336,066
  Prepaid expenses                                                                  10,326              6,969
                                                                                  --------           --------
  Total current assets                                                             723,583            620,934

Properties owned, less accumulated depreciation                                    166,391            164,319

Properties under capital leases, less accumulated
  amortization                                                                       5,156              6,769

Other assets                                                                        11,367             11,506
                                                                                  --------           --------
TOTAL ASSETS                                                                      $906,497           $803,528
                                                                                  ========           ========




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)



                                                                                     October 1,            January 1,
                                                                                        1994                  1994
                                                                                     ----------            ----------
                                                                                    (UNAUDITED)
LIABILITIES AND CAPITALIZATION
- ------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                                $373,886              $294,142
  Short-term borrowings                                                                  35,832                23,287
  Current maturities of notes,
      long-term debt and lease obligations                                               60,028                61,685
  Patronage dividends payable in cash
      (Estimated at October 1, 1994)                                                     13,273                16,614
                                                                                       --------              --------

  Total current liabilities                                                             483,019               395,728
                                                                                       --------              --------

Long-term debt and obligations under
  capital leases                                                                         67,420                69,201
                                                                                       --------              --------

Capitalization:
  Estimated patronage dividends to be distributed
      principally by the issuance of promissory
      (subordinated) notes and redeemable Class B
      nonvoting common stock                                                             26,633                  --
  Promissory (subordinated) and instalment notes                                        213,125               217,996
  Redeemable Class A common stock and partially
      paid subscriptions (Authorized 100,000 shares;
      issued and fully paid, 63,670 and 65,880 shares)                                    6,405                 6,633
  Redeemable Class B nonvoting common stock and
      paid-in capital (Authorized 2,000,000 shares;
      issued and fully paid, 1,058,303 and 1,019,640
      shares; issuable as partial payment of patronage
      dividends, 75,780 shares as of January 1, 1994)                                   106,932               110,773
  Retained earnings                                                                       3,704                 3,867
                                                                                       --------              --------
                                                                                        356,799               339,269
  Foreign currency translation adjustment                                                  (741)                 (670)
                                                                                        --------             --------
  Total capitalization                                                                  356,058               338,599
                                                                                       --------              --------
TOTAL LIABILITIES AND CAPITALIZATION                                                   $906,497              $803,528
                                                                                       ========              ========



           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                (000's Omitted)

                                  (UNAUDITED)





                                                     FOR THE THIRTEEN                       FOR THE THIRTY-NINE
                                                        WEEKS ENDED                            WEEKS ENDED
                                                 ------------------------                ------------------------

                                                October 1,        October 2,             October 1,         October 2,
                                                   1994              1993                   1994               1993
                                                ----------        ----------             ----------         ----------
Revenues                                        $653,827           $601,781              $1,931,744         $1,806,275
                                                --------           --------              ----------         ----------

Cost and expenses:

     Cost of revenues                            596,469            544,260               1,759,640          1,637,995
     Warehouse, general and
       administrative                             33,491             31,653                 104,912            100,331
     Interest paid to members                      5,696              6,023                  17,180             18,250
     Other interest expense                        2,070              1,892                   5,715              5,647
     Gain on sale of properties                     --                  (76)                   --               (4,501)
     Other expense(income), net                      461               (470)                   (212)              (968)
     Income tax expense                              188                105                     428              2,087
                                                --------           --------              ----------         ----------
                                                 638,375            583,387               1,887,663          1,758,841
                                                --------           --------              ----------         ----------
Net margins                                     $ 15,452           $ 18,394              $   44,081         $   47,434
                                                ========           ========              ==========         ==========




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                        FOR THE THIRTY-NINE WEEKS ENDED

                                (000's Omitted)

                                  (UNAUDITED)


                                                                                            October 1,             October 2,
                                                                                               1994                   1993
                                                                                            ----------             ----------
Operating activities:
  Net margins                                                                                 $ 44,081               $ 47,434
  Adjustments to reconcile net margins to cash
     and cash equivalents from operating activities:
     Statement of operations components not affecting
        cash and cash equivalents                                                               19,127                 14,112
     Net change in working capital components                                                  (35,256)              (110,112)
                                                                                              --------               --------
  Net cash and cash equivalents provided by
     (used for) operating activities                                                            27,952                (48,566)
                                                                                              --------               --------
Investing activities:
  Additions to properties owned                                                                (16,796)               (10,710)
  Proceeds from sale of properties owned                                                           313                 12,455
  Changes in other assets                                                                          139                 (1,251)
                                                                                              --------               --------
  Net cash and cash equivalents provided by
     (used for) investing activities                                                           (16,344)                   494
                                                                                              --------               --------
Financing activities:
  Proceeds from short-term borrowings, net                                                      12,545                 44,468
  Payment of annual patronage dividend                                                         (16,614)               (18,570)
  Payment of long-term debt, notes, lease
     obligations, and Class A common stock                                                      (6,936)               (14,316)
                                                                                              --------               --------
  Net cash and cash equivalents provided by
     (used for) financing activities                                                           (11,005)                11,582
                                                                                              --------               --------
Net increase (decrease) in cash and cash equivalents                                               603                (36,490)

Cash and cash equivalents at beginning of the year                                               1,314                 37,603
                                                                                              --------               --------

Cash and cash equivalents at end of the period                                                $  1,917               $  1,113
                                                                                              ========               ========




           See Notes to Condensed Consolidated Financial Statements.

                                COTTER & COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - GENERAL

    The condensed consolidated balance sheet, statement of operations, and statement of cash flows at and for the period ended October 1, 1994 and the condensed consolidated statement of operations and statement of cash flows for the period ended October 2, 1993 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended January 1, 1994 included in the Company's Post-Effective Amendment No. 3 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1993 Annual Report on Form 10-K.



NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

    Patronage dividends are declared and paid by the Company after the close of each fiscal year. It is estimated that, based on past experience, the 1994 annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes (since 1985, the promissory (subordinated) notes were for a term of seven years). Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the thirty-nine weeks ended October 1, 1994 is $44,244,000 compared to $44,668,000 for the corresponding period in 1993.



NOTE 3 - INVENTORIES

       Inventories consisted of:                                           October 1,            January 1,
                                                                              1994                  1994
                                                                           ----------            ----------
                                                                           (UNAUDITED)
                                                                                    (000's Omitted)
       Manufacturing inventories:
          Raw materials                                                       $ 12,748               $ 14,795
          Work-in-process and finished goods                                    52,714                 54,992
                                                                              --------               --------
                                                                                65,462                 69,787
       Merchandise inventories                                                 311,672                266,279
                                                                              --------               --------
                                                                              $377,134               $336,066
                                                                              ========               ========

NOTE 4 - SUBSEQUENT EVENT

     Through a prospectus dated November 8, 1994, the Company has offered variable denomination fixed rate redeemable term notes to be issued January 1, 1995 to current holders of certain Company promissory (subordinated) notes maturing on December 31, 1994, who are not holders of the Company's Class A Common Stock in exchange for such promissory (subordinated) notes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 1993

RESULTS OF OPERATIONS:

    Revenues increased by $125,469,000 or 6.9% compared to the same period last year. The improvement resulted from increased merchandise shipments to existing True Value(R) and V&S(R) Members from the Company's regional distribution network and manufacturing facilities.

    Gross margins increased by $3,824,000 or 2.3%. Gross margins as a percentage of revenues declined to 8.9% from 9.3% for the same period last year, due to a change in the Company's sales mix, pricing strategy, and more promotionally-oriented merchandising programs.

    Warehouse, general and administrative expenses increased by $4,581,000 or 4.6% but as a percent of revenues, decreased to 5.4% from 5.6% for the same period last year. The decrease resulted from the Company's continuing efforts to reduce operating costs.

    Interest paid to Members decreased by $1,070,000 or 5.9% primarily due to a lower average interest rate.

    Net margins were $44,081,000 compared to $47,434,000 for the same period last year. The 1993 net margins included a one time gain on the sale of properties of $4,501,000 offset by the related income tax of $1,936,000.



THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994 COMPARED WITH THE YEAR ENDED JANUARY 1, 1994

LIQUIDITY AND CAPITAL RESOURCES:

    Cash flows for the thirty-nine weeks ended October 1, 1994 were provided by operating activities through shipment of seasonal inventories to True Value(R) and V&S(R) Members, which were purchased or manufactured by the Company. The Company anticipates that cash and cash equivalents for the remaining period of the fiscal year will also be provided by operating activities and financing activities, if necessary.

    At the end of the third quarter of 1994, inventories increased by $41.1 million, to support anticipated future orders of seasonal merchandise. Short-term borrowings increased by $12.5 million and accounts payable and accrued expenses increased by $79.7 million in support of the increased inventories for anticipated future orders of seasonal merchandise and favorable seasonal terms obtained from vendors. Since the favorable seasonal terms were passed on to the Company's Members, accounts and notes receivable increased by $57.6 million.

    At October 1, 1994, net working capital increased to $240.6 million from $225.2 million at January 1, 1994. The current ratio decreased to 1.50 at October 1, 1994 compared to 1.57 at January 1, 1994.

    Short-term lines of credit utilized by the Company for normal operating activities are available under informal agreements with lending banks, cancelable by either party. At October 1, 1994, $51.0 million was available under these agreements, of which $35.8 million was outstanding.

    The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

    Total capital expenditures, including those made under capital leases, were $16.8 million for the thirty-nine weeks ended October 1, 1994 compared to $10.7 million during the comparable period in 1993. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1994 capital expenditures is anticipated to come from operations and external sources, if necessary.

    The effects of all recent tax legislation have been reflected in the condensed consolidated financial statements included elsewhere herein. Additionally, the Company has reviewed the impact of all new accounting standards issued as of October 1, 1994 that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.



THIRTEEN WEEKS ENDED OCTOBER 1, 1994 COMPARED WITH THE THIRTEEN WEEKS ENDED OCTOBER 2, 1993

RESULTS OF OPERATIONS:

    Revenues increased by $52,046,000 or 8.6% compared to the previous year. The improvement resulted from increased merchandise shipments to existing True Value(R) and V&S(R) Members from the Company's regional distribution network and manufacturing facilities.

    Gross margins decreased slightly compared with the same period last year. Gross margins as a percentage of revenue declined to 8.8% compared to 9.6% for the same period last year. Lower margins resulted from a change in the Company's sales mix, pricing strategy, and more promotionally-oriented merchandising programs.

    Warehouse, general and administrative expenses increased by $1,838,000 or 5.8%, but as a percentage of revenues, decreased to 5.1% from 5.3% for the same period last year. The decrease resulted from the Company's continuing efforts to reduce operating costs.

    Interest paid to Members decreased by $327,000 or 5.4% due to a lower average interest rate.

    Net margins were $15,452,000 compared to $18,394,000 for the same period last year.




                          PART II - OTHER INFORMATION


Item 5.     OTHER INFORMATION

    At the September 29, 1994 Board of Directors meeting, Mr. Michael P. Cole resigned as a director of the Company. The Company is seeking his replacement as director of the Company.

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




                                       COTTER & COMPANY




Date:  November 15, 1994               By  /s/ Kerry J. Kirby
                                           Kerry J. Kirby
                                           Vice President, Secretary, Treasurer
                                             and Chief Financial Officer



       (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)