Form 10-K405
period 1994-12-31
COTTER & CO
filed 1995-03-17
CIK 25095

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     (MARK ONE)
       /X/ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 OR

       / /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM             TO
                                         -----------------
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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.        YES 'X' .  NO   .

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SEC.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS
FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.                              ['X']

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

          THERE IS NO PUBLIC MARKET FOR REGISTRANT'S CLASS A COMMON STOCK. SUCH SHARES ARE OFFERED BY THE REGISTRANT IN TEN-SHARE UNITS, EXCLUSIVELY TO RETAILERS OF HARDWARE AND RELATED MERCHANDISE, IN CONNECTION WITH BECOMING MEMBERS OF THE COMPANY. SAID STOCK IS LIMITED AS TO TRANSFERABILITY BY ITS TERMS.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                      OUTSTANDING
                                                                      AT
                                                                      FEBRUARY
                                               CLASS                  25, 1995
               ----------------------------------------------------   ---------
               CLASS A COMMON STOCK, $100 PAR VALUE................      62,970
               CLASS B COMMON STOCK, $100 PAR VALUE................   1,147,815

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

     The Company is a Member-owned wholesaler of hardware and related merchandise. It is the largest wholesaler of hardware and related merchandise in the United States. The Company also manufactures paint and paint applicators. The Company currently manufactures outdoor power equipment, heaters and hardware related products. In January 1995, the Company agreed to sell certain assets of this manufacturing division to a nationally recognized company and secured a favorable supply agreement from the purchaser. For reporting purposes, the Company operates in a single industry as a Member-owned wholesaler cooperative.

     Membership entitles a Member to use certain Company trademarks and trade names, including the federally registered collective membership trademark indicating membership in "True Value(R) Hardware Stores". The "True Value(R)" collective membership mark has a present expiration date of January 2, 2003.

     The Company serves approximately 6,200 True Value(R) Hardware Stores throughout the United States. Primary concentrations of Members exist in California (approximately 8%), New York, Illinois and Texas (approximately 6%
each), Pennsylvania (approximately 5%) and Michigan and Ohio (approximately 4%
each). Also, the Company currently serves approximately 1,000 V&S(R) Variety Stores. The Company announced in January 1995 the sale of certain inventory of its domestic V&S(R) Variety division to a national wholesaler who has also agreed to supply the majority of the V&S(R) stores.

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                  DECEMBER 31,     JANUARY 1,      JANUARY 2,
                                                      1994            1994            1993
                                                  ------------    ------------    ------------
          Hardware Goods.......................       20.1%           20.0%           20.8%
          Electrical and Plumbing Supplies.....       15.8%           16.3%           16.3%
          Painting and Cleaning Supplies.......       14.4%           14.9%           14.7%
          Variety and Related Goods............       13.9%           13.9%           14.2%
          Lumber and Building Materials........       12.9%           12.3%           10.8%
          Farm and Garden Supplies.............       12.5%           12.3%           11.7%
          Appliances and Housewares............       10.4%           10.3%           11.5%

     The Company serves its Members by purchasing products in quantity lots and selling them to Members in smaller lots, passing along any savings to Members in the form of lower prices and/or patronage dividends. The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and the availability of new merchandise. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 46% of total sales); (2) direct shipment sales (approximately 42% of total sales); and (3) relay sales (approximately 12% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is not normally held in inventory and is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint and paint applicators. The principal raw materials used by the Company are chemicals. All raw materials are purchased from outside sources. The Company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials which will materially impact operations are currently anticipated.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 1995, these markets will be held in St. Louis, Missouri. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season is displayed to attending Members.

     As of February 25, 1995 and February 26, 1994, the Company had a backlog of firm orders (including relay orders) of approximately $21,000,000 and $23,000,000 respectively. It is anticipated the entire backlog existing at February 25, 1995 will be filled by April 30, 1995. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are Member orders for new or seasonal merchandise given at the Company's two markets, for delivery during the several months subsequent to the markets. Thus, the Company will have a relatively high backlog at the end of each market which will diminish in subsequent months until the next market.

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses served by the Company continue to face intense competition from chain stores, discount stores, home centers, and warehouse operations. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of retail space, have cut into operating margins and brought pressures for lower merchandise costs, to which the Company has been responsive through a retail oriented competitive pricing strategy on high turnover, price sensitive items (Pinpoint Pricing program). The Company competes with other Member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise selection and quality. Increased operating expenses and decreased margins have resulted in the withdrawal from business of several non-member-owned wholesalers.

     During fiscal year 1992, the Company acquired through a Canadian subsidiary, a majority equity interest in Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves 391 True Value(R) and V&S(R) Stores, all located in Canada. The cooperative has approximately 330 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1994.

     The Company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the Company's Members. In the aggregate, these subsidiaries are not significant to the Company's results of operations.

     The Company employs approximately 4,200 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the Company's operations, employee relations are governed by the practices prevailing in the particular area and are generally dealt with locally. Approximately 39% of the Company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three or four years. In general, the Company considers its relationship with its employees to be good.

                      DISTRIBUTION OF PATRONAGE DIVIDENDS

     The Company operates on a cooperative basis with respect to business done with or for Members. All Members are entitled to receive patronage dividend distributions from the Company on the basis of gross margins of merchandise and/or services purchased by each Member. In accordance with the Company's By-Laws and Retail Member Agreement, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     Patronage dividends are usually paid to Members within 60 days after the close of the Company's fiscal year; however, the Internal Revenue Code (the "Code") permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of the Company's fiscal year, and the Company may elect to distribute the annual patronage dividend at a later time than usual in accordance with the provisions of the Code.

     The Company's By-Laws provide for the payment of year-end patronage dividends, after payment of at least 20% of such patronage dividends in cash, in qualified written notices of allocation including (i) Class B nonvoting Common Stock based on book value thereof, to a maximum of 2% of the Member's net purchases of merchandise from the Company for the year (except in unusual circumstances of individual hardships, in which case the Board of Directors reserves the right to make payments in cash), (ii) Promissory (Subordinated) Notes, or (iii) other property. The Company may also issue nonqualified written notices of allocation to its Members as part of its annual patronage dividend.

     In determining the form of the annual patronage dividend, a Member's required investment in Class B Common Stock of the Company had been limited by the Board of Directors to an amount in the aggregate not exceeding an amount (computed on the basis of par value thereof and to the nearest multiple of $100) equal to (i) two percent (2%) of a Member's net purchases of direct shipment sales from the Company and purchases of direct shipment sales of 'Competitive Edge Program Lumber' materials computed separately at one percent (1%), (ii) four percent (4%) of a Member's net purchases of relay sales from the Company and (iii) eight percent (8%) of a Member's net warehouse purchases from the Company in the year of the highest total net purchases of the three preceding years. In 1995, the Board of Directors adopted a plan to continue to adequately capitalize the Company and to more equitably divide the responsibility for capitalizing the Company among its Members. As a result, it is anticipated that these percentages will be changed. In that each Member has equal voting power (voting rights being limited to Class A Common Stock), acquisition of Class B Common Stock as patronage dividends generally results in the larger-volume Members having greater Common Stock equity in the Company but a lesser proportionate voting power per dollar of Common Stock owned than smaller-volume Members.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Code specifically provides for the taxation of cooperatives (such as the Company) and their patrons (such as the Company's Members) so as to ensure that the business earnings of cooperatives are currently taxable either to the cooperatives or to the patrons.

     The shares of Class B Common Stock and the Promissory (Subordinated) Notes distributed by the Company to its Members as partial payment of the patronage dividend are "written notices of allocation" within the meaning of that phrase as used in the Code. In order that such written notices of allocation shall be deducted from earnings in determining taxable income of the Company, it is necessary that the Company pay 20% or more of the annual patronage dividend in cash and that the Members consent to having the allocations (at their stated dollar amount) treated as being constructively received by them and includable in their gross income. These conditions being met, the shares of Class B Common Stock and the Promissory (Subordinated) Notes distributed in payment of patronage dividends become "qualified written notices of allocation" as that phrase is used in the Code. Section 1385(a) of the Code provides, in substance, that the amount of any patronage dividend which is paid in money or in qualified written notices of allocation shall be included in the gross income of the patron (Member) for the taxable year in which it receives such money or such qualified written notices of allocation.

     Thus, every year each Member may receive, as part of the Member's patronage dividend, non-cash "qualified written notices of allocation", which may include Class B Common Stock or Promissory (Subordinated) Notes, the stated dollar amount of which must be recognized as gross income for the taxable year in which received. The portion of the patronage dividend paid in cash (at least 20%) may be insufficient, depending on the tax bracket in each Member's case, to provide funds for the payment of income taxes for which the Member will be liable as a result of the receipt of the entire patronage dividend, including cash, Class B Common Stock and Promissory (Subordinated) Notes.

     In response to the provisions of the Code, the Company's By-Laws provide for the treatment of the shares of Class B Common Stock, Promissory (Subordinated) Notes and such other notices as the Board of Directors may determine, distributed in payment of patronage dividends as "qualified written notices of allocation." The By-Laws provide in effect:

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

     Each year since 1978, the Company has paid its Members 30% of the annual patronage dividend in cash in respect to patronage (excluding nonqualified written notices of allocation) occurring in the preceding year. It is the judgment of management that the payment of 30% or more of patronage dividends in cash will not have a material adverse effect on the operations of the Company or its ability to maintain adequate working capital for the normal requirements of its business. However, the Company is obligated to distribute only 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash and it may distribute this lesser percentage in future years.

ITEM 2. PROPERTIES.

     The Company's national headquarters is located in Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                                SQUARE FEET
                                                                    OF
                                                               WAREHOUSE AND
                            LOCATION                            OFFICE AREA        INTEREST
                            --------                           -------------       --------
  Chicago, Illinois........................................       980,000             Owned
  Corsicana, Texas.........................................       450,000             Owned
  Denver, Colorado.........................................       360,000            Leased
  Fogelsville (Allentown), Pennsylvania....................       600,000             Owned
  Harvard, Illinois........................................       640,000             Owned
  Henderson, North Carolina................................       300,000             Owned
  Indianapolis, Indiana....................................       420,000             Owned
  Jonesboro (Atlanta), Georgia.............................       360,000             Owned
  Kansas City, Missouri....................................       415,000             Owned
  Kingman, Arizona.........................................       375,000             Owned
  Manchester, New Hampshire................................       525,000             Owned
  Mankato, Minnesota.......................................       320,000             Owned
  Ocala, Florida...........................................       375,000             Owned
  Portland, Oregon.........................................       405,000             Owned
  Westlake (Cleveland), Ohio...............................       405,000             Owned
  Winnipeg, Manitoba.......................................       432,000             Owned
  Woodland, California.....................................       350,000             Owned

     No location owned by the Company is subject to a mortgage.

     In December 1983, the Company completed construction of a 150,000 square foot addition to its regional distribution center in Manchester, New Hampshire. This addition was financed with the proceeds from the sale of $4,000,000 State of New Hampshire Industrial Development Authority Revenue Bonds (Cotter & Company Project) Series 1982. On October 1, 1997, and every three-year period thereafter, the interest rate on the 5.28% industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at either the option of the Company or the bondholders at each interest reset date through maturity in 2003.

     In February 1993, the Company completed the sale of a facility that it previously owned in Pomona, California.

     The Company's facility in Denver, Colorado is currently leased through June 30, 2004.

     Information with respect to the Company's manufacturing facilities is set forth below:

                                                      SQUARE FEET
                                                          OF
                                                     MANUFACTURING        PRINCIPAL
                         LOCATION                        AREA              PRODUCT         INTEREST
                         --------                    -------------    -----------------    --------
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

     The Company's facilities are suitable for their respective uses and are, in general, adequate for the Company's present needs. In January 1995, the Company agreed to sell certain assets of its outdoor power equipment manufacturing division which the Company operated at the Harvard, Illinois facility. The Company will continue to manufacture at the Harvard, Illinois facility through August 1995 and is developing plans for the future use of this manufacturing facility.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the Common Stock of the Company and there is no expectation that any market will develop. The Company's Class A Common Stock is owned almost exclusively by retailers of hardware and related products each of whom is a Member of the Company and purchases ten shares of the Company's Class A Common Stock (the only class of voting stock) upon becoming a Member. The Company is organized as a Delaware stock corporation and operates as a Member-owned wholesaler cooperative corporation. The shares of the Company's Class B Common Stock now outstanding were issued to Members in partial payment of the annual patronage dividend to which they became entitled as a result of patronage business done by such Members with the Company. In accordance with the Company's By-Laws, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The number of holders of record (as of February 25, 1995) of each class of stock of the Company is as follows:

                                                                            NUMBER OF
                                                                           HOLDERS OF
                         TITLE OF CLASS                                      RECORD
                         --------------                                    -----------
        Class A Common Stock, $100 Par Value............................       6,297
        Class B Common Stock, $100 Par Value............................       6,244

     Dividends (other than patronage dividends) upon the Class A Common Stock and Class B Common Stock, subject to the provisions of the Company's Certificate of Incorporation, may be declared out of gross margins of the Company, other than gross margins from operations with or for Members and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors. Dividends may be paid in cash, in property, or in shares of the Common Stock, subject to the provisions of the Certificate of Incorporation. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, the Company has not paid dividends on its Class A Common Stock or Class B Common Stock. The Board of Directors does not plan to pay dividends on either classes of stock. See the discussion of patronage dividends under Item 1--Business.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                               FOR THE YEARS ENDED
                                     ------------------------------------------------------------------------
                                     DECEMBER 31,    JANUARY 1,    JANUARY 2,    DECEMBER 28,    DECEMBER 29,
                                         1994           1994          1993           1991            1990
                                     ------------    ----------    ----------    ------------    ------------
                                                       (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues..........................    $2,574,445     $2,420,727    $2,356,468     $2,139,887      $2,135,120
Net margins.......................    $   60,318     $   57,023    $   60,629     $   59,425      $   54,847
Patronage dividends...............    $   60,421     $   54,440    $   60,901     $   60,339      $   56,269
Total assets......................    $  868,785     $  803,528    $  833,372     $  763,109      $  709,895
Long-term debt and obligations
  under capital leases............    $   75,756     $   69,201    $   72,749     $   13,335      $   15,077
Promissory (subordinated) and
  instalment notes payable........    $  199,099     $  217,996    $  235,695     $  235,289      $  215,452
Redeemable Class A Common Stock...    $    6,370     $    6,633    $    6,857     $    7,077      $    7,362
Redeemable Class B Common Stock...    $  116,663     $  110,773    $  108,982     $  104,151      $  101,398
Book value per share of Class A
  Common Stock and Class B Common
  Stock(a)........................    $   103.57     $   103.85    $   101.42     $   102.50      $   103.38

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

     In fiscal year 1994, the Company's revenues increased $153,718,000 from last year. Total revenues grew to $2,574,445,000, an increase of 6.4%. The improvement resulted from increased merchandise shipments to existing Members.

     Classes of merchandise with the strongest percentage increases in fiscal year 1994 were Lumber and Building Materials, up 11.9%; Farm and Garden Supplies, up 8.9%; Hardware Goods, up 7.3%; Appliances and Housewares, up 7.0%; and Variety and Related Goods, up 6.4%. The South Central region of the United States showed the largest growth at 9.4%. Other regions showing strong growth were the Southeast at 8.1%; the Northeast at 7.2%; and North Central at 7.1%.

     Consolidated gross margins increased by $5,410,000 or 2.5% but as a percentage of revenues decreased to 8.7% from 9.0% reflecting a change in the Company's sales mix from warehouse to direct shipments, combined with the new Pinpoint Pricing program and more promotionally oriented merchandising programs.

     Warehouse, general and administrative expenses remained comparable with the previous year but expressed as a percentage of revenues decreased to 5.2% from 5.5% due to the Company's continuing efforts to reduce operating costs.

     Interest paid to Members decreased by $1,564,000 or 6.4% primarily due to a lower average interest rate.

     Net margins were $60,318,000 for the year ended December 31, 1994 compared to $57,023,000 for the year ended January 1, 1994. The fiscal year 1993 net margins include a one-time gain on the sale of properties of $5,985,000 offset by the related income tax of $2,162,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents in 1994 remained comparable to the previous year. Cash flows for the year ended December 31, 1994 of $88,663,000 were provided by operating activities through shipment of inventories to True Value(R) and V&S(R) Members, which were purchased or manufactured by the Company. Cash flows of $18,121,000 were used for investing activities and cash flows of $70,025,000 were used for financing activities.

     At the end of fiscal year 1994, inventories increased by $48,681,000, to support anticipated future orders of seasonal merchandise. Short-term borrowings decreased by $13,958,000, but accounts payable increased by $79,252,000 in support of the increased inventories for anticipated future orders of seasonal merchandise and favorable seasonal terms obtained from vendors. Since the favorable seasonal terms were passed on to the Company's Members, accounts and notes receivable increased by $18,078,000.

     At December 31, 1994, net working capital decreased to $221,054,000 from $225,206,000 at January 1, 1994. The current ratio decreased to 1.47 at December 31, 1994 compared to 1.57 at January 1, 1994.

     Short-term lines of credit available under informal agreements with lending banks, cancellable by either party under specific circumstances, amounted to $67,800,000 at December 31, 1994. Borrowings under these agreements were $9,329,000 at December 31, 1994 compared to $23,287,000 at January 1, 1994.

     The Company's capital is primarily derived from redeemable Class A Common Stock and retained earnings, together with Promissory (Subordinated) Notes and redeemable nonvoting Class B Common Stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

     Total capital expenditures, including those made under capital leases, were $21,427,000 in fiscal year 1994 compared to $13,382,000 in fiscal year 1993 and $30,398,000 in fiscal year 1992. These capital expenditures were principally related to additional equipment and technological improvements at the regional distribution centers and National Headquarters. Funding of capital expenditures in fiscal year 1995 is anticipated to come from operations and external sources, if necessary.

     The effects of all recent tax legislation have not had a material effect on the Company's financial position and results of operations.

     Effective January 3, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of this adoption did not have a material effect on the consolidated financial statements. Additionally, the Company has reviewed the impact of all new accounting standards issued as of the filing date of this report, that will be adopted at a future date, and has determined that these will not have a material impact on the Company's results of operations or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and report of independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are:

                                                            POSITION(S) HELD AND
                   NAME               AGE                    BUSINESS EXPERIENCE
                   ----               ---     -------------------------------------------------
Karen M. Agnew......................  52      Vice President since February, 1992. Director of
                                              National Headquarters Support from July, 1991 to
                                              February, 1992. Prior position from April, 1986
                                              was Executive Assistant to the President.
Daniel T. Burns.....................  44      Secretary since February, 1995. Vice President
                                              since November, 1990. General Counsel from April,
                                              1988 to February, 1995.
Danny R. Burton.....................  48      Vice President since May, 1992. National Member
                                              Development Manager from July, 1990 to May, 1992.
                                              Prior position from September, 1985 to June, 1990
                                              was Sales Manager.
David W. Christmas..................  46      Vice President of Merchandising since July, 1994.
                                              Prior position was Vice President of Sales and
                                              Marketing of a manufacturing company based in
                                              North Carolina.
William M. Claypool, III............  72      Director since March, 1970. Term expires April,
                                              1997.
Samuel D. Costa, Jr. ...............  53      Director since July, 1988. Term expires April,
                                              1996.
Daniel A. Cotter....................  60      President, Chief Executive Officer and Director.
                                              President since January, 1978, Chief Executive
                                              Officer since January, 1983 and Director since
                                              September, 1989. Term expires April, 1996.
Leonard C. Farr.....................  73      Director since March, 1972. Term expires April,
                                              1996.

                                                            POSITION(S) HELD AND
                   NAME               AGE                    BUSINESS EXPERIENCE
                   ----               ---     -------------------------------------------------
William M. Halterman................  47      Director since June, 1990. Term expires April,
                                              1995. Nominated by the Board of Directors for
                                              reelection to a three-year term.
Robert F. Johnson...................  51      Appointed Vice President in January, 1994.
                                              Director of Corporate Planning and Information
                                              Services since March, 1992. Prior position was
                                              Distribution Industry Consulting Manager of a
                                              corporation in Illinois.
Jerrald T. Kabelin..................  57      Chairman of the Board since April, 1993. Director
                                              since April, 1985. Term expires April, 1997.
Kerry J. Kirby......................  48      Vice President and Chief Financial Officer since
                                              November, 1990. Treasurer (Principal Financial
                                              and Accounting Officer) since April, 1989.
                                              Secretary from April, 1989 to February, 1995.
                                              Controller from April, 1988 to October, 1990.
Robert J. Ladner....................  48      Director since April, 1994. Term expires April,
                                              1997.
Lewis W. Moore......................  82      Director since June, 1948. Term expires April,
                                              1997.
Kenneth W. Noble....................  37      Nominated by the Board of Directors for election
                                              as a Director to a three-year term to replace
                                              Jeremiah J. O'Connor, whose term expires April,
                                              1995.
Jeremiah J. O'Connor................  52      Director since July, 1984. Term expires April,
                                              1995.
Steven J. Porter....................  42      Executive Vice President and Chief Operating
                                              Officer since August, 1993. Prior position was
                                              Vice President of Merchandising of a retail
                                              building materials and hardware company based in
                                              Missouri.
Richard L. Schaefer.................  65      Director since May, 1976. Term expires April,
                                              1995. Nominated by the Board of Directors for
                                              reelection to a three-year term.
John P. Semkus......................  48      Vice President, Distribution and Transportation
                                              since February 1992. Appointed Vice President in
                                              June, 1988. Prior position was Operating Manager
                                              of a regional distribution center.
George V. Sheffer...................  42      Director since July, 1994. Replaced Kenneth O.
                                              Cayce, Jr. Term expires April, 1995. Nominated by
                                              the Board of Directors for reelection to a
                                              three-year term.
Dennis A. Swanson...................  55      Nominated by the Board of Directors for election
                                              to a one-year term to replace Michael P. Cole,
                                              who resigned and whose unexpired term will expire
                                              April, 1996.
Robert G. Waters....................  74      Director since March, 1973. Term expires April,
                                              1997.
John M. West, Jr....................  42      Director since October, 1991. Term expires April,
                                              1995. Nominated by the Board of Directors for
                                              reelection to a three-year term.
Donald E. Yeager....................  52      Director since April, 1993. Term expires April,
                                              1996.

- ---------------
During the past five years, the principal occupation of each director of the Company, other than Daniel A. Cotter, was the operation of retail hardware stores.

ITEM 11. EXECUTIVE COMPENSATION.

PENSION AND COMPENSATION COMMITTEE

     The Management Development and Compensation Committee of the Board of Directors (the "Committee") consists of three non-employee directors: Samuel D. Costa, Jr. (Chairman), Lewis W. Moore and Jeremiah J. O'Connor. In addition, Jerrald T. Kabelin, Chairman of the Board of Directors, and Daniel A. Cotter, President and Chief Executive Officer, served as ex-officio members of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension and certain other benefit plans. It meets in executive session and with ex-officio members and the Chief Financial Officer concerning executive compensation matters. The Committee calls upon outside consultants for assistance, as necessary.

     The Committee meets at least annually. In fiscal year 1994, the Committee met on three occasions. Primary responsibilities of the Committee include:

     - Establishing the President's salary and annual and long-term incentive opportunities.

     - Approving other executive officer salaries recommended by the President.

     - Setting performance goals for the annual and long-term incentive plans.

     - Assessing performance achievement relative to goals and approving incentive payments.

     The Committee makes recommendations to the Board of Directors regarding compensation of the Company's executive officers. The philosophy of the Committee is to maintain an executive compensation program to help the Company attract, retain and motivate the executive resources needed to maintain industry leadership, provide high levels of service to Members, and achieve the financial objectives as determined by the Board of Directors.

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

     The combination of these three compensation policies is intended to provide competitive earnings opportunities when performance reaches desired levels. Both the annual and long-term incentive plans are cancelable by the Board of Directors at any time.

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

     The annual incentive plan is designed to ensure that executive compensation varies in relation to achievement of annual performance goals. In fiscal year 1994, the plan's overall Company goal was based on achieving Member payout objectives. Each executive's incentive award was determined by Member payout results.

     The long-term incentive plan assures a continuing focus on the Company's future. Goals are set for performance achievement over three-year intervals. A new performance period starts each year and goals for each three-year cycle currently underway are related to achievement of revenue growth.

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1994 and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

               NAME AND                                                        OTHER           LONG-TERM
          PRINCIPAL POSITION              YEAR     SALARY     BONUS(1)    COMPENSATION(2)    INCENTIVES(3)
- ---------------------------------------   ----    --------    --------    ---------------    -------------
Daniel A. Cotter.......................   1994    $500,000    $375,000        $ 4,430          $ 250,000
  President and Chief                     1993     500,000          --          4,996                 --
  Executive Officer                       1992     500,000     136,500          3,928            250,000
Steven J. Porter.......................   1994     325,000     170,625         58,719                 --
  Executive Vice President                1993     167,115      25,000         11,944                 --
  and Chief Operating Officer             1992          --          --             --                 --
Kerry J. Kirby.........................   1994     225,000     101,250          6,930             45,000
  Vice President,                         1993     225,000      25,313          6,746                 --
  Finance                                 1992     193,299      36,304          7,518                 --
Robert A. Nolawski.....................   1994     205,000      90,000          4,727             40,000
  Vice President                          1993     200,000      41,100         33,038                 --
                                          1992     205,111      77,175         13,046                 --
Daniel T. Burns........................   1994     175,000      78,750          6,906             35,000
  Vice President, Law                     1993     175,000      23,625          5,214                 --
  and Human Resources                     1992     162,602      39,946          9,466                 --

- ---------------
(1) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2) Other compensation consists primarily of Company contributions to the Cotter & Company Employee's Savings and Compensation Deferral Plan (the "Savings Plan"). Under the Savings Plan, each participant may elect to make a contribution in an amount of up to ten percent (10%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $9,240 of the executive officer's salary in fiscal year 1994 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation. Other compensation for Mr. Nolawski, who retired January 6, 1995, includes $4,443 and $27,427 of relocation payments in fiscal year 1992 and 1993, respectively. Mr. Porter's other compensation consists of $11,944 and $56,891 of relocation payments in fiscal year 1993 and 1994, respectively.

(3) Mr. Cotter earned a transition award in 1992 under the long-term incentive plan initiated in fiscal year 1991.

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

LONG-TERM PERFORMANCE CASH AWARDS

     Beginning in fiscal year 1991, the Board of Directors adopted a long-term incentive plan for selected senior executive officers of the Company. The plan covers three-year periods beginning in 1991 through 1993.

Senior executives of the Company are eligible for cash payouts ranging from 10% to 75% of their annual salary if performance goals established for the plan are met. Performance goals for the current plans relate to the achievement of revenue growth.

     A new plan starts each year with goals set for the next three-year period. A range of estimated payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 1995, and paid in fiscal year 1996 is shown in the following table:

                     NAME                        PERFORMANCE PERIOD    THRESHOLD     TARGET     MAXIMUM
- ----------------------------------------------   ------------------    ---------    --------    --------
Daniel A. Cotter..............................        1993-1995        $ 125,000    $250,000    $375,000
Kerry J. Kirby................................        1993-1995           25,000      50,000      75,000
Daniel T. Burns...............................        1993-1995           22,500      45,000      67,500

DEFINED BENEFIT RETIREMENT PLANS

     The Company has a defined benefit pension plan, the Cotter & Company Pension Plan (the "Plan"), which is qualified under the Code. The amount of the Company's annual contribution to the Plan is determined for the total of all participants covered by the Plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Plan. The Plan provides fully vested unreduced monthly benefits to eligible employees who have retired at or after age 65 or served a minimum of five years of service and reached age 62. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Plan. The Plan has been amended to be a Social Security "excess" plan instead of being a Social Security "offset" plan. The benefits provided by the Plan are calculated in the form of a single annuity.

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

     For service completed after January 1, 1989, the benefit formula is one and one-twentieth percent of the participant's "average compensation" up to one-third of the retirement year Taxable Wage Base multiplied by the person's years of service after January 1, 1989, plus one and one-half percent of the participant's "average compensation" over one-third of the retirement year Taxable Wage Base multiplied by the person's years of service after January 1, 1989. Post January 1, 1989 service is limited such that the total service credited through January 1, 1989 plus post January 1, 1989 service does not exceed 30 years.

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

     The Company amended and restated in 1994 a Supplemental Retirement Plan (the "Supplemental Plan") for certain employees as designated by the Company's President and Chief Executive Officer. The benefits provided by the Supplemental Plan are calculated in the form of a single annuity in an amount per year which is equal to three percent of the participant's "average compensation" multiplied by years of service up to a maximum of twenty such years, minus any benefits provided to the participants by the Plan, and minus the participant's primary Social Security benefit. "Average Compensation" for the Supplemental Plan is defined the same as for the Plan, as discussed above. The Supplemental Plan is not a qualified plan under the Code. Benefits payable under the Supplemental Plan will be financed through internal operations.

     The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts which may be considered under the Plan in determining retirement benefits. This limit is $150,000 for 1995. Section 415 of the Code outlines the maximum annual benefit which may be payable from the Plan during the year; the single dollar limit is $120,000 for 1995 for a participant retiring at age 65.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the Plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions. The benefit amounts are not subject to deduction for Social Security except as provided by the aforesaid benefit formula nor are said amounts subject to any other offset.

                                                                 YEARS OF SERVICE
                 AVERAGE                     --------------------------------------------------------
               COMPENSATION                     10          15          20          25          30
             ---------------                 --------    --------    --------    --------    --------
 $800,000.................................   $228,400    $348,400    $468,400    $468,400    $468,400
  700,000.................................    198,400     303,400     408,400     408,400     408,400
  600,000.................................    168,400     258,400     348,400     348,400     348,400
  500,000.................................    138,400     213,400     288,400     288,400     288,400
  400,000.................................    108,400     168,400     228,400     228,400     228,400
  300,000.................................     78,400     123,400     168,400     168,400     168,400
  200,000.................................     48,400      78,400     108,400     108,400     108,400
  100,000.................................     18,400      33,400      48,400      48,400      48,400

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 30 years; Robert A. Nolawski, 30 years; Kerry J. Kirby, 19 years, Daniel T. Burns, 14 years, and Steven J. Porter, 2 years.

     There is no existing market for the Company's Common Stock and there is no expectation that any market will develop. There are no broad market or peer group indexes the Company believes would render meaningful comparisons. Accordingly, a performance graph of the Company's cumulative total shareholder return for the previous five years, with a performance indicator of the overall stock market for the Company's peer group, has not been prepared.

     In fiscal year 1994 directors of the Company were each paid $1,000 per month. The Chairman of the Board is paid $1,000 per day to a maximum of $104,000 per year, when serving in the capacity as Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 25, 1995, each of the directors of the Company was the beneficial owner of 10 shares of Class A Common Stock of the Company comprising .2% of such shares issued and outstanding. Other than Daniel A. Cotter, no executive officer owns any shares of Class A Common Stock.

     The directors own in the aggregate approximately 1.5% of Class B Common Stock as of February 25, 1995. No executive officer owns any shares of Class B Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company uses Galaxy Travel Agency, Inc., a company engaged in providing normal travel business services, for Company officers, directors, employees, and Members. Daniel A. Cotter and his brother each own a one-half interest of Galaxy Travel. The total bookings placed by the Company with Galaxy Travel in fiscal year 1994 were approximately $2,000,000 and are estimated to be approximately the same in fiscal year 1995.

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

         2. FINANCIAL STATEMENT SCHEDULES

            No schedules have been filed because the required information is not applicable or is not material or because the required information is included in the consolidated financial statements or the notes thereto.

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

                                        COTTER & COMPANY

                                        By:          /s/ KERRY J. KIRBY
                                          --------------------------------------
                                                     Kerry J. Kirby,
                                              Vice President, Treasurer and
DATED: March 16, 1995                            Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                   DATE
- ---------------------------------------------   ---------------------------   --------------------
            /s/ DANIEL A. COTTER                President, Chief Executive       March 16, 1995
- ---------------------------------------------     Officer and Director
              Daniel A. Cotter

            /s/ STEVEN J. PORTER                Executive Vice President         March 16, 1995
- ---------------------------------------------     and Chief Operating Officer
              Steven J. Porter

             /s/ KERRY J. KIRBY                 Vice President, Treasurer and     March 16, 1995
- ---------------------------------------------     Chief Financial Officer
               Kerry J. Kirby

           /s/ JERRALD T. KABELIN               Chairman of the Board            March 16, 1995
- ---------------------------------------------     and Director
             Jerrald T. Kabelin

        /s/ WILLIAM M. CLAYPOOL, III            Director                         March 16, 1995
- ---------------------------------------------
          William M. Claypool, III

          /s/ SAMUEL D. COSTA, JR.              Director                         March 16, 1995
- ---------------------------------------------
            Samuel D. Costa, Jr.

             /s/ LEONARD C. FARR                Director                         March 16, 1995
- ---------------------------------------------
               Leonard C. Farr

          /s/ WILLIAM M. HALTERMAN              Director                         March 16, 1995
- ---------------------------------------------
            William M. Halterman

            /s/ ROBERT J. LADNER                Director                         March 16, 1995
- ---------------------------------------------
              Robert J. Ladner

             /s/ LEWIS W. MOORE                 Director                         March 16, 1995
- ---------------------------------------------
               Lewis W. Moore

          /s/ JEREMIAH J. O'CONNOR              Director                         March 16, 1995
- ---------------------------------------------
            Jeremiah J. O'Connor

           /s/ RICHARD L. SCHAEFER              Director                         March 16, 1995
- ---------------------------------------------
             Richard L. Schaefer

            /s/ GEORGE V. SHEFFER               Director                         March 16, 1995
- ---------------------------------------------
              George V. Sheffer

            /s/ ROBERT G. WATERS                Director                         March 16, 1995
- ---------------------------------------------
              Robert G. Waters

            /s/ JOHN M. WEST, JR.               Director                         March 16, 1995
- ---------------------------------------------
              John M. West, Jr.

            /s/ DONALD E. YEAGER                Director                         March 16, 1995
- ---------------------------------------------
              Donald E. Yeager

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                    PAGE(S)
                                                                                  -----------
Report of Independent Auditors.................................................           F-3
Consolidated Balance Sheet at December 31, 1994 and January 1, 1994............      F-4; F-5
Consolidated Statement of Operations for each of the three years in the period
  ended December 31, 1994......................................................           F-6
Consolidated Statement of Cash Flows for each of the three years in the period
  ended December 31, 1994......................................................           F-7
Consolidated Statement of Capital Stock and Retained Earnings for each of the
  three years in the period ended December 31, 1994............................           F-8
Notes to Consolidated Financial Statements.....................................   F-9 to F-17

                     -------------------------------------
                            THIS PAGE INTENTIONALLY
                                   LEFT BLANK
                     -------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
Cotter & Company

     We have audited the accompanying consolidated balance sheets of Cotter & Company as of December 31, 1994 and January 1, 1994, and the related consolidated statements of operations, cash flows and capital stock and retained earnings for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotter & Company at December 31, 1994 and January 1, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP

Chicago, Illinois
February 13, 1995

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                    DECEMBER 31,       JANUARY 1,
                                                                        1994              1994
                                                                    ------------       ----------
                                                                           (000'S OMITTED)
Current assets:
  Cash and cash equivalents.......................................    $  1,831          $   1,314
  Accounts and notes receivable...................................     294,663            276,585
  Inventories.....................................................     384,747            336,066
  Prepaid expenses................................................       7,861              6,969
                                                                    ----------         ----------
               Total current assets...............................     689,102            620,934
Properties owned, less accumulated depreciation...................     164,261            164,319
Properties under capital leases, less accumulated amortization....       4,691              6,769
Other assets......................................................      10,731             11,506

                                                                    ----------         ----------
               Total assets.......................................    $868,785          $ 803,528
                                                                    ==========         ==========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION

                                                                    DECEMBER 31,       JANUARY 1,
                                                                        1994              1994
                                                                    ------------       ----------
                                                                           (000'S OMITTED)
Current liabilities:
  Accounts payable................................................    $334,468          $ 255,216
  Accrued expenses................................................      45,304             38,926
  Short-term borrowings...........................................       9,329             23,287
  Current maturities of notes, long-term debt and lease
     obligations..................................................      60,564             61,685
  Patronage dividend payable in cash..............................      18,383             16,614
                                                                      --------          ---------
               Total current liabilities..........................     468,048            395,728
Long-term debt....................................................      72,163             63,977
Obligations under capital leases..................................       3,593              5,224
Capitalization:
  Promissory (subordinated) and instalment notes..................     199,099            217,996
  Redeemable Class A common stock and partially paid subscriptions
     (Authorized 100,000 shares; issued and fully paid 63,350 and
     65,880 shares)...............................................       6,370              6,633
  Redeemable Class B nonvoting common stock and paid-in capital
     (Authorized 2,000,000 shares; issued and fully paid 1,047,756 and 1,019,640 shares; issuable as partial payment of
     patronage dividends, 104,275 and 75,780 shares)..............     116,663            110,773
  Retained earnings...............................................       3,764              3,867
                                                                      --------          ---------
                                                                       325,896            339,269
  Foreign currency translation adjustment.........................        (915)              (670)
                                                                      --------          ---------
               Total capitalization...............................     324,981            338,599
                                                                      --------          ---------
               Total liabilities and capitalization...............    $868,785          $ 803,528
                                                                      ========          =========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 FOR THE YEARS ENDED
                                                     --------------------------------------------
                                                     DECEMBER 31,      JANUARY 1,      JANUARY 2,
                                                         1994             1994            1993
                                                     ------------      ----------      ----------
                                                                 (000'S OMITTED)
Revenues...........................................   $2,574,445       $2,420,727      $2,356,468
                                                      ----------       ----------      ----------
Cost and expenses:
  Cost of revenues.................................    2,351,114        2,202,806       2,139,860
  Warehouse, general and administrative............      132,759          132,674         123,244
  Interest paid to Members.........................       22,894           24,458          25,716
  Other interest expense...........................        7,493            7,429           7,273
  Gain on sale of properties owned.................         (692)          (5,985)             --
  Other income, net................................         (604)            (260)           (643)
  Income tax expense...............................        1,163            2,582             389
                                                      ----------       ----------      ----------
                                                       2,514,127        2,363,704       2,295,839
                                                      ----------       ----------      ----------
Net margins........................................   $   60,318       $   57,023      $   60,629
                                                      ==========       ==========      ==========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      FOR THE YEARS ENDED
                                                         ----------------------------------------------
                                                         DECEMBER 31,       JANUARY 1,       JANUARY 2,
                                                             1994              1994             1993
                                                         ------------       ----------       ----------
                                                                        (000'S OMITTED)
Operating activities:
  Net margins.........................................     $ 60,318          $  57,023        $  60,629
  Adjustments to reconcile net margins to cash and
     cash
     equivalents from operating activities:
     Depreciation and amortization....................       21,613             21,566           21,869
     Provision for losses on accounts and notes
       receivable.....................................        4,233              4,057            4,447
  Changes in operating assets and liabilities:
     Accounts and notes receivable....................      (33,112)           (38,605)         (29,798)
     Inventories......................................      (49,145)               183          (11,819)
     Accounts payable.................................       79,957            (45,070)          23,770
     Accrued expenses.................................        6,022             (1,143)          (6,221)
     Other adjustments, net...........................       (1,223)            (2,679)          (3,035)
                                                           --------          ---------        ---------
               Net cash and cash equivalents provided
                 by (used for) operating activities...       88,663             (4,668)          59,842
                                                           --------          ---------        ---------
Investing activities:
  Additions to properties owned.......................      (21,427)           (13,382)         (17,871)
  Proceeds from sale of properties owned..............        2,174             13,999              682
  Changes in other assets.............................        1,132             (3,850)          (2,076)
                                                           --------          ---------        ---------
               Net cash and cash equivalents (used
                 for) investing activities............      (18,121)            (3,233)         (19,265)
                                                           --------          ---------        ---------
Financing activities:
  Payment of annual patronage dividend................      (16,614)           (18,570)         (18,423)
  Payment of notes, long-term debt and lease
     obligations......................................      (39,632)           (32,730)         (18,776)
  Proceeds from long-term borrowings..................           --                 --           54,124
  Increase (decrease) in short-term borrowings........      (13,851)            23,059          (20,975)
  Purchase of Class A common stock....................         (216)              (470)            (337)
  Proceeds from sale of Class A common stock..........          288                323              352
                                                           --------          ---------        ---------
               Net cash and cash equivalents (used
                 for) financing activities............      (70,025)           (28,388)          (4,035)
                                                           --------          ---------        ---------
Net increase (decrease) in cash and cash
  equivalents.........................................          517            (36,289)          36,542
                                                           --------          ---------        ---------
Cash and cash equivalents at beginning of year........        1,314             37,603            1,061
                                                           --------          ---------        ---------
Cash and cash equivalents at end of year..............     $  1,831          $   1,314        $  37,603
                                                           ========          =========        =========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

         CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1994

                                                  COMMON STOCK, $100 PAR VALUE
                                              ------------------------------------
                                                                        CLASS B                     FOREIGN
                                                    CLASS A           ------------                 CURRENCY
                                              --------------------     ISSUED AND     RETAINED    TRANSLATION
                                              ISSUED    SUBSCRIBED    TO BE ISSUED    EARNINGS    ADJUSTMENT
                                              ------    ----------    ------------    --------    -----------
                                                                      (000'S OMITTED)
Balances at December 28, 1991..............   $7,016      $   61        $104,151      $  1,556       $  --
  Net margins..............................                                             60,629
  Foreign currency translation
     adjustment............................                                                           (932)
  Patronage dividend.......................                               10,029       (60,901)
  Stock issued for paid-up subscriptions...      357        (357)
  Stock subscriptions......................                  345
  Stock purchased and retired..............     (565)                     (5,198)
                                              ------      ------        --------      --------       -----
Balances at January 2, 1993................    6,808          49         108,982         1,284        (932)
  Net margins..............................                                             57,023
  Foreign currency translation
     adjustment............................                                                            262
  Patronage dividend.......................                                7,686       (54,440)
  Stock issued for paid-up subscriptions...      312        (312)
  Stock subscriptions......................                  308
  Stock purchased and retired..............     (532)                     (5,895)
                                              ------      ------        --------      --------       -----
Balances at January 1, 1994................    6,588          45         110,773         3,867        (670)
  Net margins..............................                                             60,318
  Foreign currency translation
     adjustment............................                                                           (245)
  Patronage dividend.......................                               10,829       (60,421)
  Stock issued for paid-up subscriptions...      275        (275)
  Stock subscriptions......................                  265
  Stock purchased and retired..............     (528)                     (4,939)
                                              ------      ------        --------      --------       -----
Balances at December 31, 1994..............   $6,335      $   35        $116,663      $  3,764       $(915)
                                              ======      ======        ========      ========       =====

- ---------------
     Subscribed Class A common stock amounts are net of unpaid amounts of $1,000 at December 31, 1994, $14,000 at January 1, 1994 and $27,000 at January 2, 1993
and December 28, 1991 (for 360, 590, 760 and 880 shares subscribed, respectively).

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

     Cotter & Company (the Company) is a Member-owned wholesaler of hardware and related merchandise. The Company also manufactures paint and paint applicators. The Company's goods and services are sold predominantly within the United States, primarily to retailers of hardware and related lines, each of whom has purchased ten shares of the Company's Class A common stock upon becoming a Member. The Company operates in a single industry as a Member-owned wholesaler cooperative. In accordance with the Company's By-laws, the annual patronage dividend is paid to Members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors. The significant accounting policies of the Company are summarized below.

     Consolidation. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. The consolidated financial statements also include the accounts of Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian Member-owned wholesaler of hardware, variety and related merchandise, in which the Company has a majority equity interest.

     Capitalization. The Company's capital (Capitalization) is derived from redeemable Class A voting common stock and retained earnings, together with promissory (subordinated) notes and redeemable Class B nonvoting common stock issued in connection with the Company's annual patronage dividend. The By-laws provide for partially meeting the Company's capital requirements by payment of the year-end patronage dividend, of which at least twenty percent must be paid in cash, and the balance in five-year promissory (subordinated) notes (from fiscal year 1985 through fiscal year 1993, the promissory (subordinated) notes were for a term of seven years) and redeemable $100 par value Class B common stock.

     Membership may be terminated without cause by either the Company or the Member upon sixty days' written notice. In the event membership is terminated, the Company undertakes to purchase, and the Member is required to sell to the Company, all of the Member's Class A common stock and Class B common stock at book value. Payment for the Class A common stock will be in cash. Payment for the Class B common stock will be a note payable in five equal annual instalments bearing interest at the same rate per annum as the promissory (subordinated) notes most recently issued as part of the Company's patronage dividend.

     Cash equivalents. The Company classifies its temporary investments in highly liquid debt instruments, with an original maturity of three months or less, as cash equivalents.

     Inventories. Inventories are stated at the lower of cost, determined on the "first-in, first-out" basis, or market.

     Properties. Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements--10 to 40 years; machinery and warehouse, office and computer equipment--5 to 10 years; transportation equipment--3 to 7 years; and leasehold improvements--the life of the lease without regard to options for renewal.

     Income Taxes. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," effective January 3, 1993. Under this standard, the liability method is used whereby deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities adjusting for the impact of tax credit carryforwards.

     Retirement plans. The Company sponsors two noncontributory defined benefit retirement plans covering substantially all of its employees. Company contributions to union-sponsored defined contribution plans are

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

based on collectively bargained rates times hours worked. The Company's policy is to fund annually all tax-qualified plans to the extent deductible for income tax purposes.

     Reporting year. The Company's reporting year-end is the Saturday closest to December 31.

NOTE 2--INVENTORIES

     Inventories consisted of:

                                                       DECEMBER 31, 1994     JANUARY 1, 1994
                                                       -----------------     ---------------
                                                                  (000'S OMITTED)
          Manufacturing inventories:
            Raw materials...........................       $  12,986            $  14,795
            Work-in-process and finished goods......          60,094               54,992
                                                           ---------            ---------
                                                              73,080               69,787
          Merchandise inventories...................         311,667              266,279
                                                           ---------            ---------
                                                           $ 384,747            $ 336,066
                                                           =========            =========

NOTE 3--PROPERTIES

     Properties owned or leased under capital leases consisted of:

                                                      DECEMBER 31, 1994         JANUARY 1, 1994
                                                     --------------------     --------------------
                                                      OWNED       LEASED       OWNED       LEASED
                                                     --------     -------     --------     -------
                                                                    (000'S OMITTED)
    Buildings and improvements....................   $168,311     $    --     $166,055     $    --
    Machinery and warehouse equipment.............     79,953          --       76,330          --
    Office and computer equipment.................     62,868          --       55,191          --
    Transportation equipment......................     22,757      14,556       18,778      15,337
                                                     --------     -------     --------     -------
                                                      333,889      14,556      316,354      15,337
    Less accumulated depreciation and
      amortization................................    181,920       9,865      164,731       8,568
                                                     --------     -------     --------     -------
                                                      151,969       4,691      151,623       6,769
    Land..........................................     12,292          --       12,696          --
                                                     --------     -------     --------     -------
                                                     $164,261     $ 4,691     $164,319     $ 6,769
                                                     ========     =======     ========     =======

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 4--LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of:

                                                         DECEMBER 31, 1994    JANUARY 1, 1994
                                                         -----------------    ---------------
                                                                   (000'S OMITTED)
          Senior note at 8.60%........................        $50,000             $50,000
          Term loans:
            Canadian prime (8.00% and 5.50%,
               respectively)..........................          3,565               3,777
            United States prime plus .5% (9.00%) and
               fixed (7.75%), respectively............          6,200               6,200
          Redeemable (subordinated) term notes:
            7.00%.....................................          4,346                  --
            7.37%.....................................          1,512                  --
            7.61%.....................................          3,540                  --
          Industrial Revenue Bonds:
            5.28% and 5.94%, respectively.............          4,000               4,000
            8.25%.....................................             --               1,150
                                                              -------             -------
                                                               73,163              65,127
          Less amounts due within one year............          1,000               1,150
                                                              -------            --------
                                                              $72,163             $63,977
                                                              =======             =======

     Principal payments for the 8.60% senior note are due in incrementally increasing amounts starting in 1995 through maturity in 2007. Under the senior note agreement, the Company is required to meet certain financial ratios and covenants.

     The two term loans are due in 1997 and 1999, respectively.

     The redeemable (subordinated) term notes were issued in exchange for promissory (subordinated) notes maturing on December 31, 1994 that were held by promissory note holders, who do not own the Company's Class A Common Stock. The notes are due in 1996, 1997 and 1998.

     On October 1, 1997, and every three-year period thereafter, the interest rate on the 5.28% industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at either the option of the Company or the bondholders at each interest reset date through maturity in 2003.

     Total maturities of long-term debt for fiscal years 1995, 1996, 1997, 1998, 1999 and thereafter are $1,000,000, $6,346,000, $8,077,000, $7,540,000,
$10,200,000 and $40,000,000, respectively.

     In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances, which amount to $67,800,000 at December 31, 1994. Borrowings under these agreements were $9,329,000 at December 31, 1994. The Company pays commitment fees for these lines. The weighted average interest rate on short-term borrowings was 6.63% at December 31, 1994 and 3.48% at January 1, 1994.

NOTE 5--CAPITAL LEASES AND OTHER LEASE COMMITMENTS

     The Company rents buildings and warehouse, office, computer and transportation equipment under operating and capital leases.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The following is a schedule of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments, as of December 31, 1994:

                                                                    CAPITAL    OPERATING
                                                                    -------    ---------
                                                                      (000'S OMITTED)
          Fiscal years
            1995.................................................   $ 1,887     $ 6,356
            1996.................................................     1,538       4,812
            1997.................................................     1,039       2,892
            1998.................................................       751       1,830
            1999.................................................       416       1,351
            Thereafter...........................................        --       4,400
                                                                    -------     -------
          Net minimum lease payments.............................     5,631     $21,641
                                                                                =======
          Less amount representing interest......................       298
                                                                    -------
          Present value of net minimum lease payments............     5,333
          Less amounts due within one year.......................     1,740
                                                                    -------
                                                                    $ 3,593
                                                                    =======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value which is related to the lessor's book value at expiration of the lease term.

     Rent expense under operating leases was as follows:

                                                         DECEMBER 31,     JANUARY 1,     JANUARY 2,
                                                             1994            1994           1993
                                                         ------------     ----------     ----------
                                                                      (000'S OMITTED)
     Minimum rent.....................................      $8,487          $8,174         $7,253
     Contingent rent..................................         611             575            616
                                                            ------          ------         ------
                                                            $9,098          $8,749         $7,869
                                                            ======          ======         ======

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 6--CAPITALIZATION

     Promissory (subordinated) and instalment notes consisted of:

                                                                   DECEMBER 31,     JANUARY 1,
                                                                       1994            1994
                                                                   ------------     ----------
                                                                         (000'S OMITTED)
     Promissory (subordinated) notes--
       Due currently............................................     $     39        $      51
       Due on December 31, 1994--8.50%..........................           --           26,173
       Due on December 31, 1994--9.50%..........................           --           30,321
       Due on December 31, 1995--7.50%..........................       20,744           21,324
       Due on December 31, 1995--10.00%.........................       35,355           36,257
       Due on December 31, 1996--9.50%..........................       28,436           28,930
       Due on December 31, 1996--6.00%..........................       24,888           27,187
       Due on December 31, 1997--10.00%.........................       17,579           18,138
       Due on December 31, 1997--7.87%..........................       16,793               --
       Due on December 31, 1998--8.00%..........................       28,512           29,266
       Due on December 31, 1999--8.00%..........................       27,030           27,827
       Due on December 31, 1999--8.20% (to be issued)...........       27,909               --
       Due on December 31, 2000--6.50% (issued 1994)............       25,628           26,752
     Instalment notes at interest rates of 6.50% to 10.00%
       with maturities through 1998.............................        4,010            4,062
                                                                     --------        ---------
                                                                      256,923          276,288
     Less amounts due within one year...........................       57,824           58,292
                                                                     --------        ---------
                                                                     $199,099        $ 217,996
                                                                     ========        =========

     The promissory (subordinated) notes are issued principally in payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors. Promissory (subordinated) notes to be issued relate to the patronage dividend which is distributed after the end of the year. Prior experience indicates that the maturities of a significant portion of the promissory (subordinated) notes due within one year are extended, for a three year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The Company anticipates that this practice will continue.

     Total maturities of promissory (subordinated) and instalment notes for fiscal years 1995, 1996, 1997, 1998, 1999 and thereafter are $57,824,000,
$54,463,000, $35,197,000, $28,872,000, $54,939,000 and $25,628,000,
respectively.

NOTE 7--FAIR VALUE OF FINANCIAL INSTRUMENTS

     Due to the uncertainty of the ultimate maturities of the promissory (subordinated) notes, management believes it is impracticable to estimate their fair value. The carrying amounts of the Company's other financial instruments approximate fair value. Fair value was estimated using discounted cash flow analyses, based on the Company's incremental borrowing rate for similar borrowings.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 8--INCOME TAXES

     Effective January 3, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes" (See Note 1). As permitted under the new rules, prior years' financial statements have not been restated.

     The cumulative effect of adopting SFAS No. 109 as of January 3, 1993 was not material to the consolidated financial statements of the Company.

     At December 31, 1994, the Company has alternative minimum tax credit carryforwards of approximately $1,200,000 which do not expire. The carryforwards are available to offset future federal tax liabilities.

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1994 resulted primarily from alternative minimum tax credit carryforwards and temporary differences between income tax and financial reporting for depreciation, vacation pay and contributions to fund retirement plans.

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                                          DEFERRED
                                                              LIABILITY METHOD             METHOD
                                                         ---------------------------     ----------
                                                                    FOR THE YEARS ENDED
                                                         ------------------------------------------
                                                         DECEMBER 31,     JANUARY 1,     JANUARY 2,
                                                             1994            1994           1993
                                                         ------------     ----------     ----------
                                                                      (000'S OMITTED)
     Current:
       Federal........................................      $  486          $  343         $  551
       State..........................................         462              22            152
       Foreign........................................         278             237            122
                                                            ------          ------         ------
       Total current..................................       1,226             602            825
                                                            ------          ------         ------
     Deferred:
       Federal........................................        (147)          1,582           (497)
       State..........................................         (26)            317            (14)
       Foreign........................................         110              81             75
                                                            ------          ------         ------
       Total deferred.................................         (63)          1,980           (436)
                                                            ------          ------         ------
                                                            $1,163          $2,582         $  389
                                                           =======          ======         ======

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as patronage dividend based on margins from business done with or for Members.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% in fiscal year 1994 and 1993 and 34% in fiscal year 1992 is as follows:

                                                                                        DEFERRED
                                                              LIABILITY METHOD           METHOD
                                                         --------------------------    ----------
                                                                   FOR THE YEARS ENDED
                                                         ----------------------------------------
                                                         DECEMBER 31,    JANUARY 1,    JANUARY 2,
                                                             1994           1994          1993
                                                         ------------    ----------    ----------
                                                                     (000'S OMITTED)
        Tax at U.S. statutory rate....................     $ 21,518       $  20,862     $  20,746
        Effects of:
          Patronage dividend..........................      (21,147)        (19,054)      (20,706)
          State income taxes, net of federal tax
             benefit..................................          283             220            91
          Other, net..................................          509             554           258
                                                           --------       ---------     ---------
                                                           $  1,163       $   2,582     $     389
                                                           ========       =========     =========

NOTE 9--CASH FLOW

     The Company's noncash financing and investing activities in fiscal year 1992 include acquisitions of transportation and warehouse equipment by entering into capital leases. In fiscal year 1992, ownership of a distribution center previously under capital lease was transferred to the Company. Also in fiscal year 1992, a wholly-owned subsidiary of the Company acquired certain assets, in part, by assuming debt. These transactions aggregate $12,527,000. In addition, the annual patronage dividend and promissory (subordinated) note renewals relating to noncash operating and financing activities are as follows:

                                                                       FOR THE YEARS ENDED
                                                           --------------------------------------------
                                                           DECEMBER 31,      JANUARY 1,      JANUARY 2,
                                                               1994             1994            1993
                                                           ------------      ----------      ----------
                                                                         (000'S OMITTED)
Patronage dividend payable in cash......................     $ 18,383         $ 16,614        $ 18,570
Promissory (subordinated) notes.........................       23,213           20,852          22,711
Class B nonvoting common stock..........................        5,900            2,086           4,934
Instalment notes........................................        3,058            2,939           2,485
Member indebtedness.....................................        9,867           11,949          12,201
                                                             --------         --------        --------
                                                             $ 60,421         $ 54,440        $ 60,901
                                                             ========         ========        ========
Note renewals...........................................     $ 26,191         $ 27,187        $ 22,686
                                                             ========         ========        ========

     Cash paid for interest during fiscal years 1994, 1993 and 1992 totalled $30,583,000, $32,056,000 and $31,638,000, respectively. Cash paid for income taxes during fiscal years 1994, 1993 and 1992 totalled $1,709,000, $1,387,000 and $1,771,000, respectively.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE 10--RETIREMENT PLANS

     The components of net pension cost for the Company administered pension plans consisted of:

                                                                       FOR THE YEARS ENDED
                                                           --------------------------------------------
                                                           DECEMBER 31,      JANUARY 1,      JANUARY 2,
                                                               1994             1994            1993
                                                           ------------      ----------      ----------
                                                                         (000'S OMITTED)
Income:
  Actual return (loss) on plan assets...................     $ (1,543)        $  7,486        $  2,856
  Amortization of excess plan assets....................          920              920             920
                                                             --------         --------        --------
                                                                 (623)           8,406           3,776
                                                             --------         --------        --------
Expenses:
  Service cost-benefits earned during year..............        4,765            4,556           3,633
  Interest on projected benefit obligation..............        6,736            6,266           5,738
  Deferral of excess (deficiency) of actual over
     estimated return on plan assets....................       (8,815)           1,042          (3,060)
                                                             --------         --------        --------
                                                                2,686           11,864           6,311
                                                             --------         --------        --------
Net pension cost........................................     $  3,309         $  3,458        $  2,535
                                                             ========         ========        ========

     The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.5% and 4.5%, respectively, in fiscal year 1994; 7.5% and 4.5%, respectively, in fiscal year 1993; and 9.0% and 6.0%, respectively, in fiscal year 1992. These changes in actuarial assumptions did not have a material impact on net pension cost for fiscal year 1994 and the Company does not anticipate that these changes will have a material impact on net pension cost in future years. In fiscal years 1994, 1993 and 1992, the expected long-term rate of return on assets was 9.5%.

     Plan assets are composed primarily of corporate equity and debt securities. Benefits are based on years of service and the employee's compensation during the last ten years of employment, offset by a percentage of

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Social Security retirement benefits. Trusteed net assets and actuarially computed benefit obligations for the Company administered pension plans are presented below:

                                                                         DECEMBER 31,    JANUARY 1,
                                                                             1994           1994
                                                                         ------------    ----------
                                                                              (000'S OMITTED)
Assets:
  Total plan assets at fair value...................................       $ 80,046       $ 81,726
                                                                           ========       ========
Obligations:
  Accumulated benefit obligations:
     Vested.........................................................       $ 53,055       $ 55,605
     Non-vested.....................................................          7,683          8,704
  Effect of projected compensation increases........................         19,924         24,110
                                                                           --------       --------
  Total projected benefit obligations...............................         80,662         88,419
                                                                           --------       --------
Net excess assets (liabilities):
  Unrecognized:
     Unamortized excess assets at original date.....................          8,643          9,563
     Net actuarial gain (loss)......................................            565         (5,773)
     Prior service costs............................................         (5,313)        (6,170)
  Recognized accrued pension cost...................................         (4,511)        (4,313)
                                                                           --------       --------
  Total net excess assets (liabilities).............................           (616)        (6,693)
                                                                           --------       --------
Total obligations and net excess assets (liabilities)...............       $ 80,046       $ 81,726
                                                                           ========       ========

     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $757,000, $702,000 and $556,000 for fiscal years 1994, 1993 and 1992, respectively.

NOTE 11--SUBSEQUENT EVENTS

     On January 13, 1995, the Company announced the sale of certain inventory of its V&S(R) Variety division to a national wholesaler who has also agreed to supply the majority of the V&S(R) stores. Also, on January 31, 1995, the Company agreed to sell certain assets of its outdoor power equipment manufacturing division to a nationally recognized company and secured a favorable supply agreement for such equipment. These transactions should not have a material impact on the Company's results of operations or financial position.

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
  EXHIBITS                                                                           NUMBERED
  ENCLOSED                               DESCRIPTION                                   PAGE
  --------     ----------------------------------------------------------------    ------------
    21         Subsidiaries.

     EXHIBITS
   INCORPORATED
   BY REFERENCE
  --------------
   3-A             Amended and Restated Certificate of Incorporation of Cotter & Company dated
                   May 10, 1993. Incorporated by reference -- Exhibit 3-A to the Company's Form
                   10-K Annual Report for the year ended January 1, 1994.
   3-B             By-Laws of Cotter & Company as amended and restated through June 1, 1993.
                   Incorporated by reference -- Exhibit 3-B to the Company's Form 10-K Annual
                   Report for the year ended January 1, 1994.
   4-A             Article Fourth of the Certificate of Incorporation of the Company, setting forth the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions of the Class A Common Stock and
                   Class B Common Stock of the Company. Article Twelfth of the Certificate of
                   Incorporation of the Company, setting forth certain limitations on the rights of shareholders to bring an action against directors for breach of the duty of care. Incorporated by reference -- Exhibit 3-A to the Company's Form 10-K
                   Annual Report for the year ended January 1, 1994.
   4-B             Articles VI, VII, VIII, IX and XI of the By-Laws of the Company relating to:
                   certain qualifications, limitations and restrictions on the Common Stock of the Company; the Member agreement between the Company and its shareholders;
                   the payment of patronage dividends; dividends; qualifying shares; and
                   valuation of Class B Common Stock of the Company issued as part of the annual patronage dividend. Incorporated by reference -- Exhibit 3-B to the Company's
                   Form 10-K Annual Report for the year ended January 1, 1994.
   4-C             Specimen certificate of Class A Common Stock. Incorporated by reference --
                   Exhibit 4-A to Registration Statement on Form S-2 (No. 2-82836).
   4-D             Specimen certificate of Class B Common Stock. Incorporated by reference --
                   Exhibit 4-B to Registration Statement on Form S-2 (No. 2-82836).
   4-E             Promissory (Subordinated) Note form effective for the year-ending December
                   31, 1986 and thereafter. Incorporated by reference -- Exhibit 4-H to
                   Registration Statement on Form S-2 (No. 33-20960).
   4-F             Instalment Note form. Incorporated by reference -- Exhibit 4-F to
                   Registration Statement on Form S-2 (No. 2-82836).
   4-G             Copy of Note Agreement with Prudential Insurance Company of America dated
                   April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                   $50,000,000 with a maturity date of April 1, 2007. Incorporated by reference
                   -- Exhibit 4-J to Post-Effective Amendment No. 2 to Registration Statement on
                   Form S-2 (No. 33-39477).
  10-A             Form of "Retail Member Agreement with Cotter & Company" between the Company and its Members that offer primarily hardware and related items. Incorporated by reference -- Exhibit 10-C to Post-Effective Amendment No. 2 to
                   Registration Statement on Form S-2 (No. 33-39477).
  10-B             Current form of "Subscription to Shares of Cotter & Company". Incorporated by
                   reference -- Exhibit 10-H to Registration Statement on Form S-2 (No.
                   2-82836).

     EXHIBITS
   INCORPORATED
   BY REFERENCE
  --------------
  10-C             Cotter & Company Pension Plan (As Amended and Restated June 20, 1994
                   Effective As Of January 1, 1989). Incorporated by reference -- Exhibit 10-C to Post-Effective Amendment No. 4 to Registration Statement on Form S-2 (No.
                   33-39477).
  10-D             Cotter & Company Employees' Savings and Compensation Deferral Plan (As
                   Amended and Restated Effective April 1, 1994). Incorporated by reference --
                   Exhibit 10-D to Post-Effective Amendment No. 4 to Registration Statement on
                   Form S-2 (No. 33-39477).
  10-E             Supplemental Retirement Plan between Cotter & Company and selected executives of the Company dated December 30, 1988. Incorporated by reference -- Exhibit
                   10-V to Post-Effective Amendment No. 1 to Registration Statement on Form S-2
                   (No. 33-20960).
  10-F             Amendment dated November 1, 1991 to Supplemental Retirement Plan between
                   Cotter & Company and selected executives of the Company. Incorporated by reference -- Exhibit 10-Q to Post-Effective Amendment No. 1 to Registration
                   Statement on Form S-2 (No. 33-39477).
  10-G             Amendment dated December 15, 1994 to Supplemental Retirement Plan between
                   Cotter & Company and selected executives of the Company. Incorporated by reference -- 10-G to Post-Effective Amendment No. 4 to Registration Statement
                   on Form S-2 (No. 33-39477).
  10-H             Annual Incentive Compensation Program and Long-Term Incentive Compensation
                   Program between Cotter & Company and selected executives of the Company.
                   Incorporated by reference -- filed as Exhibits A and B to Exhibit 10-N to
                   Registration Statement on Form S-2 (No. 33-39477).
  10-I             Cotter & Company Long-Term Incentive Compensation Program for Executive
                   Management (Amended) dated November 7, 1994. Incorporated by reference --
                   10-I to Post-Effective Amendment No. 4 to Registration Statement on Form S-2
                   (No. 33-39477).
  10-J             Employment Agreement between Cotter & Company and Daniel A. Cotter dated
                   October 15, 1984. Incorporated by reference -- Exhibit 10-N to Post-Effective
                   Amendment No. 2 to Registration Statement on Form S-2 (No. 2-82836).
  10-K             Amendment No. 1 to Employment Agreement between Cotter & Company and Daniel
                   A. Cotter dated October 15, 1984 effective January 1, 1991. Incorporated by reference -- Exhibit 10-N to Registration Statement on Form S-2 (No.
                   33-39477).
  27               Financial Data Schedule.  Incorporated by reference -- Exhibit 27 to Post-
                   Effective Amendment No. 4 to Registration Statement on Form S-2 (No. 33-39477)




                                                                                   SEQUENTIALLY
SUPPLEMENTAL                                                                         NUMBERED
INFORMATION                                                                            PAGE
- ------------                                                                       -------------
    (a)          Notice of Annual Meeting of Stockholders on April 4, 1995.
    (b)          Proxy solicited by the Board of Directors.
    (c)          Cotter & Company 1994 Annual Report.