Form 10-Q
period 1995-04-01
COTTER & CO
filed 1995-05-15
CIK 25095

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 1, 1995   or


  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to


  Commission file number                          2-20910
                                                  -------

                                   COTTER & COMPANY
              (Exact Name of Registrant as Specified in Its Charter)


                      DELAWARE                               36-2099896
          (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

             2740 North Clybourn Avenue
                 Chicago, Illinois                            60614
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

                       APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 1995.

      Class A Common Stock, $100 Par Value.           61,030 Shares.
      Class B Common Stock, $100 Par Value.        1,129,586 Shares.

                          PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                                 COTTER & COMPANY

                       CONDENSED CONSOLIDATED BALANCE SHEET

                                  (000's Omitted)


                                             April 1,      December 31,
                                               1995            1994
                                             --------      ------------
                                           (UNAUDITED)
ASSETS

Current assets:


  Cash and cash equivalents                  $  1,298          $  1,831

  Accounts and notes receivable               350,965           294,663
  Inventories                                 407,873           384,747
  Prepaid expenses                             13,030             7,861
                                              -------           -------
  Total current assets                        773,166           689,102

Properties owned,
  less accumulated depreciation               163,494           164,261

Properties under capital leases,
  less accumulated amortization                 4,234             4,691

Other assets                                   11,123            10,731
                                             --------          --------
TOTAL ASSETS                                 $952,017          $868,785
                                             ========          ========


             See Notes to Condensed Consolidated Financial Statements.

                                       COTTER & COMPANY

                             CONDENSED CONSOLIDATED BALANCE SHEET

                                        (000's Omitted)


                                                    April 1,      December 31,
                                                      1995            1994
                                                    --------      ------------
                                                   (UNAUDITED)

LIABILITIES AND CAPITALIZATION

Current liabilities:
  Accounts payable and accrued expenses             $404,998        $379,772
  Short-term borrowings                               87,554           9,329
  Current maturities of notes,
    long-term debt and lease obligations              60,123          60,564
  Patronage dividends payable in cash
    (Estimated at April 1, 1995)                       2,570          18,383
                                                     -------         -------
  Total current liabilities                          555,245         468,048
                                                     -------         -------
Long-term debt and obligations under
  capital leases                                      74,456          75,756
                                                     -------         -------
Capitalization:
  Estimated patronage dividends to be
    distributed principally by the
    issuance of promissory (subordinated)
    notes and redeemable Class B nonvoting
    common stock                                       2,437            --
  Promissory (subordinated) and
    instalment notes                                 196,146         199,099
  Redeemable Class A common stock and
    partially paid subscriptions
    (Authorized 100,000 shares; issued
    and fully paid, 62,480 and 63,350 shares)          6,281           6,370
  Redeemable Class B nonvoting common stock
    and paid-in capital (Authorized 2,000,000
    shares; issued and fully paid, 1,138,584
    and 1,047,756 shares; issuable as partial
    payment of patronage dividends, 104,275
    shares as of December 31, 1994)                  115,264         116,663
  Retained earnings                                    3,137           3,764
                                                     -------         -------
                                                     323,265         325,896
  Foreign currency translation adjustment               (949)           (915)
                                                     -------         -------
  Total capitalization                               322,316         324,981
                                                     -------         -------
TOTAL LIABILITIES AND CAPITALIZATION                $952,017        $868,785
                                                    ========        ========

                   See Notes to Condensed Consolidated Financial Statements.

                                 COTTER & COMPANY

                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                           FOR THE THIRTEEN WEEKS ENDED

                                  (000's Omitted)

                                    (UNAUDITED)






                                                       April 1,         April 2,
                                                         1995             1994
                                                       --------         --------
Revenues                                               $625,939         $607,300
                                                       --------         --------
Cost and expenses:

  Cost of revenues                                      573,265          554,564
  Warehouse, general and
    administrative                                       37,098           36,152
  Interest paid to Members                                5,217            5,759
  Other interest expense                                  2,514            1,796
  Other expense(income), net                               (221)              88
  Income tax expense                                        115              105
                                                        -------          -------
                                                        617,988          598,464
                                                        -------          -------

Net margins                                            $  7,951         $  8,836
                                                       ========         ========



             See Notes to Condensed Consolidated Financial Statements.

                                       COTTER & COMPANY

                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 FOR THE THIRTEEN WEEKS ENDED

                                        (000's Omitted)

                                          (UNAUDITED)

                                                     April 1,         April 2,
                                                       1995             1994
                                                     --------         -------
Operating activities:
  Net margins                                         $ 7,951          $ 8,836
  Adjustments to reconcile net margins to
    cash and cash equivalents from
    operating activities:
    Statement of operations components not
      affecting cash and cash equivalents               6,140            6,790
    Net change in working capital components          (66,806)         (25,161)
                                                      -------          -------
  Net cash and cash equivalents used for
    operating activities                              (52,715)          (9,535)
                                                      -------          -------
Investing activities:
  Additions to properties owned                        (3,986)          (3,328)
  Changes in other assets                                (392)            (100)
                                                      -------          -------
  Net cash and cash equivalents used for
    investing activities                               (4,378)          (3,428)
                                                      -------          -------
Financing activities:
  Proceeds from short-term borrowings                  78,225           31,600
  Payment of annual patronage dividend                (18,383)         (16,614)
  Payment of notes, lease obligations,
    and Class A common stock                           (3,282)          (2,968)
                                                      -------          -------
  Net cash and cash equivalents provided by
    financing activities                               56,560           12,018
                                                      -------          -------
Net decrease in cash and cash equivalents                (533)            (945)

Cash and cash equivalents at
  beginning of the year                                 1,831            1,314
                                                      -------          -------
Cash and cash equivalents at
  end of the period                                   $ 1,298          $   369
                                                      =======          =======


                   See Notes to Condensed Consolidated Financial Statements.

                                 COTTER & COMPANY

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    (UNAUDITED)

NOTE 1 - GENERAL

   The condensed consolidated balance sheet, statement of operations, and statement of cash flows at and for the period ended April 1, 1995 and the condensed consolidated statement of operations and statement of cash flows for the period ended April 2, 1994 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994 included in the Company's Post-Effective Amendment No.4 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1994 Annual Report on Form 10-K.


NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

   Patronage dividends are declared and paid by the Company after the close of each fiscal year. It is estimated that, based on past experience, the 1995 annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the thirteen weeks ended April 1, 1995 is $8,578,000 compared to $8,680,000 for the corresponding period in 1994.


NOTE 3 - INVENTORIES

     Inventories consisted of:                        April 1,      December 31,
                                                        1995            1994
                                                      --------      ------------
                                                     (UNAUDITED)
                                                          (000's Omitted)
     Manufacturing inventories:
       Raw materials                                  $ 14,154         $ 12,986
       Work-in-process and finished goods               51,604           60,094
                                                      --------         --------
                                                        65,758           73,080
     Merchandise inventories                           342,115          311,667
                                                      --------         --------
                                                      $407,873         $384,747
                                                      ========         ========

NOTE 4 - DISPOSITION OF ASSETS

     On January 13, 1995, the Company announced the sale of certain inventory of its V&S Variety division to a national wholesaler who has also agreed to supply the majority of the V&S stores. Also, on January 31, 1995, the Company agreed to sell certain assets of its outdoor power equipment manufacturing division to a nationally recognized company and secured a favorable supply agreement for such equipment. These transactions will not have a material impact on the Company's results of operations or financial position.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED APRIL 1, 1995 COMPARED TO THIRTEEN WEEKS ENDED
APRIL 2, 1994

RESULTS OF OPERATIONS:

   Revenues increased by $18,639,000 or 3.1% compared to the same period last year. The improvement resulted from increased merchandise shipments to existing True Value Members from the Company's regional distribution network and paint manufacturing facilities.

   Gross margins remained comparable with the same period last year. Gross margins as a percentage of revenues declined from 8.7% to 8.4% for the same period last year, due to a change in the Company's sales mix, pricing strategy, and more promotionally-oriented merchandising programs.

   Warehouse, general and administrative expenses increased by $946,000 but as a percent of revenues, decreased from 6.0% to 5.9% for the same period last year. The decrease resulted from the Company's continuing efforts to reduce operating costs.

   Interest paid to Members decreased by $542,000 or 9.4% primarily due to a lower principal balance and a lower average interest rate.

   Net margins were $7,951,000 compared to $8,836,000 for the same period last year.

THIRTEEN WEEKS ENDED APRIL 1, 1995 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 1994

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

   During the first quarter of 1995, inventories increased by $23,126,000 to support anticipated future orders of seasonal merchandise. Accounts and notes receivable increased by $56,302,000 attributable to increased revenues and the result of seasonal payment terms for merchandise extended to the Company's Members. Short-term borrowings increased by $78,225,000 and accounts payable and accrued expenses increased by $25,226,000 in support of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members.

   At April 1, 1995, net working capital decreased to $217,921,000 from $221,054,000 at December 31, 1994. The current ratio decreased to 1.39 at April 1, 1995 compared to 1.47 at December 31, 1994.

   Short-term lines of credit under informal agreements with lending banks, cancelable by either party under specific circumstances, amounted to $112,865,000. Borrowing under these agreements was $87,554,000 at April 1, 1995.

   The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

   Total capital expenditures, including those made under capital leases, were $3,986,000 for the thirteen weeks ended April 1, 1995 compared to $3,328,000 during the comparable period in 1994. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1995 capital expenditures is anticipated to come from operations and external sources, if necessary.

   The effects of all recent tax legislation have been reflected in the condensed consolidated financial statements included elsewhere herein. Additionally, the Company has reviewed the impact of all new accounting standards issued as of April 1, 1995 that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.


                            PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a)   The annual meeting of stockholders was held on April 4, 1995.

   (b) The annual meeting involved the election of five Directors for a term of three years and the election of one new Director for a one-year term.

         The following Directors were reelected for a term of three years:

                   William M. Halterman                 George V. Sheffer
                   Kenneth W. Noble*                    John M. West, Jr.
                   Richard L. Schaefer

         *(Kenneth W. Noble was elected as a Director for a three-year term to replace Jeremiah J. O'Connor who had completed his term of office as prescribed by the Company's By-Laws. Mr. Noble operates True Value hardware stores in New York.)

         The number of affirmative votes cast were 3,026, the number of negative votes cast were 167, and the number of abstentions were 106.

         Dennis A. Swanson was elected as a Director for a one-year term to replace Michael P. Cole who retired as Director of the Company. Mr. Swanson operates True Value hardware stores in Colorado and Illinois.

         The number of affirmative votes cast were 2,979, the number of negative votes cast were 153, and the number of abstentions were 167.

         In addition to the foregoing, the following persons were, on April 4, 1995, Directors of the Company whose terms of office continued after the annual meeting:

                   William M. Claypool, III             Robert J. Ladner
                   Samuel D. Costa, Jr.                 Lewis W. Moore
                   Daniel A. Cotter                     Robert G. Waters
                   Leonard C. Farr                      Donald E. Yeager
                   Jerrald T. Kabelin

   (c) The annual meeting involved the appointment of Ernst & Young LLP, independent public accountants, as auditor of the Company for fiscal year 1995. The number of affirmative votes cast were 3,048, the number of negative votes cast were 80, and the number of abstentions were 171.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4G, inclusive, in the Company's Post-Effective Amendment No.4 to form S-2 Registration Statement (No. 33-39477) filed with the Securities and Exchange Commission on March 18, 1995.

         (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed during the period for which this report is filed.

                                     SIGNATURE






   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COTTER & COMPANY



Date:      May 15, 1995                By /s/ KERRY J. KIRBY
                                       ------------------------------------
                                              Kerry J. Kirby
                                              Vice President, Treasurer
                                                and Chief Financial Officer



       (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)
