Form 10-Q
period 1995-07-01
COTTER & CO
filed 1995-08-14
CIK 25095

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended July 1, 1995   or


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


                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1995.

     Class A Common Stock, $100 Par Value.         56,440 Shares.
     Class B Common Stock, $100 Par Value.      1,093,096 Shares.

                        PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                               COTTER & COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)


                                                     July 1,      December 31,
                                                      1995            1994
                                                    --------      ------------
                                                   (UNAUDITED)
ASSETS

Current assets:

 Cash and cash equivalents                          $  1,634         $  1,831

 Accounts and notes receivable                       312,998          294,663
 Inventories                                         345,759          384,747
 Prepaid expenses                                     15,737            7,861
                                                    --------         --------
 Total current assets                                676,128          689,102

Properties owned,
 less accumulated depreciation                       165,302          164,261

Properties under capital leases,
 less accumulated amortization                         4,043            4,691

Other assets                                          11,077           10,731
                                                    --------         --------
TOTAL ASSETS                                        $856,550         $868,785
                                                    ========         ========


           See Notes to Condensed Consolidated Financial Statements.

                                     COTTER & COMPANY

                           CONDENSED CONSOLIDATED BALANCE SHEET

                                      (000's Omitted)

                                                       July 1,     December 31,
                                                        1995           1994
                                                      --------     ------------
                                                       (UNAUDITED)


LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable and accrued expenses                $318,319       $379,772
 Short-term borrowings                                  69,548          9,329
 Current maturities of notes,
    long-term debt and lease obligations                60,533         60,564
 Patronage dividends payable in cash
    (Estimated at July 1, 1995)                          6,430         18,383
                                                      --------       --------
 Total current liabilities                             454,830        468,048
                                                      --------       --------
Long-term debt and obligations under
 capital leases                                         73,783         75,756
                                                      --------       --------
Capitalization:
 Estimated patronage dividends to be distributed
    principally by the issuance of promissory
    (subordinated) notes and redeemable Class B
    nonvoting common stock                              11,869           --
 Promissory (subordinated) and instalment notes        195,181        199,099
 Redeemable Class A common stock and partially
    paid subscriptions (Authorized 100,000 shares;
    issued and fully paid, 58,270 and 63,350 shares)     5,871          6,370
 Redeemable Class B nonvoting common stock and
    paid-in capital (Authorized 2,000,000 shares;
    issued and fully paid, 1,110,042 and 1,047,756
    shares; issuable as partial payment of patronage
    dividends, 104,275 shares as of December 31, 1994) 112,395        116,663
 Retained earnings                                       3,474          3,764
                                                      --------       --------
                                                       328,790        325,896
 Foreign currency translation adjustment                  (853)          (915)
                                                      --------       --------
 Total capitalization                                  327,937        324,981
                                                      --------       --------
TOTAL LIABILITIES AND CAPITALIZATION                  $856,550       $868,785
                                                      ========       ========


                 See Notes to Condensed Consolidated Financial Statements.

                                     COTTER & COMPANY

                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                      (000's Omitted)

                                        (UNAUDITED)





                              FOR THE THIRTEEN           FOR THE TWENTY-SIX
                                 WEEKS ENDED               WEEKS ENDED
                            --------------------     -----------------------
                             July 1,     July 2,       July 1,       July 2,
                              1995        1994          1995          1994
                            --------    --------     ----------    ----------
Revenues                    $619,916    $670,617     $1,245,855    $1,277,917
                            --------    --------     ----------    ----------
Cost and expenses:

   Cost of revenues          568,988     608,607      1,142,253     1,163,171
   Warehouse, general and
     administrative           29,906      35,269         67,004        71,421
   Interest paid to members    5,212       5,725         10,429        11,484
   Other interest expense      2,765       1,849          5,279         3,645
   Other income, net            (263)       (761)          (484)         (673)
   Income tax expense            115         135            230           240
                            --------    --------     ----------    ----------
                             606,723     650,824      1,224,711     1,249,288
                            --------    --------     ----------    ----------

Net margins                 $ 13,193    $ 19,793     $   21,144    $   28,629
                            ========    ========       ==========    ==========


                 See Notes to Condensed Consolidated Financial Statements.

                                     COTTER & COMPANY

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                              FOR THE TWENTY-SIX WEEKS ENDED

                                      (000's Omitted)

                                        (UNAUDITED)

                                                        July 1,      July 2,
                                                         1995         1994
                                                        -------      -------
Operating activities:
 Net margins                                            $21,144      $28,629
 Adjustments to reconcile net margins to cash and
   cash equivalents from operating activities:
   Statement of operations components not affecting
     cash and cash equivalents                           12,652       13,887
   Net change in working capital components             (59,495)     (30,288)
                                                        -------      -------
 Net cash and cash equivalents provided by (used for)
   operating activities                                 (25,699)      12,228
                                                        -------      -------
Investing activities:
 Additions to properties owned                          (10,921)     (11,203)
 Proceeds from sale of properties owned                    --            216
 Changes in other assets                                   (346)        (417)
                                                        -------      -------
 Net cash and cash equivalents used for
   investing activities                                 (11,267)     (11,404)
                                                        -------      -------
Financing activities:
 Proceeds from short-term borrowings                     60,219       20,230
 Payment of annual patronage dividend                   (18,383)     (16,614)
 Payment of notes, lease obligations, and
   Class A common stock                                  (5,067)      (4,295)
                                                        -------      -------
 Net cash and cash equivalents provided by (used for)
   financing activities                                  36,769         (679)
                                                        -------      -------

Net increase (decrease) in cash and cash equivalents       (197)         145

Cash and cash equivalents at beginning of the year        1,831        1,314
                                                        -------      -------
Cash and cash equivalents at end of the period          $ 1,634      $ 1,459
                                                        =======      =======


                 See Notes to Condensed Consolidated Financial Statements.

                               COTTER & COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 1 - GENERAL

  The condensed consolidated balance sheet, statement of operations, and statement of cash flows at and for the period ended July 1, 1995 and the condensed consolidated statement of operations and statement of cash flows for the period ended July 2, 1994 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994 included in the Company's 1994 Annual Report on Form 10-K.

NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

  Patronage dividends are declared and paid by the Company after the close of each fiscal year. It is estimated that, based on past experience, the 1995 annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the twenty-six weeks ended July 1, 1995 is $21,434,000 compared to $28,503,000 for the corresponding period in 1994.


NOTE 3 - INVENTORIES

    Inventories consisted of:                        July 1,      December 31,
                                                      1995            1994
                                                     -------      ------------
                                                   (UNAUDITED)
                                                        (000's Omitted)
    Manufacturing inventories:
      Raw materials                                 $  7,444        $ 12,986
      Work-in-process and finished goods              40,439          60,094
                                                    --------        --------
                                                      47,883          73,080
    Merchandise inventories                          297,876         311,667
                                                    --------        --------
                                                    $345,759        $384,747
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED JULY 1, 1995 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 2, 1994

RESULTS OF OPERATIONS:

  Revenues decreased by $32,062,000 or 2.5% compared to the same period last year. The decrease was attributable to the phase out of the V&S Variety division, lower pricing of lumber related products and unusual weather conditions.

  Gross margins decreased by $11,144,000 or 9.7%. Gross margins as a percentage of revenues declined to 8.3% from 9.0% for the same period last year. Warehouse, general and administrative expenses decreased by $4,417,000 or 6.2% and as a percentage of revenues, decreased to 5.4% from 5.6% for the same period last year. Both decreases were primarily due to the phase out of the V&S Variety division and the outdoor power equipment division during the second quarter of the year. The majority of the impact to the gross margin from this phase out was completed by the second quarter, but the benefits to warehouse, general and administrative expenses will continue for the remainder of the year.

  Interest paid to Members decreased by $1,055,000 or 9.2% primarily due to a lower principal balance and lower average interest rates.

  Other interest expense increased by $1,634,000 or 44.8% compared to the same period last year primarily due to higher short-term borrowings and a higher average interest rate.

  Net margins were $21,144,000 compared to $28,629,000 for the same period last year.


TWENTY-SIX WEEKS ENDED JULY 1, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31,
1994

LIQUIDITY AND CAPITAL RESOURCES:

  Cash and cash equivalents were comparable at July 1, 1995 and December 31, 1994.

  Cash flows for the twenty-six weeks ended July 1, 1995 of $25,699,000 were used for operating activities. Accounts and notes receivable increased by $18,335,000 due to seasonal payment terms for merchandise extended to the Company's Members. Accounts payable and accrued expenses decreased by $61,453,000 primarily due to the decrease in inventory of $38,988,000. The decrease in inventory is due to the phase out of the V&S Variety division and the outdoor power equipment division.

  Cash flows for the twenty-six weeks ended July 1, 1995 of $11,267,000 were used for investing activities. Total capital expenditures, including those made under capital leases, were $10,921,000 for the twenty-six weeks ended July 1, 1995 compared to $11,203,000 during the comparable period in 1994. These capital expenditures were related to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1995 capital expenditures is anticipated to come from operations and external sources, if necessary.

  Cash flows for the twenty-six weeks ended July 1, 1995 of $36,769,000 were provided by financing activities. Short-term lines of credit under informal agreements with lending banks, cancelable by either party under specific circumstances, totaled $113,117,000 at July 1, 1995. Borrowings under these agreements were $69,548,000 at July 1, 1995.

  The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

  At July 1, 1995, net working capital increased slightly to $221,298,000 from $221,054,000 at December 31, 1994. The current ratio is 1.49 compared to 1.47 at December 31, 1994.

  The effects of all recent tax legislation have been reflected in the condensed consolidated financial statements included elsewhere herein. Additionally, the Company has reviewed the impact of all new accounting standards issued as of July 1, 1995 that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.


THIRTEEN WEEKS ENDED JULY 1, 1995 COMPARED TO THIRTEEN WEEKS ENDED JULY 2, 1994

RESULTS OF OPERATIONS:

  Revenues decreased by $50,701,000 or 7.6% compared to the same period last year. The decrease was attributable to the phase out of the V&S Variety division, lower pricing of lumber related products and unusual weather conditions.

  Gross margins decreased by $11,082,000 or 17.9% compared to the same period last year. Gross margins as a percentage of revenues declined to 8.2% from 9.2% for the same period last year. Warehouse, general and administrative expenses decreased by $5,363,000 or 15.2% and as a percent of revenues, decreased to 4.8% from 5.3% for the same period last year. Both decreases were primarily due to the phase out of the V&S Variety division and the outdoor power equipment division.

  Interest paid to Members decreased by $513,000 or 9.0% primarily due to a lower principal balance and a lower average interest rate.

  Other interest expense increased by $916,000 or 49.5% compared to the same period last year primarily due to higher short-term borrowings and a higher average interest rate.

  Net margins were $13,193,000 compared to $19,793,000 for the same period last year.

                          PART II - OTHER INFORMATION


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


<PAGE 10>


                                   SIGNATURE






  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    COTTER & COMPANY



Date:     August 14, 1995           By      /S/ KERRY J. KIRBY
                                            Kerry J. Kirby
                                            Vice President, Treasurer
                                              and Chief Financial Officer



      (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)
