Form 10-Q
period 1995-09-30
COTTER & CO
filed 1995-11-13
CIK 25095

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1995   or

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                   to


 Commission file number                          2-20910


                                  COTTER & COMPANY
            (Exact name of registrant as specified in its charter)

                     DELAWARE                             36-2099896
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

             2740 North Clybourn Avenue
                Chicago, Illinois                              60614
  (Present address of principal executive offices)           (Zip Code)

             8600 West Bryn Mawr Avenue
                Chicago, Illinois                              60631
       (Address of principal executive offices               (Zip Code)
              after December 17, 1995)

                                (312) 975-2700
         (Registrant's present telephone number, including area code)

                                (312) 695-5000
 (Registrant's telephone number after December 15, 1995, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1995.

     Class A Common Stock, $100 Par Value.         53,730 Shares.
     Class B Common Stock, $100 Par Value.      1,064,963 Shares.

                        PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                               COTTER & COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                (000's Omitted)


                                                  September 30,   December 31,
                                                      1995            1994
                                                  ------------    -----------
                                                   (UNAUDITED)
ASSETS

Current assets:

 Cash and cash equivalents                          $  1,558         $  1,831

 Accounts and notes receivable                       319,654          294,663
 Inventories                                         325,666          384,747
 Prepaid expenses                                     13,781            7,861
                                                     -------          -------
 Total current assets                                660,659          689,102

Properties owned,
 less accumulated depreciation                       161,747          164,261

Properties under capital leases,
 less accumulated amortization                         5,843            4,691

Other assets                                          11,773           10,731
                                                    --------         --------
TOTAL ASSETS                                        $840,022         $868,785
                                                    ========         ========



           See Notes to Condensed Consolidated Financial Statements.

                                     COTTER & COMPANY

                           CONDENSED CONSOLIDATED BALANCE SHEET

                                      (000's Omitted)


                                                   September 30,  December 31,
                                                       1995           1994
                                                   -------------   -----------
                                                    (UNAUDITED)


LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable and accrued expenses               $358,569       $379,772
 Short-term borrowings                                  8,042          9,329
 Current maturities of notes,
    long-term debt and lease obligations               59,738         60,564
 Patronage dividends payable in cash
    (Estimated at September 30, 1995)                  10,503         18,383
                                                     --------       --------
 Total current liabilities                            436,852        468,048
                                                     --------       --------
Long-term debt and obligations under
 capital leases                                        74,904         75,756
                                                     --------       --------
Capitalization:
 Estimated patronage dividends to be distributed
    principally by the issuance of promissory
    (subordinated) notes and redeemable Class B
    nonvoting common stock                             20,541           --
 Promissory (subordinated) and instalment notes       191,340        199,099
 Redeemable Class A common stock and partially
    paid subscriptions (Authorized 100,000 shares;
    issued and fully paid, 54,550 and 63,350 shares)    5,482          6,370
 Redeemable Class B nonvoting common stock and
    paid-in capital (Authorized 2,000,000 shares;
    issued and fully paid, 1,071,574 and 1,047,756
    shares; issuable as partial payment of patronage
    dividends, 104,275 shares as of
    December 31, 1994)                                108,292        116,663
 Retained earnings                                      3,346          3,764
                                                     --------       --------
                                                      329,001        325,896
 Foreign currency translation adjustment                 (735)          (915)
                                                     --------       --------
 Total capitalization                                 328,266        324,981
                                                     --------       --------
TOTAL LIABILITIES AND CAPITALIZATION                 $840,022       $868,785
                                                     ========       ========


                 See Notes to Condensed Consolidated Financial Statements.

                                     COTTER & COMPANY

                      CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                      (000's Omitted)

                                        (UNAUDITED)

                           FOR THE THIRTEEN             FOR THE THIRTY-NINE
                              WEEKS ENDED                   WEEKS ENDED
                         ------------------------    ------------------------
                         September 30,  October 1,   September 30,  October 1,
                             1995          1994          1995           1994
                         ------------   ---------    ------------   ---------
Revenues                     $594,808    $653,827     $1,840,663   $1,931,744
                             --------    --------     ----------   ----------
Cost and expenses:

  Cost of revenues            544,407     596,469      1,686,660    1,759,640
  Warehouse, general and
    administrative             29,676      33,491         96,680      104,912
  Interest paid to members      5,047       5,696         15,476       17,180
  Other interest expense        2,083       2,070          7,362        5,715
  Other expense (income), net      18         461           (466)        (212)
  Income tax expense              130         188            360          428
                             --------    --------     ----------   ----------
                              581,361     638,375      1,806,072    1,887,663
                             --------    --------     ----------   ----------

Net margins                  $ 13,447    $ 15,452     $   34,591   $   44,081
                             ========    ========     ==========   ==========


                 See Notes to Condensed Consolidated Financial Statements.

                                     COTTER & COMPANY

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                              FOR THE THIRTY-NINE WEEKS ENDED

                                      (000's Omitted)

                                        (UNAUDITED)

                                                   September 30,    October 1,
                                                        1995           1994
                                                   ------------     ---------
Operating activities:
 Net margins                                          $34,591         $44,081
 Adjustments to reconcile net margins to cash and
   cash equivalents from operating activities:
   Statement of operations components not affecting
     cash and cash equivalents                         18,475          19,127
   Net change in working capital components           ( 9,856)        (35,256)
                                                      -------         -------
 Net cash and cash equivalents provided by
   operating activities                                43,210          27,952
                                                      -------         -------
Investing activities:
 Additions to properties owned                        (15,998)        (16,796)
 Proceeds from sale of properties owned                 4,160             313
 Changes in other assets                               (1,042)            139
                                                      -------         -------
 Net cash and cash equivalents used for
   investing activities                               (12,880)       (16,344)
                                                      -------        -------
Financing activities:
 Proceeds (payments) of short-term borrowings          (1,287)         12,545
 Payment of annual patronage dividend                 (18,383)        (16,614)
 Payment of notes, long-term debts, lease
   obligations, and Class A common stock              (10,933)         (6,936)
                                                      -------         -------
 Net cash and cash equivalents used for
   financing activities                               (30,603)        (11,005)
                                                      -------         -------

Net increase (decrease) in cash and cash equivalents     (273)            603

Cash and cash equivalents at beginning of the year      1,831           1,314
                                                      -------         -------
Cash and cash equivalents at end of the period        $ 1,558         $ 1,917
                                                      =======         =======


                 See Notes to Condensed Consolidated Financial Statements.

                               COTTER & COMPANY

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 1 - GENERAL

  The condensed consolidated balance sheet, statement of operations, and statement of cash flows at and for the period ended September 30, 1995 and the condensed consolidated statement of operations and statement of cash flows for the period ended October 1, 1994 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1994 included in the Company's 1994 Annual Report on Form 10-K.


NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

  Patronage dividends are declared and paid by the Company after the close of each fiscal year. It is estimated that, based on past experience, the 1995 annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the thirty-nine weeks ended September 30, 1995 is $35,009,000 compared to $44,244,000 for the corresponding period in 1994.


NOTE 3 - INVENTORIES

    Inventories consisted of:                     September 30,   December 31,
                                                      1995            1994
                                                  ------------    -----------
                                                   (UNAUDITED)
                                                        (000's Omitted)
    Manufacturing inventories:
      Raw materials                                 $  1,981        $ 12,986
      Work-in-process and finished goods              18,489          60,094
                                                    --------        --------
                                                      20,470          73,080
    Merchandise inventories                          305,196         311,667
                                                    --------        --------
                                                    $325,666        $384,747
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 1, 1994

RESULTS OF OPERATIONS:

  Revenues decreased by $91,081,000 or 4.7% compared to the same period last year. The decrease was attributable to the phase out of the V&S Variety division and the outdoor power equipment manufacturing division and lower pricing of lumber related products.

  Gross margins decreased by $18,101,000 or 10.5%. Gross margins as a percentage of revenues declined to 8.4% from 8.9% for the same period last year. Warehouse, general and administrative expenses decreased by $8,232,000 or 7.8% and as a percentage of revenues, decreased to 5.3% from 5.4% for the same period last year. Both decreases were primarily due to the phase out of the V&S Variety division and the outdoor power equipment manufacturing division during the second quarter of the year. The majority of the impact to the gross margin from this phase out was completed by the second quarter, but the benefits to warehouse, general and administrative expenses will continue for the remainder of the year.

  Interest paid to Members decreased by $1,704,000 or 9.9% primarily due to a lower principal balance and lower average interest rates.

  Other interest expense increased by $1,647,000 or 28.8% compared to the same period last year primarily due to higher borrowings and a higher average interest rate.

  Net margins were $34,591,000 compared to $44,081,000 for the same period last year.


THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1994

LIQUIDITY AND CAPITAL RESOURCES:

  Cash and cash equivalents were comparable at September 30, 1995 and December 31, 1994.

  Cash flows for the thirty-nine weeks ended September 30, 1995 of $43,210,000 were provided by operating activities. Accounts and notes receivable increased by $24,991,000 due to seasonal payment terms for merchandise extended to the Company's Members. Accounts payable and accrued expenses decreased by $21,203,000 primarily due to the decrease in inventory of $59,081,000 offset by favorable seasonal terms obtained from vendors which were passed on to the Company's Members. The decrease in inventory is due to the phase out of the V&S Variety division and the outdoor power equipment manufacturing division.

  Cash flows for the thirty-nine weeks ended September 30, 1995 of $12,880,000 were used for investing activities. Total capital expenditures, including those made under capital leases of $2,470,000, were $18,468,000 for the thirty-nine weeks ended September 30, 1995 compared to $16,796,000 during the comparable period in 1994. These capital expenditures were related to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1995 capital expenditures is anticipated to come from operations and external sources, if necessary.

  Cash flows for the thirty-nine weeks ended September 30, 1995 of $30,603,000 were used for financing activities. Short-term lines of credit under informal agreements with lending banks, cancelable by either party under specific circumstances, totaled $63,000,000 at September 30, 1995. Borrowings under these agreements were $8,042,000 at September 30, 1995.

  The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

  At September 30, 1995, net working capital increased to $223,807,000 from $221,054,000 at December 31, 1994. The current ratio is 1.51 compared to 1.47 at December 31, 1994.

  The Company has reviewed the impact of all new accounting standards issued as of September 30, 1995 that will be adopted at a future date, and has determined that these will not have a material impact on the Company's operating results and financial position.


THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 1, 1994

RESULTS OF OPERATIONS:

  Revenues decreased by $59,019,000 or 9.0% compared to the same period last year. The decrease was attributable to the phase out of the V&S Variety division and the outdoor power equipment manufacturing division, and lower pricing of lumber related products.

  Gross margins decreased by $6,957,000 or 12.1% compared to the same period last year. Gross margins as a percentage of revenues declined to 8.5% from 8.8% for the same period last year. Warehouse, general and administrative expenses decreased by $3,815,000 or 11.4% and as a percent of revenues, decreased to 5.0% from 5.1% for the same period last year. Both decreases were primarily due to the phase out of the V&S Variety division and the outdoor power equipment manufacturing division.

  Interest paid to Members decreased by $649,000 or 11.4% primarily due to a lower principal balance and a lower average interest rate.

  Other interest expense remained comparable to the same period last year.

  Net margins were $13,447,000 compared to $15,452,000 for the same period last year.

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




                                    COTTER & COMPANY



Date:     November 13, 1995         By      /s/ KERRY J. KIRBY
                                            Kerry J. Kirby
                                            Vice President, Treasurer
                                              and Chief Financial Officer



      (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)