Form 10-K405
period 1995-12-30
COTTER & CO
filed 1996-03-21
CIK 25095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     (MARK ONE)
       /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995 OR

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM             TO
                            ------------------------
COMMISSION FILE NUMBER 2-20910

                                COTTER & COMPANY

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                         36-2099896
       (State or other jurisdiction of                          (I.R.S. Employer
       incorporation or organization)                          Identification No.)

            8600 WEST BRYN MAWR AVENUE, CHICAGO, ILLINOIS                   60631-3505
              (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:        (312) 695-5000

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                                      OUTSTANDING
                                                                      AT
                                                                      FEBRUARY
                                               CLASS                  24, 1996
               ----------------------------------------------------   ---------
               CLASS A COMMON STOCK, $100 PAR VALUE................      52,220
               CLASS B COMMON STOCK, $100 PAR VALUE................   1,111,143

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     Cotter & Company (the "Company") was organized as a Delaware corporation in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. The Company's principal executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois, 60631-3505. Its telephone number is (312) 695-5000.

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

     The Company serves approximately 5,600 True Value(R) Hardware Stores throughout the United States. Primary concentrations of Members exist in California (approximately 8%), Illinois and New York (approximately 6% each), Pennsylvania and Texas (approximately 5% each) and Michigan, Ohio and Wisconsin (approximately 4% each).

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                               FOR THE FISCAL YEARS
                                                            --------------------------
                                                             1995      1994      1993
                                                            ------    ------    ------
          Hardware Goods.................................    22.3%     20.1%     20.0%
          Electrical and Plumbing........................    17.7%     15.8%     16.3%
          Painting and Cleaning..........................    13.3%     14.4%     14.9%
          Farm and Garden................................    13.3%     12.5%     12.3%
          Lumber and Building Materials..................    12.7%     12.9%     12.3%
          Appliances and Housewares......................    11.7%     10.4%     10.3%
          Sporting Goods and Toys........................     9.0%     13.9%     13.9%

     The Company serves its Members by purchasing products in quantity lots and selling them to Members in smaller lots, passing along any savings to Members in the form of lower prices and/or patronage dividends.
The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and the availability of new merchandise. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 48% of total sales); (2) direct shipment sales (approximately 42% of total sales); and (3) relay sales (approximately 10% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is not normally held in inventory and is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint and paint applicators. The principal raw materials used by the Company are chemicals. All raw materials are purchased from outside sources. The Company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials which will materially impact operations are currently anticipated.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 1996, these markets will be held in St. Louis, Missouri. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season is displayed to attending Members.

     As of February 24, 1996 and February 25, 1995, the Company had a backlog of firm orders (including relay orders) of approximately $23,000,000 and $21,000,000 respectively. It is anticipated that the entire backlog existing at February 24, 1996 will be filled by April 30, 1996. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are Member orders for new or seasonal merchandise given at the Company's two markets, for delivery during the several months subsequent to the markets. Thus, the Company will have a relatively high backlog at the end of each market which will diminish in subsequent months until the next market.

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses served by the Company continue to face intense competition from chain stores, discount stores, home centers, and warehouse operations. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of retail space, have cut into operating margins and brought pressures for lower merchandise costs, to which the Company has been responsive through a retail oriented competitive pricing strategy on high turnover, price sensitive items (Pinpoint Pricing program). The trueAdvantage program was introduced in 1995 to promote higher retail standards in order to build consumer goodwill and create a positive image for all True Value stores.

     The Company competes with other Member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise selection and quality. Increased operating expenses and decreased margins have resulted in several non-member-owned wholesalers withdrawing from business.

     The Company, through a Canadian subsidiary, owns a majority equity interest in Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves approximately 430 True Value(R) and V&S(R) Stores, all located in Canada. The cooperative has approximately 340 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1995.

     The Company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the Company's Members. In the aggregate, these subsidiaries are not significant to the Company's results of operations.

     The Company employs approximately 3,500 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the Company's operations, employee relations are governed by the practices prevailing in the particular area and are generally dealt with locally. Approximately 34% of the Company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three or four years. In general, the Company considers its relationship with its employees to be good.

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

     In determining the form of the annual patronage dividend, a Member's required investment in Class B common stock of the Company had been limited by the Board of Directors to an amount in the aggregate not exceeding an amount (computed on the basis of par value thereof and to the nearest multiple of $100) equal to (i) two percent (2%) of a Member's net purchases of direct shipment sales from the Company and purchases of direct shipment sales of 'Competitive Edge Program Lumber' materials computed separately at one percent (1%), (ii) four percent (4%) of a Member's net purchases of relay sales from the Company and (iii) eight percent (8%) of a Member's net warehouse purchases from the Company in the year of the highest total net purchases of the three preceding years. In 1995, the Board of Directors adopted a plan to continue to adequately capitalize the Company, as a result, effective with the 1996 patronage dividend, these percentages may be changed. In that each Member has equal voting power (voting rights being limited to Class A common stock), acquisition of Class B common stock as patronage dividends generally results in the larger-volume Members having greater common stock equity in the Company but a lesser proportionate voting power per dollar of common stock owned than smaller-volume Members.

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

ITEM 2. PROPERTIES.

     The Company's national headquarters is located in Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                     SQUARE FEET
                                                         OF                              LEASE
                                                    WAREHOUSE AND                      EXPIRATION
                     LOCATION                        OFFICE AREA      INTEREST            DATE
  ----------------------------------------------    -------------     --------     ------------------
  Chicago, Illinois.............................       980,000           Owned
  Chicago, Illinois.............................       175,000          Leased     December 31, 2010
  Chicago, Illinois.............................        83,000          Leased     October 31, 2000
  Corsicana, Texas..............................       450,000           Owned
  Denver, Colorado..............................       360,000          Leased     June 30, 2004
  Fogelsville (Allentown), Pennsylvania.........       600,000           Owned
  Harvard, Illinois.............................       750,000           Owned
  Harvard, Illinois.............................       720,000           Owned
  Henderson, North Carolina.....................       300,000           Owned
  Indianapolis, Indiana.........................       420,000           Owned
  Jonesboro (Atlanta), Georgia..................       360,000           Owned
  Kansas City, Missouri.........................       415,000           Owned
  Kingman, Arizona..............................       375,000           Owned
  Manchester, New Hampshire.....................       525,000           Owned
  Mankato, Minnesota............................       320,000           Owned
  Ocala, Florida................................       375,000           Owned
  Peachtree City, Georgia.......................        60,500          Leased     November 24, 2005
  Portland, Oregon..............................       405,000           Owned
  Westlake (Cleveland), Ohio....................       405,000           Owned
  Winnipeg, Manitoba............................       432,000           Owned
  Woodland, California..........................       350,000           Owned

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

     In August 1995, the Company closed the 720,000 square foot Harvard, Illinois facility formerly used to manufacture outdoor power equipment.

     In 1996, the Company will close the 980,000 square foot Chicago, Illinois facility formerly used as the Company's national headquarters.

     Information with respect to the Company's manufacturing facilities is set forth below:

                                                      SQUARE FEET
                                                          OF
                                                     MANUFACTURING        PRINCIPAL
                       LOCATION                          AREA              PRODUCT         INTEREST
    ----------------------------------------------   -------------    -----------------    --------
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

     The number of holders of record (as of February 24, 1996) of each class of stock of the Company is as follows:

                                                                            NUMBER OF
                                                                           HOLDERS OF
                                         TITLE OF CLASS                      RECORD
                                                                        -----------------
        Class A common stock, $100 Par Value............................       5,222
        Class B common stock, $100 Par Value............................       5,197

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of the Company's Certificate of Incorporation, may be declared out of gross margins of the Company, other than gross margins from operations with or for Members and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors. Dividends may be paid in cash, in property, or in shares of the common stock, subject to the provisions of the Certificate of Incorporation. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, the Company has not paid dividends on its Class A common stock or Class B common stock. The Board of Directors does not plan to pay dividends on either class of stock. See the discussion of patronage dividends under Item 1--Business.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                             FOR THE FISCAL YEARS
                                      ------------------------------------------------------------------
                                         1995          1994          1993          1992          1991
                                      ----------    ----------    ----------    ----------    ----------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues...........................   $2,437,002    $2,574,445    $2,420,727    $2,356,468    $2,139,887
Gross margins......................   $  202,068    $  223,331    $  217,921    $  216,608    $  197,745
Net margins........................   $   59,037    $   60,318    $   57,023    $   60,629    $   59,425
Patronage dividends................   $   60,140    $   60,421    $   54,440    $   60,901    $   60,339
Total assets.......................   $  819,576    $  868,785    $  803,528    $  833,372    $  763,109
Long-term debt and obligations
  under capital leases.............   $   79,213    $   75,756    $   69,201    $   72,749    $   13,335
Promissory (subordinated) and
  installment notes payable........   $  186,335    $  199,099    $  217,996    $  235,695    $  235,289
Redeemable Class A common stock....   $    5,294    $    6,370    $    6,633    $    6,857    $    7,077
Redeemable Class B common stock....   $  113,062    $  116,663    $  110,773    $  108,982    $  104,151
Book value per share of Class A
  common stock and Class B common
  stock(a).........................   $   102.68    $   103.57    $   103.85    $   101.42    $   102.50

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     In fiscal year 1995, Cotter & Company revenues were $2,437,002,000, a decrease of 5.3% from fiscal year 1994. This decrease was attributable to the phase-out of the V&S(R) Variety division and the sale of the General Power Equipment manufacturing division. Comparable sales categories were flat with the prior year due to the soft economy and unusual weather in the United States, combined with the declining sales in Mexico. In addition, the Company expanded the Pinpoint Pricing program which reduced the selling price of many core hardware and related products.

     Overall merchandise gross margins, as a percentage of revenues, decreased for the fourth year in a row. This reduction in gross margin percentage was the result of an expanded Pinpoint Pricing program and the withdrawal from the resigned businesses of V&S(R) Variety division and General Power Equipment manufacturing division.

     Warehouse, general and administrative expenses decreased by $18,652,000 or 14.0% compared to the prior year. As a percentage of revenue, these expenses were 4.7% in 1995 compared to 5.2% in 1994. The decrease in operating expenses was attributable to continued efforts to reduce operating costs, an expense recovery associated with prior years' favorable risk loss experience and efficiencies derived from the resigned businesses.

     Interest paid to Members decreased by $2,267,000 or 9.9% primarily due to a lower average principal balance and a decrease in the average interest rate.

     Other interest increased due to the increase in the Cotter & Company term note program.

     Net margins were $59,037,000 for the year ended December 30, 1995 compared to $60,318,000 for the year ended December 31, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents in fiscal year 1995 increased $20,642,000 to $22,473,000. This improvement was primarily due to improved cash flow from operating activities, which was $106,640,000 for the year ended December 30, 1995 compared to $88,663,000 for the year ended December 31, 1994. This improvement in cash flow from operating activities was the result of better management of current assets. Inventories decreased by $69,436,000 during fiscal year 1995. Much of this reduction can be attributed to the sale of the V&S(R) Variety and General Power Equipment Manufacturing divisions. This was accomplished with no reduction in the Company's ability to provide merchandise to Members. This decrease in inventory was offset partially by a corresponding decrease in accounts payable of $36,584,000 and short-term borrowings of $6,672,000 from fiscal year 1994 to fiscal year 1995.

     Cash flows of $19,265,000 used for investing activities were comparable to the previous year. Financing activities required $66,733,000 for the year ended December 30, 1995 compared to $70,025,000 a year earlier.

     At December 30, 1995, net working capital decreased to $202,999,000 from $221,054,000 at December 31, 1994. The current ratio of 1.47 for December 30, 1995 is comparable to last year.

     The Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances, which amount to $63,000,000 at December 30, 1995. The Company pays commitment fees for these lines. The borrowings under these agreements were $2,657,000 at December 30, 1995 and $9,329,000 at December 31, 1994.

     The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

     Total capital expenditures, including those made under capital leases, were $28,912,000 in fiscal year 1995 compared to $21,427,000 in fiscal year 1994 and $13,382,000 in fiscal year 1993. These capital expenditures were principally related to additional equipment and technological improvements at the regional distribution centers and National Headquarters. Funding of capital expenditures in fiscal year 1996 is anticipated to come from operations and external sources if necessary. On December 29, 1995, the Company finalized a private shelf agreement for available borrowings of up to $50,000,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and report of independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are:

                                                            POSITION(S) HELD AND
                NAME                  AGE                    BUSINESS EXPERIENCE
------------------------------------  ---     -------------------------------------------------
Karen M. Agnew......................  53      Vice President since February, 1992. Director of
                                              National Headquarters Support from July, 1991 to
                                              February, 1992. Prior position was Executive
                                              Assistant to the President.
Joe W. Blagg........................  46      Nominated by the Board of Directors for election
                                              as a Director to a three-year term to replace
                                              Donald E. Yeager, whose term expires April, 1996.
Daniel T. Burns.....................  45      Secretary since February, 1995. Vice President
                                              since November, 1990. General Counsel since
                                              April, 1988.
Danny R. Burton.....................  49      Vice President since May, 1992. National Member
                                              Development Manager from July, 1990 to May, 1992.
David W. Christmas..................  47      Vice President of Merchandising since July, 1994.
                                              Prior position was Vice President of Sales and
                                              Marketing of a manufacturing company based in
                                              North Carolina.
William M. Claypool, III............  73      Director since March, 1970. Term expires April,
                                              1997.
Samuel D. Costa, Jr. ...............  54      Director since July, 1988. Term expires April,
                                              1996. Nominated by the Board of Directors for
                                              reelection to a three-year term.
Daniel A. Cotter....................  61      President and Chief Executive Officer since
                                              January, 1983 and Director since September, 1989.
                                              Term expires April, 1996. Nominated by the Board
                                              of Directors for reelection to a three-year term.
Leonard C. Farr.....................  74      Director since March, 1972. Term expires April,
                                              1996. Nominated by the Board of Directors for
                                              reelection to a three-year term.
William M. Halterman................  48      Director since June, 1990. Term expires April,
                                              1998.

Robert F. Johnson...................  52      Vice President since January, 1994. Director of
                                              Corporate Planning and Information Services from
                                              March, 1992 to January, 1994. Prior position was
                                              Distribution Industry Consulting Manager of a
                                              corporation in Illinois.
Jerrald T. Kabelin..................  58      Chairman of the Board since April, 1993. Director
                                              since April, 1985. Term as Chairman of the Board
                                              expires April, 1996. Term as Director expires
                                              April, 1997.
Kerry J. Kirby......................  49      Vice President and Chief Financial Officer since
                                              November, 1990. Treasurer (Principal Financial
                                              and Accounting Officer) since April, 1989.
                                              Secretary from April, 1989 to February, 1995.
Charles L. Kremers..................  45      Appointed Vice President in April, 1995. Director
                                              of Marketing from February, 1994 to April, 1995.
                                              Prior position was a Vice President of
                                              Advertising and Sales Promotions for a retail
                                              computer company based in Texas.
Robert J. Ladner....................  49      Director since April, 1994. Term expires April,
                                              1997. Elected Chairman of the Board for a
                                              one-year term beginning April, 1996.
John F. Lottes, III.................  55      Nominated by the Board of Directors for election
                                              to a one-year term to replace Robert G. Waters,
                                              who resigned and whose unexpired term will expire
                                              in April, 1997.
Lewis W. Moore......................  83      Director since June, 1948. Term expires April,
                                              1997.
Kenneth M. Noble....................  38      Director since April, 1995. Term expires April,
                                              1998.
Steven J. Porter....................  43      Executive Vice President and Chief Operating
                                              Officer since August, 1993. Prior position was
                                              Vice President of Merchandising of a retail
                                              building materials and hardware company based in
                                              Missouri.
Richard L. Schaefer.................  66      Director since May, 1976. Term expires April,
                                              1998.
John P. Semkus......................  49      Vice President, Distribution and Transportation
                                              since February 1992. Appointed Vice President in
                                              June, 1988. Prior position was Operating Manager
                                              of a regional distribution center.
George V. Sheffer...................  43      Director since July, 1994. Term expires April,
                                              1998.
Dennis A. Swanson...................  56      Director since April, 1995. Term expires April,
                                              1996. Nominated by the Board of Directors for
                                              reelection to a three-year term.
Robert G. Waters....................  75      Director since March, 1973. Term expires April,
                                              1997. Retired February, 1996.
John M. West, Jr....................  43      Director since October, 1991. Term expires April,
                                              1998.
Donald E. Yeager....................  53      Director since April, 1993. Term expires April,
                                              1996.

---------------
During the past five years, the principal occupation of each director of the Company, other than Daniel A. Cotter, was the operation of retail hardware stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Management Development and Compensation Committee of the Board of Directors (the "Committee") consists of four non-employee directors: Samuel D. Costa, Jr. (Chairman), Lewis W. Moore , Kenneth M. Noble and Dennis A. Swanson. In addition, Jerrald T. Kabelin, Chairman of the Board of Directors, and Daniel
A. Cotter, President and Chief Executive Officer, served as ex-officio members of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension and certain other benefit plans. The Committee calls upon outside consultants for assistance, as necessary.

     The Committee meets at least annually. In fiscal year 1995, the Committee met on three occasions. Primary responsibilities of the Committee include:

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

     The annual incentive plan is designed to ensure that executive compensation varies in relation to achievement of annual performance goals. In fiscal year 1995, the plan's overall Company goal was based on achieving Member payout objectives. Each executive's incentive award was determined by Member payout results.

     The long-term incentive plan assures a continuing focus on the Company's future. Goals are set for performance achievement over three-year intervals. A new performance period starts each year and goals for each three-year cycle currently underway are related to achievement of revenue growth.

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1995 and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                NAME AND                                                         OTHER         LONG- TERM
           PRINCIPAL POSITION               YEAR     SALARY     BONUS(1)    COMPENSATION(2)    INCENTIVES
-----------------------------------------   ----    --------    --------    ---------------    ----------
Daniel A. Cotter.........................   1995    $500,000    $250,000        $ 6,305         $      --
  President and Chief                       1994     500,000     375,000          4,430           250,000
  Executive Officer                         1993     500,000          --          4,996                --
Steven J. Porter.........................   1995     375,000     131,250          6,461                --
  Executive Vice President                  1994     325,000     170,625         58,719                --
  and Chief Operating Officer               1993     167,115      25,000         11,944                --
Kerry J. Kirby...........................   1995     250,000      75,000          6,750                --
  Vice President, Treasurer and             1994     225,000     101,250          6,930            45,000
  Chief Financial Officer                   1993     225,000      25,313          6,746                --
Daniel T. Burns..........................   1995     225,000      67,500          6,750                --
  Vice President, Secretary                 1994     175,000      78,750          6,906            35,000
  and General Counsel                       1993     175,000      23,625          5,214                --
David W. Christmas.......................   1995     200,000      60,000          3,750                --
  Vice President,                           1994      80,200      26,250             --                --
  Merchandising                             1993          --          --             --                --

---------------
(1) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2) Other compensation consists primarily of Company contributions to the Cotter & Company Employee's Savings and Compensation Deferral Plan (the "Savings Plan"). Under the Savings Plan, each participant may elect to make a contribution in an amount of up to ten percent (10%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $9,240 of the executive officer's salary in fiscal year 1995 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation. Mr. Porter's other compensation consists of $56,891 and $11,944 of relocation payments in fiscal year 1994 and 1993, respectively.

     Daniel A. Cotter is employed under a long-term contract which commenced January 1, 1985 for a period of 15 years terminating December 31, 1999. Mr. Cotter agreed, in 1990, to revise his contract to conform his compensation to that applicable to all other executives. His base salary has remained the same from 1990 to 1995.

     The Company has a severance policy providing termination benefits based upon annual compensation and years of service. Officers of the Company are also offered agreements providing for severance in the event of termination with the imposition of certain restrictions regarding competition and confidentiality.

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

     A new plan starts each year with goals set for the next three-year period. A range of estimated payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 1996, and paid in fiscal year 1997 is shown in the following table:

                     NAME                        PERFORMANCE PERIOD    THRESHOLD     TARGET     MAXIMUM
----------------------------------------------   ------------------    ---------    --------    --------
Daniel A. Cotter..............................        1994-1996        $ 143,750    $287,500    $431,250
Steven J. Porter..............................        1994-1996           65,625     131,250     196,875
Kerry J. Kirby................................        1994-1996           25,000      50,000      75,000
Daniel T. Burns...............................        1994-1996           22,500      45,000      67,500

DEFINED BENEFIT RETIREMENT PLANS

     The Company has a defined benefit pension plan, the Cotter & Company Defined Lump Sum Pension Plan (the "Plan"), which is qualified under the Code. The Plan was amended and restated effective January 1, 1996. The amount of the Company's annual contribution to the Plan is determined for the total of all participants covered by the Plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Plan. The Plan provides fully vested lump sum benefits to eligible employees who have served a minimum of five years of service. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Plan.

     For each year of service, a participant receives a percentage of his or her "average compensation" in the form of a lump sum. The percentages range from two percent of average compensation for years of service performed prior to age 26, to twelve percent of average compensation for years of service performed at or after age 61. Participants with average compensation in excess of two-thirds of the Social Security Taxable Wage Base in the year of termination of employment or retirement receive an additional benefit on this excess compensation equal to half of the percentage applied to their full average compensation. Participants who were age 50 with at least fifteen years of service as of January 1, 1996 receive an additional 25% of their average compensation. The benefits under the Plan cannot be less than benefits already earned by the participant under the Plan as it existed prior to its amendment.

     "Average compensation" means the average of the compensation received by an eligible employee during the three highest consecutive calendar years within the ten consecutive calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, bonuses, deferral contributions under the Savings Plan, and pre-tax medical premiums.

     The Company amended and restated effective January 1, 1996, a Supplemental Retirement Plan (the "Supplemental Plan") for certain employees as designated by the Company's President and Chief Executive Officer. For each year of service, participants receive a percentage of their "average compensation" in the form of a lump sum. The percentages are 22 percent of average compensation for years of service performed prior to age 55, to 28 percent of average compensation for years of service performed at or after age 55. Service is limited to 20 years, and the maximum aggregate percentage is 500%. This amount is reduced by any benefits payable under the Plan and eight times the participant's primary Social Security benefit. "Average Compensation" for the Supplemental Plan is defined the same as for the Plan, as discussed above. The benefits under the Supplemental Plan cannot be less than benefits already earned by the participant under the Supplemental Plan as it existed prior to its amendment.

     The Supplemental Plan is not a qualified plan under the Code. Benefits payable under the Supplemental Plan will be financed through internal operations. The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts which may be considered under the Plan in determining retirement benefits. This limit is $150,000 for 1996. Section 415 of the Code outlines the maximum annual benefit which may be payable from the Plan during the year; The dollar limit is $120,000 for 1996 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the Plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                                 YEARS OF SERVICE
                 AVERAGE                     --------------------------------------------------------
               COMPENSATION                     10          15          20          25          30
             ---------------                 --------    --------    --------    --------    --------
$1,000,000................................   $255,122    $360,535    $465,948    $465,948    $465,948
  900,000.................................    228,290     323,162     418,033     418,033     418,033
  800,000.................................    201,458     285,788     370,118     370,118     370,118
  700,000.................................    174,625     248,414     322,203     322,203     322,203
  600,000.................................    147,793     211,041     274,288     274,288     274,288
  500,000.................................    120,960     173,667     226,373     226,373     226,373
  400,000.................................     94,128     136,293     178,458     178,458     178,458
  300,000.................................     67,296      98,920     130,543     130,543     130,543
  200,000.................................     40,463      61,546      82,628      82,628      82,628
  100,000.................................     13,631      24,172      34,713      34,713      34,713

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 30 years; Kerry J. Kirby, 20 years, Daniel T. Burns, 15 years, Steven J. Porter, 3 years and David W. Christmas, 2 years.

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

     In fiscal year 1995 directors of the Company were each paid $1,000 per month. Effective 1996, this amount will be $1,500 per month. The Chairman of the Board is paid $1,000 per day to a maximum of $100,000 per year, when serving in the capacity as Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 24, 1996, each of the directors of the Company was the beneficial owner of 10 shares of Class A common stock of the Company comprising
 .3% of such shares issued and outstanding. Other than Daniel A. Cotter, no executive officer owns any shares of Class A common stock.

     The directors own in the aggregate approximately 1.6% of Class B common stock as of February 24, 1996. No executive officer owns any shares of Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company previously used Galaxy Travel Agency, Inc., a company engaged in providing normal travel business services, for Company officers, directors, employees, and Members. Daniel A. Cotter and his brother each owned a one-half interest of Galaxy Travel. The total bookings placed by the Company with Galaxy Travel in fiscal year 1995 were approximately $1,650,000. Subsequent to the sale of Galaxy Travel by Mr. Cotter and his brother, the relationship between the Company and Galaxy Travel Agency, Inc. was terminated at the end of 1995.

     The Company believes the foregoing transactions were on no-less favorable terms to it than could have been obtained from an independent party.

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

                                        COTTER & COMPANY

                                        By:          /s/ KERRY J. KIRBY

                                          --------------------------------------
                                                     Kerry J. Kirby,
                                              Vice President, Treasurer and
DATED: March 19, 1996                            Chief Financial Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                  SIGNATURE                                 TITLE                   DATE
---------------------------------------------   -----------------------------------------------
            /s/ DANIEL A. COTTER                President, Chief Executive       March 19, 1996
---------------------------------------------     Officer and Director
              Daniel A. Cotter
            /s/ STEVEN J. PORTER                Executive Vice President         March 19, 1996
---------------------------------------------     and Chief Operating Officer
              Steven J. Porter
             /s/ KERRY J. KIRBY                 Vice President, Treasurer and     March 19, 1996
---------------------------------------------     Chief Financial Officer
               Kerry J. Kirby
           /s/ JERRALD T. KABELIN               Chairman of the Board            March 19, 1996
---------------------------------------------     and Director
             Jerrald T. Kabelin
        /s/ WILLIAM M. CLAYPOOL, III            Director                         March 19, 1996
---------------------------------------------
          William M. Claypool, III
          /s/ SAMUEL D. COSTA, JR.              Director                         March 19, 1996
---------------------------------------------
            Samuel D. Costa, Jr.
             /s/ LEONARD C. FARR                Director                         March 19, 1996
---------------------------------------------
               Leonard C. Farr
          /s/ WILLIAM M. HALTERMAN              Director                         March 19, 1996
---------------------------------------------
            William M. Halterman
            /s/ ROBERT J. LADNER                Director                         March 19, 1996
---------------------------------------------
              Robert J. Ladner
             /s/ LEWIS W. MOORE                 Director                         March 19, 1996
---------------------------------------------
               Lewis W. Moore
            /s/ KENNETH M. NOBLE                Director                         March 19, 1996
---------------------------------------------
              Kenneth M. Noble
           /s/ RICHARD L. SCHAEFER              Director                         March 19, 1996
---------------------------------------------
             Richard L. Schaefer
            /s/ GEORGE V. SHEFFER               Director                         March 19, 1996
---------------------------------------------
              George V. Sheffer
            /s/ DENNIS A. SWANSON               Director                         March 19, 1996
---------------------------------------------
              Dennis A. Swanson
            /s/ ROBERT G. WATERS                Director                         March 19, 1996
---------------------------------------------
              Robert G. Waters
            /s/ JOHN M. WEST, JR.               Director                         March 19, 1996
---------------------------------------------
              John M. West, Jr.
            /s/ DONALD E. YEAGER                Director                         March 19, 1996
---------------------------------------------
              Donald E. Yeager

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                    PAGE(S)
                                                                                  -----------
Report of Independent Auditors.................................................           F-3
Consolidated Balance Sheet at December 30, 1995 and December 31, 1994..........      F-4; F-5
Consolidated Statement of Operations for each of the three years in the period
  ended December 30, 1995......................................................           F-6
Consolidated Statement of Cash Flows for each of the three years in the period
  ended December 30, 1995......................................................           F-7
Consolidated Statement of Capital Stock and Retained Earnings for each of the
  three years in the period ended December 30, 1995............................           F-8
Notes to Consolidated Financial Statements.....................................   F-9 to F-16

                     -------------------------------------
                            THIS PAGE INTENTIONALLY
                                   LEFT BLANK
                     -------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
Cotter & Company

     We have audited the accompanying consolidated balance sheets of Cotter & Company as of December 30, 1995 and December 31, 1994, and the related consolidated statements of operations, cash flows and capital stock and retained earnings for each of the three years in the period ended December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotter & Company at December 30, 1995 and December 31, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1995 in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP

Chicago, Illinois
February 12, 1996

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  DECEMBER 30,       DECEMBER 31,
                                                                      1995               1994
                                                                  ------------       ------------
                                                                          (000'S OMITTED)
Current assets:
  Cash and cash equivalents.....................................    $ 22,473           $  1,831
  Accounts and notes receivable.................................     287,888            294,663
  Inventories...................................................     315,311            384,747
  Prepaid expenses..............................................      11,180              7,861
                                                                  ------------       ------------
               Total current assets.............................     636,852            689,102
Properties owned, less accumulated depreciation.................     165,683            164,261
Properties under capital leases, less accumulated
  amortization..................................................       5,393              4,691
Other assets....................................................      11,648             10,731

                                                                  ------------       ------------
               Total assets.....................................    $819,576           $868,785
                                                                  ==========         ==========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION

                                                                  DECEMBER 30,       DECEMBER 31,
                                                                      1995               1994
                                                                  ------------       ------------
                                                                          (000'S OMITTED)
Current liabilities:
  Accounts payable..............................................    $297,884           $334,468
  Accrued expenses..............................................      53,363             45,304
  Short-term borrowings.........................................       2,657              9,329
  Current maturities of notes, long-term debt and lease
     obligations................................................      61,634             60,564
  Patronage dividend payable in cash............................      18,315             18,383
                                                                  ------------       ------------
               Total current liabilities........................     433,853            468,048
Long-term debt..................................................      75,449             72,163
Obligations under capital leases................................       3,764              3,593
Capitalization:
  Promissory (subordinated) and instalment notes................     186,335            199,099
  Redeemable Class A common stock and partially paid
     subscriptions
     (Authorized 100,000 shares; issued and fully paid 52,710
     and
     63,350 shares).............................................       5,294              6,370
  Redeemable Class B nonvoting common stock and paid-in capital
     (Authorized 2,000,000 shares; issued and fully paid
     1,055,700 and 1,047,756 shares; issuable as partial payment
     of patronage dividends, 62,005 and 104,275 shares).........     113,062            116,663
  Retained earnings.............................................       2,661              3,764
                                                                  ------------       ------------
                                                                     307,352            325,896
  Foreign currency translation adjustment.......................        (842)              (915)
                                                                  ------------       ------------
               Total capitalization.............................     306,510            324,981
                                                                  ------------       ------------
               Total liabilities and capitalization.............    $819,576           $868,785
                                                                  ==========         ==========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  FOR THE YEARS ENDED
                                                     ----------------------------------------------
                                                     DECEMBER 30,      DECEMBER 31,      JANUARY 1,
                                                         1995              1994             1994
                                                     ------------      ------------      ----------
                                                     (000'S OMITTED)
Revenues...........................................   $2,437,002        $2,574,445       $2,420,727
                                                     ------------      ------------      ----------
Cost and expenses:
  Cost of revenues.................................    2,234,934         2,351,114        2,202,806
  Warehouse, general and administrative............      114,107           132,759          132,674
  Interest paid to Members.........................       20,627            22,894           24,458
  Other interest expense...........................        9,298             7,493            7,429
  Gain on sale of properties owned.................           --              (692)          (5,985)
  Other income, net................................       (1,177)             (604)            (260)
  Income tax expense...............................          176             1,163            2,582
                                                     ------------      ------------      ----------
                                                       2,377,965         2,514,127        2,363,704
                                                     ------------      ------------      ----------
Net margins........................................   $   59,037        $   60,318       $   57,023
                                                      ==========        ==========        =========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     FOR THE YEARS ENDED
                                                       ------------------------------------------------
                                                       DECEMBER 30,       DECEMBER 31,       JANUARY 1,
                                                           1995               1994              1994
                                                       ------------       ------------       ----------
                                                                       (000'S OMITTED)
Operating activities:
  Net margins.......................................     $ 59,037           $ 60,318          $  57,023
  Adjustments to reconcile net margins to cash and
     cash equivalents from operating activities:
     Depreciation and amortization..................       20,706             21,613             21,566
     Provision for losses on accounts and notes
       receivable...................................        3,741              4,233              4,057
  Changes in operating assets and liabilities:
     Accounts and notes receivable..................      (13,921)           (33,112)           (38,605)
     Inventories....................................       69,436            (49,145)               183
     Accounts payable...............................      (36,584)            79,957            (45,070)
     Accrued expenses...............................        7,552              6,022             (1,143)
     Other adjustments, net.........................       (3,327)            (1,223)            (2,679)
                                                       ------------       ------------       ----------
               Net cash and cash equivalents
                 provided
                 by (used for) operating
                 activities.........................      106,640             88,663             (4,668)
                                                       ------------       ------------       ----------
Investing activities:
  Additions to properties owned.....................      (24,904)           (21,427)           (13,382)
  Proceeds from sale of properties owned............        5,022              2,174             13,999
  Changes in other assets...........................          617              1,132             (3,850)
                                                       ------------       ------------       ----------
               Net cash and cash equivalents (used
                 for) investing activities..........      (19,265)           (18,121)            (3,233)
                                                       ------------       ------------       ----------
Financing activities:
  Payment of annual patronage dividend..............      (18,383)           (16,614)           (18,570)
  Payment of notes, long-term debt and lease
     obligations....................................      (43,106)           (39,632)           (32,730)
  Proceeds from long-term borrowings................        3,000                 --                 --
  Increase (decrease) in short-term borrowings......       (6,672)           (13,851)            23,059
  Purchase of common stock..........................       (1,740)              (216)              (470)
  Proceeds from sale of Class A common stock........          168                288                323
                                                       ------------       ------------       ----------
               Net cash and cash equivalents (used
                 for) financing activities..........      (66,733)           (70,025)           (28,388)
                                                       ------------       ------------       ----------
Net increase (decrease) in cash and cash
  equivalents.......................................       20,642                517            (36,289)
                                                       ------------       ------------       ----------
Cash and cash equivalents at beginning of year......        1,831              1,314             37,603
                                                       ------------       ------------       ----------
Cash and cash equivalents at end of year............     $ 22,473           $  1,831          $   1,314
                                                       ==========         ==========           ========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

         CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS

                  FOR THE THREE YEARS ENDED DECEMBER 30, 1995

                                               COMMON STOCK, $100 PAR VALUE
                                          --------------------------------------
                                                                    CLASS B                     FOREIGN
                                                CLASS A         ----------------               CURRENCY
                                          -------------------      ISSUED AND      RETAINED   TRANSLATION
                                          ISSUED   SUBSCRIBED     TO BE ISSUED     EARNINGS   ADJUSTMENT
                                          ------   ----------   ----------------   --------   -----------
                                                                  (000'S OMITTED)
Balances at January 2, 1993.............  $6,808     $   49         $108,982       $  1,284      $(932)
  Net margins...........................                                             57,023
  Foreign currency translation
     adjustment.........................                                                           262
  Patronage dividend....................                               7,686        (54,440)
  Stock issued for paid-up
     subscriptions......................     312       (312)
  Stock subscriptions...................                308
  Stock purchased and retired...........    (532)                     (5,895)
                                          ------     ------         --------         ------     ------
Balances at January 1, 1994.............   6,588         45          110,773          3,867       (670)
  Net margins...........................                                             60,318
  Foreign currency translation
     adjustment.........................                                                          (245)
  Patronage dividend....................                              10,829        (60,421)
  Stock issued for paid-up
     subscriptions......................     275       (275)
  Stock subscriptions...................                265
  Stock purchased and retired...........    (528)                     (4,939)
                                          ------     ------         --------         ------     ------
Balances at December 31, 1994...........   6,335         35          116,663          3,764       (915)
  Net margins...........................                                             59,037
  Foreign currency translation
     adjustment.........................                                                            73
  Patronage dividend....................                               6,422        (60,140)
  Stock issued for paid-up
     subscriptions......................     168       (168)
  Stock subscriptions...................                156
  Stock purchased and retired...........  (1,232)                    (10,023)
                                          ------     ------         --------         ------     ------
Balances at December 30, 1995...........  $5,271     $   23         $113,062       $  2,661      $(842)
                                          ======     ======         ========         ======     ======

---------------
     Subscribed Class A common stock amounts are net of unpaid amounts of $1,000 at December 30, 1995 and December 31, 1994, $14,000 at January 1, 1994 and $27,000 at January 2, 1993 (for 240, 360, 590, and 760 shares subscribed, respectively).

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

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

     On January 13, 1995, the Company agreed to the sale of certain inventory of its V&S(R) Variety division to a national wholesaler who has also agreed to supply the majority of the V&S(R) Stores. Also, on January 31, 1995, the Company sold certain assets of its outdoor power equipment manufacturing division to a nationally recognized company and secured a favorable supply agreement for such equipment. These transactions did not have a material impact on the Company's results of operation or financial position.

     Capitalization. The Company's capital (Capitalization) is derived from redeemable Class A voting common stock and retained earnings, together with promissory (subordinated) notes and redeemable Class B nonvoting common stock issued in connection with the Company's annual patronage dividend. The By-laws provide for partially meeting the Company's capital requirements by payment of the year-end patronage dividend, of which at least twenty percent must be paid in cash, and the balance in five-year promissory (subordinated) notes and redeemable $100 par value Class B common stock.

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

     Properties. Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements--10 to 40 years; machinery and warehouse, office and computer equipment--5 to 10 years; transportation equipment-- 3 to 7 years; and leasehold improvements--the life of the lease without regard to options for renewal.

     Retirement plans. The Company sponsors two noncontributory defined benefit retirement plans covering substantially all of its employees. Company contributions to union-sponsored defined contribution plans are based on collectively bargained rates times hours worked. The Company's policy is to fund annually all tax-qualified plans to the extent deductible for income tax purposes.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Reporting year. The Company's reporting year-end is the Saturday closest to December 31.

2. INVENTORIES

     Inventories consisted of:

                                                     DECEMBER 30, 1995     DECEMBER 31, 1994
                                                     -----------------     -----------------
                                                     (000'S OMITTED)
          Manufacturing inventories:
            Raw materials.........................       $   2,139             $  12,986
            Work-in-process and finished goods....          19,407                60,094
                                                          --------              --------
                                                            21,546                73,080
          Merchandise inventories.................         293,765               311,667
                                                          --------              --------
                                                         $ 315,311             $ 384,747
                                                          ========              ========

3. PROPERTIES

     Properties owned or leased under capital leases consisted of:

                                                      DECEMBER 30, 1995        DECEMBER 31, 1994
                                                     --------------------     --------------------
                                                      OWNED       LEASED       OWNED       LEASED
                                                     --------     -------     --------     -------
                                                                    (000'S OMITTED)
    Buildings and improvements....................   $173,568     $    --     $168,311     $    --
    Machinery and warehouse equipment.............     60,197          --       79,953          --
    Office and computer equipment.................     77,340          --       62,868          --
    Transportation equipment......................     21,076      11,454       22,757      14,556
                                                     --------     --------    --------     --------
                                                      332,181      11,454      333,889      14,556
    Less accumulated depreciation and
      amortization................................    178,793       6,061      181,920       9,865
                                                     --------     --------    --------     --------
                                                      153,388       5,393      151,969       4,691
    Land..........................................     12,295          --       12,292          --
                                                     --------     --------    --------     --------
                                                     $165,683     $ 5,393     $164,261     $ 4,691
                                                     ========     ========    ========     ========

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of:

                                                      DECEMBER 30, 1995    DECEMBER 31, 1994
                                                      -----------------    -----------------
                                                                 (000'S OMITTED)
          Senior note at 8.60%.....................        $49,000              $50,000
          Term loans:
            5.97%..................................          3,000                   --
            Canadian prime (7.50% and 8.00%,
               respectively).......................          3,665                3,565
            Variable (7.60% and 7.20%,
               respectively).......................          6,200                6,200
          Redeemable (subordinated) term notes:
            6.85%..................................          3,328                   --
            6.97%..................................          1,131                   --
            7.00%..................................          4,363                4,346
            7.05%..................................          3,054                   --
            7.37%..................................          1,491                1,512
            7.61%..................................          3,330                3,540
          Industrial Revenue Bonds (5.28%):........          4,000                4,000
                                                      -----------------    -----------------
                                                            82,562               73,163
          Less amounts due within one year.........          7,113                1,000
                                                      -----------------    -----------------
                                                           $75,449              $72,163
                                                      =============        =============

     Principal payments for the 8.60% senior note are due in incrementally increasing amounts through maturity in 2007. Under the senior note agreement, the Company is required to meet certain financial ratios and covenants.

     Principal payments for the 5.97% term loan are due quarterly beginning in 1996 through maturity in 1999. Payments for the other two term loans are due in 1997 and 1999, respectively.

     The redeemable (subordinated) term notes were issued in exchange for promissory (subordinated) notes maturing on December 31, 1995 and 1994, that were held by promissory (subordinated) note holders, who do not own the Company's Class A common stock. The notes are due in 1996, 1997, 1998 and 1999.

     On October 1, 1997, and every three-year period thereafter, the interest rate on the 5.28% industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at either the option of the Company or the bondholders at each interest reset date through maturity in 2003.

     Total maturities of long-term debt for fiscal years 1996, 1997, 1998, 1999, 2000 and thereafter are $7,113,000, $12,234,000, $9,211,000, $14,004,000,
$4,000,000 and $36,000,000, respectively.

     In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancellable by either party under specific circumstances, which amount to $63,000,000 at December 30, 1995. The Company pays commitment fees for these lines. The borrowings under these agreements were $2,657,000 at December 30, 1995 and were at a rate of 7.50%. All of these borrowings were for the Canadian subsidiary. At December 31, 1994, the Company had a weighted average interest rate on short-term borrowings of 6.63% and included both U.S. and Canadian borrowings.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

5. CAPITAL LEASES AND OTHER LEASE COMMITMENTS

     The Company rents buildings and warehouse, office, computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments, as of December 30, 1995:

                                                                    CAPITAL    OPERATING
                                                                    -------    ---------
                                                                      (000'S OMITTED)
          Fiscal years
            1996.................................................   $ 1,984     $ 6,832
            1997.................................................     1,409       9,067
            1998.................................................     1,135       7,102
            1999.................................................       800       5,669
            2000.................................................       305       5,134
            Thereafter...........................................       306      47,599
                                                                    -------    ---------
          Net minimum lease payments.............................     5,939     $81,403
                                                                                =======
          Less amount representing interest......................       314
                                                                    -------
          Present value of net minimum lease payments............     5,625
          Less amounts due within one year.......................     1,861
                                                                    -------
                                                                    $ 3,764
                                                                     ======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value which is related to the lessor's book value at expiration of the lease term.

     Rent expense under operating leases was as follows:

                                                                  FOR THE YEARS ENDED
                                                      --------------------------------------------
                                                      DECEMBER 30,     DECEMBER 31,     JANUARY 1,
                                                          1995             1994            1994
                                                      ------------     ------------     ----------
                                                                    (000'S OMITTED)
     Minimum rent..................................     $  9,553          $8,487          $8,174
     Contingent rent...............................          510             611             575
                                                      ------------     ------------     ----------
                                                        $ 10,063          $9,098          $8,749
                                                      ==========       ==========       ========

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. CAPITALIZATION

     Promissory (subordinated) and instalment notes consisted of:

                                                                 DECEMBER 30,     DECEMBER 31,
                                                                     1995             1994
                                                                 ------------     ------------
                                                                        (000'S OMITTED)
     Promissory (subordinated) notes -
       Due on December 31, 1995--7.50%........................     $     --         $ 20,783
       Due on December 31, 1995--10.00%.......................           --           35,355
       Due on December 31, 1996--6.00%........................       23,588           24,888
       Due on December 31, 1996--9.50%........................       27,029           28,436
       Due on December 31, 1997--10.00%.......................       16,660           17,579
       Due on December 31, 1997--7.87%........................       15,616           16,793
       Due on December 31, 1998--7.47%........................       16,461               --
       Due on December 31, 1998--8.00%........................       27,048           28,512
       Due on December 31, 1999--8.00%........................       25,470           27,030
       Due on December 31, 1999--8.20% (issued in 1995).......       25,327           27,909
       Due on December 31, 2000--6.50%........................       23,996           25,628
       Due on December 31, 2000--7.58% (to be issued).........       32,047               --
       Instalment notes at interest rates of 6.50% to 10.00%
          with maturities through 1999........................        5,753            4,010
                                                                 ------------     ------------
                                                                    238,995          256,923
     Less amounts due within one year.........................       52,660           57,824
                                                                 ------------     ------------
                                                                   $186,335         $199,099
                                                                 ==========       ==========

     The promissory notes are issued principally in payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors. Notes to be issued relate to the patronage dividend which is distributed after the end of the year. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The Company anticipates that this practice will continue.

     Total maturities of promissory and instalment notes for fiscal years 1996, 1997, 1998, 1999, and 2000 are $52,660,000, $34,007,000, $44,772,000,
$51,514,000, and $56,042,000, respectively.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Due to the uncertainty of the ultimate maturities of the promissory (subordinated) notes, management believes it is impracticable to estimate their fair value. The carrying amounts of the Company's other financial instruments approximate fair value. Fair value was estimated using discounted cash flow analyses, based on the Company's incremental borrowing rate for similar borrowings.

8. INCOME TAXES

     At December 30, 1995, the Company has alternative minimum tax credit carryforwards of approximately $900,000 which do not expire. The carryforwards are available to offset future federal tax liabilities.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities as of December 30, 1995 resulted primarily from alternative minimum tax credit carryforwards and temporary differences between income tax and financial reporting for depreciation, vacation pay and contributions to fund retirement plans.

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                  FOR THE YEARS ENDED
                                                      --------------------------------------------
                                                      DECEMBER 30,     DECEMBER 31,     JANUARY 1,
                                                          1995             1994            1994
                                                      ------------     ------------     ----------
                                                                    (000'S OMITTED)
     Current:
       Federal.....................................      $ (363)          $  486          $  343
       State.......................................         379              462              22
       Foreign.....................................         273              278             237
                                                      ------------     ------------     ----------
       Total current...............................         289            1,226             602
                                                      ------------     ------------     ----------
     Deferred:
       Federal.....................................        (145)            (147)          1,582
       State.......................................         (26)             (26)            317
       Foreign.....................................          58              110              81
                                                      ------------     ------------     ----------
       Total deferred..............................        (113)             (63)          1,980
                                                      ------------     ------------     ----------
                                                         $  176           $1,163          $2,582
                                                      ==========       ==========       ========

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as patronage dividend based on margins from business done with or for Members. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% in fiscal year 1995, 1994 and 1993 is as follows:

                                                                  FOR THE YEARS ENDED
                                                       ------------------------------------------
                                                       DECEMBER 30,    DECEMBER 31,    JANUARY 1,
                                                           1995            1994           1994
                                                       ------------    ------------    ----------
                                                                    (000'S OMITTED)
        Tax at U.S. statutory rate..................     $ 20,725        $ 21,518       $  20,862
        Effects of:
          Patronage dividend........................      (21,049)        (21,147)        (19,054)
          State income taxes, net of federal tax
             benefit................................          229             283             220
          Other, net................................          271             509             554
                                                       ------------    ------------    ----------
                                                         $    176        $  1,163       $   2,582
                                                       ==========      ==========        ========

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. CASH FLOW

     The Company's noncash financing and investing activities in fiscal year 1995 include acquisition of transportation equipment by entering into capital leases and the acquisition of property for resale. These transactions aggregate $4,008,000. In addition, the annual patronage dividend and promissory (subordinated) note renewals relating to noncash operating and financing activities are as follows:

                                                                         FOR THE YEARS ENDED
                                                              ------------------------------------------
                                                              DECEMBER 30,    DECEMBER 31,    JANUARY 1,
                                                                  1995            1994           1994
                                                              ------------    ------------    ----------
                                                                           (000'S OMITTED)
Patronage dividend payable in cash.........................     $ 18,315        $ 18,383       $ 16,614
Promissory (subordinated) notes............................       23,536          23,213         20,852
Class B nonvoting common stock.............................       (2,592)          5,900          2,086
Instalment notes...........................................        5,972           3,058          2,939
Member indebtedness........................................       14,909           9,867         11,949
                                                              ------------    ------------    ----------
                                                                $ 60,140        $ 60,421       $ 54,440
                                                              ==========      ==========        =======
Note renewals..............................................     $ 23,974        $ 26,191       $ 27,187
                                                              ==========      ==========        =======

     Cash paid for interest during fiscal years 1995, 1994 and 1993 totaled $29,624,000, $30,583,000 and $32,056,000, respectively. Cash paid for income taxes during fiscal years 1995, 1994 and 1993 totaled $1,012,000, $1,709,000 and $1,387,000, respectively.

10. RETIREMENT PLANS

     The components of net pension cost for the Company administered pension plans consisted of:

                                                                      FOR THE YEARS ENDED
                                                         ----------------------------------------------
                                                         DECEMBER 30,      DECEMBER 31,      JANUARY 1,
                                                             1995              1994             1994
                                                         ------------      ------------      ----------
                                                                        (000'S OMITTED)
Income:
  Actual return (loss) on plan assets.................     $ 25,564          $ (1,543)        $  7,486
  Amortization of excess plan assets..................          914               920              920
                                                         ------------      ------------      ----------
                                                             26,478              (623)           8,406
                                                         ------------      ------------      ----------
Expenses:
  Service cost-benefits earned during year............        4,152             4,765            4,556
  Interest on projected benefit obligation............        7,242             6,736            6,266
  Deferral of excess (deficiency) of actual over
     estimated return on plan assets..................       18,021            (8,815)           1,042
                                                         ------------      ------------      ----------
                                                             29,415             2,686           11,864
                                                         ------------      ------------      ----------
Net pension cost......................................     $  2,937          $  3,309         $  3,458
                                                         ==========        ==========          =======

     The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.50%, respectively, in 1995, 8.50% and 4.50%, respectively, in fiscal year 1994 and 7.50% and 4.50%, respectively, in fiscal year 1993. These changes in actuarial assumptions did not have a material impact on net pension cost for fiscal year 1995 and the

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Company does not anticipate that these changes will have a material impact on net pension cost in future years. In fiscal years 1995, 1994 and 1993, the expected long-term rate of return on assets was 9.50%. During 1995, the Company amended its pension plan. This amendment had no material impact on the projected benefit obligation.

     Plan assets are composed primarily of corporate equity and debt securities. Benefits are based on years of service and the employee's compensation during the last ten years of employment, offset by a percentage of Social Security retirement benefits. Trusteed net assets and actuarially computed benefit obligations for the Company administered pension plans are presented below:

                                                                       DECEMBER 30,    DECEMBER 31,
                                                                           1995            1994
                                                                       ------------    ------------
                                                                             (000'S OMITTED)
Assets:
  Total plan assets at fair value.................................       $104,396        $ 80,046
                                                                       ==========      ==========
Obligations:
  Accumulated benefit obligations:
     Vested.......................................................       $ 77,435        $ 53,055
     Non-vested...................................................         10,830           7,683
  Effect of projected compensation increases......................         21,730          19,924
                                                                       ------------    ------------
  Total projected benefit obligations.............................        109,995          80,662
                                                                       ------------    ------------
Net excess assets (liabilities):
  Unrecognized:
     Unamortized excess assets at original date...................          7,673           8,643
     Net actuarial gain (loss)....................................         (3,793)            565
     Prior service costs..........................................         (4,017)         (5,313)
  Recognized accrued pension cost.................................         (5,462)         (4,511)
                                                                       ------------    ------------
  Total net excess assets (liabilities)...........................         (5,599)           (616)
                                                                       ------------    ------------
Total obligations and net excess assets (liabilities).............       $104,396        $ 80,046
                                                                       ==========      ==========

     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $720,000, $757,000, and $702,000 for fiscal years 1995, 1994 and 1993, respectively.

                               INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
  EXHIBITS                                                                           NUMBERED
  ENCLOSED                               DESCRIPTION                                   PAGE
  --------     ----------------------------------------------------------------    ------------
    21         Subsidiaries.

     EXHIBITS
   INCORPORATED
   BY REFERENCE
  --------------
   3-A             Amended and Restated Certificate of Incorporation of Cotter & Company dated
                   May 10, 1993. Incorporated by reference--Exhibit 3-A to the Company's Form
                   10-K Annual Report for the year ended January 1, 1994.
   3-B             By-Laws of Cotter & Company as amended and restated through June 1, 1993.
                   Incorporated by reference--Exhibit 3-B to the Company's Form 10-K Annual
                   Report for the year ended January 1, 1994.
   4-A             Article Fourth of the Certificate of Incorporation of the Company, setting forth the designations and the powers, preferences and rights, and the qualifications, limitations and restrictions of the Class A common stock and
                   Class B common stock of the Company. Article Twelfth of the Certificate of
                   Incorporation of the Company, setting forth certain limitations on the rights of shareholders to bring an action against directors for breach of the duty of care. Incorporated by reference--Exhibit 3-A to the Company's Form 10-K
                   Annual Report for the year ended January 1, 1994.
   4-B             Articles VI, VII, VIII, IX and XI of the By-Laws of the Company relating to:
                   certain qualifications, limitations and restrictions on the common stock of the Company; the Member agreement between the Company and its shareholders;
                   the payment of patronage dividends; dividends; qualifying shares; and
                   valuation of Class B common stock of the Company issued as part of the annual patronage dividend. Incorporated by reference-- Exhibit 3-B to the Company's
                   Form 10-K Annual Report for the year ended January 1, 1994.
   4-C             Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-A to Registration Statement on Form S-2 (No. 2-82836).
   4-D             Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-B to Registration Statement on Form S-2 (No. 2-82836).
   4-E             Promissory (subordinated) note form effective for the year-ending December
                   31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to
                   Registration Statement on Form S-2 (No. 33-20960).
   4-F             Instalment note form. Incorporated by reference--Exhibit 4-F to Registration
                   Statement on Form S-2 (No. 2-82836).
   4-G             Copy of Note Agreement with Prudential Insurance Company of America dated
                   April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                   $50,000,000 with a maturity date of April 1, 2007. Incorporated by reference--Exhibit 4-J to Post-Effective Amendment No. 2 to Registration
                   Statement on Form S-2 (No. 33-39477).
   4-H             Cotter & Company $50,000,000 Private Shelf Agreement with Prudential
                   Insurance Company of America dated December 29, 1995 incorporating amendment on existing Note Agreement with Prudential Insurance Company of America dated
                   April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                   $50,000,000 with a maturity date of April 1, 2007. Incorporated by reference--Exhibit 4-H to Post-Effective Amendment No. 5 to Registration
                   Statement on Form S-2 (No. 33-39477).
   4-I             Trust Indenture between Cotter & Company and First Trust of Illinois
                   (formerly Bank of America). Incorporated by reference--Exhibit T3C to Cotter
                   & Company Form T-3 (No. 22-26210).

     EXHIBITS
   INCORPORATED
   BY REFERENCE
  --------------
  10-A             Form of "Retail Member Agreement with Cotter & Company" between the Company and its Members that offer primarily hardware and related items. Incorporated by reference-- Exhibit 10-C to Post-Effective Amendment No. 2 to Registration
                   Statement on Form S-2 (No. 33-39477).
  10-B             Current form of "Subscription to Shares of Cotter & Company". Incorporated by
                   reference--Exhibit 10-H to Registration Statement on Form S-2 (No. 2-82836).
  10-C             Cotter & Company Defined Lump Sum Pension Plan (As Amended and Restated
                   Effective As Of January 1, 1996). Incorporated by reference--Exhibit 10-C to
                   Post-Effective Amendment No. 5 to Registration Statement on Form S-2 (No.
                   33-39477).
  10-D             Cotter & Company Employees' Savings and Compensation Deferral Plan (As
                   Amended and Restated Effective April 1, 1994). Incorporated by
                   reference--Exhibit 10-D to Post-Effective Amendment No. 4 to Registration
                   Statement on Form S-2 (No. 33-39477).
  10-E             Cotter & Company Supplemental Retirement Plan between Cotter & Company and selected executives of the Company (As Amended and Restated January 2, 1996
                   Effective As Of January 1, 1996). Incorporated by reference--Exhibit 10-E to
                   Post-Effective Amendment No. 5 to Registration Statement on Form S-2 (No.
                   33-39477).
  10-F             Annual Incentive Compensation Program and Long-Term Incentive Compensation
                   Program between Cotter & Company and selected executives of the Company.
                   Incorporated by reference--filed as Exhibits A and B to Exhibit 10-N to
                   Registration Statement on Form S-2 (No. 33-39477).
  10-G             Cotter & Company Long-Term Incentive Compensation Program for Executive
                   Management (Amended) dated November 7, 1994. Incorporated by reference--
                   Exhibit 10-I to Post-Effective Amendment No. 4 to Registration Statement on
                   Form S-2 (No. 33-39477).
  10-H             Employment Agreement between Cotter & Company and Daniel A. Cotter dated
                   October 15, 1984. Incorporated by reference--Exhibit 10-N to Post-Effective
                   Amendment No. 2 to Registration Statement on Form S-2 (No. 2-82836).
  10-I             Amendment No. 1 to Employment Agreement between Cotter & Company and Daniel
                   A. Cotter dated October 15, 1984 effective January 1, 1991. Incorporated by reference-- Exhibit 10-N to Registration Statement on Form S-2 (No.
                   33-39477).
  10-J             Contract between Daniel T. Burns and the Company. Incorporated by reference--Exhibit 10-J to Post-Effective Amendment No. 5 to Registration
                   Statement on Form S-2 (No. 33-39477).
  10-K             Contract between Kerry J. Kirby and the Company. Incorporated by reference--Exhibit 10-K to Post-Effective Amendment No. 5 to Registration
                   Statement on Form S-2 (No. 33-39477).

                                                                                   SEQUENTIALLY
SUPPLEMENTAL                                                                         NUMBERED
INFORMATION                                                                            PAGE
------------                                                                       -------------
    (a)          Notice of Annual Meeting of Stockholders on April 2, 1996.
    (b)          Proxy solicited by the Board of Directors.
    (c)          Cotter & Company 1995 Annual Report.