Form 10-Q
period 1996-03-30
COTTER & CO
filed 1996-05-15
CIK 25095

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 30, 1996   or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                       to

   Commission file number                        2-20910

                             COTTER & COMPANY
          (Exact name of registrant as specified in its charter)

               DELAWARE                           36-2099896
   (State or other jurisdiction of               (I.R.S. Employer
   incorporation  or organization)                Identification No.)

      8600 West Bryn Mawr Avenue
          Chicago, Illinois                          60631-3505
   (Address of principal executive offices)           (Zip Code)

                              (312) 695-5000
          (Registrant's telephone number, including area code)

         2740 North Clybourn Avenue, Chicago,  Illinois 60614
         (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes   X   No

   The number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 1996.

      Class A Common Stock, $100 Par Value.        50,810 Shares.
      Class B Common Stock, $100 Par Value.     1,088,910 Shares.

                 PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                        COTTER & COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEET
                        (000's Omitted)

                                           March 30,    December 30,
                                              1996           1995
                                           ---------    ------------
                                          (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                $  1,485        $ 22,473
 Accounts and notes receivable             355,730         287,888
 Inventories                               369,122         315,311
 Prepaid expenses                           17,263          11,180
                                          --------        --------
 Total current assets                      743,600         636,852

Properties owned,
 less accumulated depreciation             167,210         165,683

Properties under capital leases,
 less accumulated amortization               5,005           5,393

Other assets                                12,213          11,648
                                          --------        --------
TOTAL ASSETS                              $928,028        $819,576
                                          ========        ========


   See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEET
                        (000's Omitted)

                                                      March 30,   December 30,
                                                         1996         1995
                                                     ---------    ------------
                                                    (UNAUDITED)

LIABILITIES AND CAPITALIZATION
Current liabilities:
 Accounts payable and accrued expenses                $430,777       $351,247
 Short-term borrowings                                  54,284          2,657
 Current maturities of notes,
   long-term debt and lease obligations                 61,519         61,634
 Patronage dividends payable in cash
   (Estimated at March 30, 1996)                         1,275         18,315
                                                      --------       --------
 Total current liabilities                             547,855        433,853
                                                      --------       --------
Long-term debt and obligations under
 capital leases                                         78,050         79,213
                                                      --------       --------
Capitalization:
 Estimated patronage dividends to be distributed
   principally by the issuance of promissory
   (subordinated) notes and redeemable Class B
   nonvoting common stock                                1,445            --
 Promissory (subordinated) and instalment notes        182,713        186,335
 Redeemable Class A common stock and partially
   paid subscriptions (Authorized 100,000 shares;
   issued and fully paid, 51,310 and 52,710 shares)      5,157          5,294
 Redeemable Class B nonvoting common stock and
   paid-in capital (Authorized 2,000,000 shares;
   issued and fully paid, 1,097,157 and 1,055,700
   shares; issuable as partial payment of patronage
   dividends, 62,005 shares as of December 30, 1995)   110,933        113,062
 Retained earnings                                       2,680          2,661
                                                      --------       --------
                                                       302,928        307,352
 Foreign currency translation adjustment                  (805)          (842)
                                                      --------       --------
 Total capitalization                                  302,123        306,510
                                                      --------       --------
TOTAL LIABILITIES AND CAPITALIZATION                  $928,028       $819,576
                                                      ========       ========

See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY

         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE THIRTEEN WEEKS ENDED
                        (000's Omitted)

                          (UNAUDITED)

                                          March 30,     April 1,
                                            1996          1995
                                          ---------     --------
Revenues                                  $578,609    $625,939
                                          --------    --------
Cost and expenses:

  Cost of revenues                         533,025     573,265
  Warehouse, general and
   administrative                           36,698      37,098
  Interest paid to Members                   4,658       5,217
  Other interest expense                     2,229       2,514
  Other income, net                          (259)       (221)
  Income tax expense                           175         115
                                          --------    --------
                                           576,526     617,988
                                          --------    --------
Net margins                               $  2,083    $  7,951
                                          ========    ========



   See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY
         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE THIRTEEN WEEKS ENDED

                        (000's Omitted)

                          (UNAUDITED)

                                                      March 30,      April 1,
                                                        1996           1995
                                                      ---------      --------
Operating activities:
  Net  margins                                         $  2,083     $  7,951
Adjustments to reconcile net margins to cash and
  cash equivalents from operating activities:
  Statement of operations components not affecting
   cash and cash equivalents                              6,273        6,140
  Net change in working capital components              (53,194)     (66,806)
                                                       --------     --------
 Net cash and cash equivalents used for
  operating activities                                  (44,838)     (52,715)
                                                       --------     --------
Investing activities:
 Additions to properties owned                           (6,580)      (3,986)
 Changes in other assets                                   (426)        (392)
                                                       --------     --------
 Net cash and cash equivalents used for
  investing activities                                   (7,006)      (4,378)
                                                       --------     --------
Financing activities:
 Proceeds from short-term borrowings                     51,627       78,225
  Payment  of annual patronage dividend                 (17,659)     (18,383)
Payment of notes, lease obligations and
  common stock                                           (3,112)      (3,282)
                                                       --------     --------
 Net cash and cash equivalents provided by
  financing activities                                   30,856       56,560
                                                       --------     --------
Net decrease in cash and cash equivalents               (20,988)        (533)

Cash and cash equivalents at beginning of the year       22,473        1,831
                                                       --------     --------
Cash and cash equivalents at end of the period         $  1,485     $  1,298
                                                       ========     ========

     See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED)


NOTE 1 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended March 30, 1996 and the condensed consolidated statement of operations and statement of cash flows for the period ended April 1, 1995 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles for  complete financial statements.   This financial
information should be read in conjunction with the consolidated financial statements for the year ended December 30, 1995 included in the Company's Post-Effective Amendment No.5 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1995 Annual Report on Form 10-K.


NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1995 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. Annually, the Board of Directors reviews the annual patronage dividend to ensure that the Company is adequately capitalized. The estimated patronage dividend for the thirteen weeks ended March 30, 1996 is $2,064,000 compared to $8,578,000 for the corresponding period in 1995.


NOTE 3 - INVENTORIES

   Inventories consisted of:                March 30,    December 30,
                                               1996          1995
                                            ---------    ------------
                                         (UNAUDITED)
                                             (000's Omitted)
   Manufacturing inventories:
     Raw materials                          $  2,097        $  2,139
     Work-in-process and finished goods       20,816          19,407
                                            --------        --------
                                              22,913          21,546
   Merchandise inventories                   346,209         293,765
                                            --------        --------
                                            $369,122        $315,311
                                            ========        ========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED TO THIRTEEN WEEKS
ENDED APRIL 1, 1995

RESULTS OF OPERATIONS:

Revenues decreased by $47,330,000 or 7.6% compared to the same period last year. This decrease was attributable to the phase out of the V&S Variety Division and the sale of the General Power Equipment manufacturing division. Comparable sales categories were flat with the prior year primarily due to the expanded Pinpoint Pricing program which reduced the selling price of many core hardware and related products.

Gross margins decreased by $7,090,000 or 13.5% and as a percent of revenues declined from 8.4% to 7.9% for the same period last year. This reduction in gross margin percentage was the result of the expanded Pinpoint Pricing program and the resigned businesses of V&S Variety division and General Power Equipment manufacturing division.

Warehouse, general and administrative expenses decreased by $400,000 or 1.1% but as a percent of revenues, increased from 5.9% to 6.3% for the same period last year. The decrease was attributed to the Company's continued efforts to reduce operating costs.

Interest paid to Members decreased by $559,000 or 10.7% primarily due to a lower principal balance and a lower average interest rate.

Net margins were $2,083,000 compared to $7,951,000 for the same period last year.


THIRTEEN WEEKS ENDED MARCH 30, 1996 COMPARED WITH THE YEAR ENDED
DECEMBER 30, 1995

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

During the first quarter of 1996, inventories increased by $53,811,000 to support anticipated future orders of seasonal merchandise. Accounts and notes receivable increased by $67,842,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $51,627,000 and accounts payable and accrued expenses increased by $79,530,000 in support of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members.

At March 30, 1996, net working capital decreased to $195,745,000
from $203,000,000 at December 30, 1995.   The current ratio
decreased to 1.36 at March 30, 1996 compared to 1.47 at December
30, 1995.

The Company has various short-term lines of credit available under informal agreements with lending banks, cancellable by either party under specific circumstances, which amount to $73,000,000. Borrowings under these agreements were $54,284,000 at March 30, 1996. In addition, the Company has a private shelf agreement for available borrowings of up to $50,000,000 and on March 29, 1996, the Company established a $125,000,000 five-year revolving credit facility with a group of banks.

The Company's capital is primarily derived from redeemable Class A common stock and retained earnings, together with promissory (subordinated) notes and redeemable nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. The Company believes the funds derived from these capital resources, as well as operations and the credit facilities noted above, will be sufficient to satisfy capital needs.

Total capital expenditures, including those made under capital leases, were $6,580,000 for the thirteen weeks ended March 30, 1996 compared to $3,986,000 during the comparable period in 1995. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1996 capital expenditures is anticipated to come from operations and external sources, if necessary.


                    PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on April 2, 1996, the following individuals were reelected to the Board of
     Directors:

                                                             Votes
                                           Votes    Votes  Withheld/
                                 Term       For    Against Abstained
        Samuel D. Costa, Jr.    3  years  30,480      --       800
        Daniel A. Cotter        3 years   30,370      --       910
        Leonard C. Farr         3 years   30,400      --       880
        Dennis A. Swanson       3 years   30,500      --       780

     The  following  individuals  were  elected  to  the  Board  of
     Directors:

                                                                 Votes
                                             Votes    Votes    Withheld/
                                     Term      For    Against  Abstained
        Joe W. Blagg (a)            3 years   30,480    --        800
        John F. Lottes, III (b)     1  year   29,020   1,640      620

        (a) Joe W. Blagg was elected as a Director for a three-year term to replace Donald E. Yeager, who retired as Director ofthe Company. Mr. Blagg operates a True Value hardware store in Texas.

        (b) John F. Lottes, III was elected as a Director for a one-year term to replace Robert G. Waters who retired as Director of the Company. Mr. Lottes operates a True Value hardware store in Missouri.

     In addition to the foregoing, the following persons were, on April 2, 1996, Directors of the Company whose terms of office continued after the annual meeting:

                 William M. Claypool, III        Kenneth M. Noble
                 William M. Halterman            Richard L. Schaefer
                 Jerrald T. Kabelin              George V. Sheffer
                 Robert J. Ladner                John M. West, Jr.
                 Lewis W. Moore

     The annual meeting involved the appointment of Ernst & Young LLP, independent public accountants, as auditor of the Company for fiscal year 1996. The number of affirmative votes cast was 30,490, the number of negative votes cast was 380 and the number of abstentions was 410.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4G, inclusive, in the Company's Post-Effective Amendment No.5 to Form S-2 Registration Statement (No. 33-39477) filed with the Securities and Exchange Commission on March 21, 1996.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the period for which this report is filed.

                             SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COTTER & COMPANY




Date:  May 14, 1996                     By /S/KERRY J. KIRBY
                                           Vice President, Treasurer
                                              and Chief Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)