Form 10-Q
period 1996-06-29
COTTER & CO
filed 1996-08-12
CIK 25095

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 29, 1996   or

() TRANSITION  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
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


   The number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 1996.

      Class A Common Stock, $100 Par Value.        49,290 Shares.
      Class B Common Stock, $100 Par Value.     1,070,906 Shares.

                 PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

                        COTTER & COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)

                                          June 29,    December 30,
                                            1996           1995
                                        ----------    ------------
                                        (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                $  1,132      $ 22,473
 Accounts and notes receivable             336,504       287,888
 Inventories                               348,030       315,311
 Prepaid expenses                           15,523        11,180
                                          --------       --------
 Total current assets                      701,189       636,852

Properties owned,
 less accumulated depreciation             168,336       165,683

Properties under capital leases,
 less accumulated amortization               4,473         5,393

Other assets                                11,655        11,648
                                          --------      --------
TOTAL ASSETS                              $885,653      $819,576
                                          ========      ========


        See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY
              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)

                                                       June 29,   December 30,
                                                         1996         1995
                                                       --------   -----------
                                                     (UNAUDITED)


LIABILITIES AND CAPITALIZATION
Current liabilities:
 Accounts payable and accrued expenses                  $356,433     $351,247
 Short-term borrowings                                    85,001        2,657
 Current maturities of notes,
   long-term debt and lease obligations                   61,104       61,634
 Patronage dividends payable in cash
   (Estimated at June 29, 1996)                            3,787       18,315
                                                        --------     --------
 Total current liabilities                               506,325      433,853
                                                        --------     --------
Long-term debt and obligations under
 capital leases                                           77,031       79,213
                                                        --------     --------
Capitalization:
 Estimated patronage dividends to be distributed
   principally by the issuance of promissory
   (subordinated) notes and redeemable Class B
   nonvoting common stock                                  5,920        --
 Promissory (subordinated) and instalment notes          180,537      186,335
 Redeemable Class A common stock and partially
   paid subscriptions (Authorized 100,000 shares;
   issued and fully paid, 49,640 and 52,710 shares)        5,007        5,294
 Redeemable Class B nonvoting common stock and
   paid-in capital (Authorized 2,000,000 shares;
   issued and fully paid, 1,079,508 and 1,055,700
   shares; issuable as partial payment of patronage
   dividends, 62,005 shares as of December 30, 1995)     109,112      113,062
 Retained earnings                                         2,543        2,661
                                                        --------     --------
                                                         303,119      307,352
 Foreign currency translation adjustment                    (822)        (842)
                                                        --------     --------
 Total capitalization                                    302,297      306,510
                                                        --------     --------
TOTAL LIABILITIES AND CAPITALIZATION                    $885,653     $819,576
                                                        ========     ========

             See Notes to Condensed Consolidated Financial Statements.

                            COTTER & COMPANY
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                             (000's Omitted)

                               (UNAUDITED)



                             FOR THE THIRTEEN         FOR THE TWENTY-SIX
                                WEEKS ENDED              WEEKS ENDED
                             ----------------        -------------------
                             June 29,  July 1,       June 29,     July 1,
                              1996       1995         1996         1995
                             -------   ------        -------      -------

Revenues                     $644,399  $619,916     $1,223,008   $1,245,855
                             --------  --------     ----------   ----------
Cost and expenses:

  Cost of revenues            591,472   568,988      1,124,497    1,142,253
  Warehouse, general and
   administrative              35,316    29,906         72,014       67,004
  Interest paid to Members      4,727     5,212          9,385       10,429
  Other interest expense        2,656     2,765          4,885        5,279
  Other income, net                83      (263)          (176)        (484)
  Income tax expense              145       115            320          230
                             --------  --------     ----------   ----------
                              634,399   606,723      1,210,925    1,224,711
                             --------  --------     ----------   ----------
Net margins                  $ 10,000  $ 13,193     $   12,083   $   21,144
                             ========  ========     ==========   ==========


               See Notes to Condensed Consolidated Financial Statements.

                           COTTER & COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE TWENTY-SIX WEEKS ENDED

                            (000's Omitted)

                              (UNAUDITED)

                                                         June 29,    July 1,
                                                           1996       1995
                                                         -------     -------
Operating activities:
  Net margins                                            $12,083     $21,144
Adjustments to reconcile net margins to cash and
   cash equivalents from operating activities:
   Statement of operations components not affecting
     cash and cash equivalents                            12,916      12,652
Net change in working capital components                 (92,404)    (59,495)
                                                        --------     -------
  Net cash and cash equivalents used for
   operating activities                                  (67,405)    (25,699)
                                                        --------     -------
Investing activities:
  Additions to properties owned                          (12,745)    (10,921)
  Proceeds from sale of properties owned                     208         --
  Changes in other assets                                     (7)       (346)
                                                        --------     -------
  Net cash and cash equivalents used for
   investing activities                                  (12,544)    (11,267)
                                                        --------     -------
Financing activities:
  Proceeds from short-term borrowings                     82,344      60,219
  Payment of annual patronage dividend                   (18,188)    (18,383)
  Payment of notes, lease obligations and
   Class A common stock                                   (5,548)     (5,067)
                                                         --------    -------
  Net cash and cash equivalents provided by
   financing activities                                    58,608     36,769
                                                         --------    -------

Net decrease in cash and cash equivalents                 (21,341)      (197)

Cash and cash equivalents at beginning of the year         22,473      1,831
                                                         --------    -------
Cash and cash equivalents at end of the period           $  1,132    $ 1,634
                                                         ========    =======


         See Notes to Condensed Consolidated Financial Statements.

                           COTTER & COMPANY
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED)



NOTE 1 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended June 29, 1996 and the condensed consolidated statement of operations and statement of cash flows for the period ended July 1, 1995 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 30, 1995 included in the Company's Post-Effective Amendment No.5 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1995 Annual Report on Form 10-K.


NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

Patronage  dividends are declared and paid by the  Company  after  the close of each fiscal year. The 1995 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. Annually, the Board of Directors reviews the annual patronage to ensure that the Company is adequately capitalized. The estimated patronage dividend for the twenty-six weeks ended June 29, 1996 is $12,201,000 compared to $21,434,000 for the corresponding period in 1995.


NOTE 3 - INVENTORIES

   Inventories consisted of:                   June 29,     December 30,
                                                 1996           1995
                                              --------      -----------
                                             (UNAUDITED)
                                                   (000's Omitted)

   Manufacturing inventories:
     Raw materials                             $  2,744       $  2,139
     Work-in-process and finished goods          21,101         19,407
                                               --------       --------
                                                 23,845         21,546
   Merchandise inventories                      324,185        293,765
                                               --------       --------
                                               $348,030       $315,311
                                               ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED JUNE 29, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 1995

RESULTS OF OPERATIONS:

Revenues decreased by $22,847,000 or 1.8% compared to the same period last year. The decrease was attributable to the phase out of the V&S Variety division and the sale of the General Power Equipment manufacturing division. Comparable store sales increased 3.1% compared with the prior year.

Gross margins decreased by $5,091,000 or 4.9%. Gross margins as a percentage of revenues declined to 8.1% from 8.3% for the same period last year. The decrease in gross margin was primarily attributable to the expanded Pinpoint Pricing program and the resigned business of
the  V&S  Variety   division  and  the  General  Power  Equipment
manufacturing division.


Warehouse, general and administrative expenses increased by $5,010,000 or 7.5% and as a percentage of revenues, increased from 5.4% to 5.9% for the same period last year. The increase was primarily the result of moving expenses, organizational improvements in the area of Management Information Services, and the trueAdvantage member incentive programs.


Interest paid to Members decreased by $1,044,000 or 10.0% primarily due to a lower principal balance and lower average interest rates.

Other interest expense decreased by $394,000 or 7.5% compared to the same period last year primarily due to lower short-term borrowings combined with a lower average interest rate.

Net margins were $12,083,000 compared to $21,144,000 for the same period last year.


TWENTY-SIX WEEKS ENDED JUNE 29, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 30, 1995

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a seasonal need for cash. During the first six months of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities. In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities, if necessary.

During the first six months of 1996, inventories increased by $32,719,000 to support anticipated future orders of seasonal merchandise. Accounts and notes receivable increased by $48,616,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $82,344,000 and accounts payable and accrued expenses increased by $5,186,000 in support of the increased inventories and favorable seasonal terms extended to the Company's Members.

At June 29, 1996, net working capital decreased to $194,864,000 from $203,000,000 at December 30, 1995. The current ratio decreased to
1.38 at June 29, 1996 compared to 1.47 at December 30, 1995.

The Company has various short-term lines of credit available under informal agreements with lending banks, cancellable by either party under specific circumstances. The Company has also established a $125,000,000 five-year revolving credit facility with a group of
banks.   Borrowings under these agreements were $85,001,000 at June 29,
1996. In addition, the Company has a private shelf agreement for available borrowings of up to $50,000,000.

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

Total capital expenditures, including those made under capital leases, were $12,745,000 for the twenty-six weeks ended June 29, 1996 compared to $10,921,000 during the comparable period in 1995. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1996 capital expenditures is anticipated to come from operations and external sources, if necessary.


THIRTEEN  WEEKS ENDED JUNE 29, 1996 COMPARED TO THIRTEEN  WEEKS  ENDED
JULY 1, 1995

RESULTS OF OPERATIONS:

Revenues increased by $24,483,000 or 3.9% compared to the same period last year. This increase was the result of increased merchandise shipments to existing True Value Members from the company's regional distribution network and manufacturing facilities.

Gross  margins  increased by $1,999,000 or 3.9% and as  a  percent  of
revenues  remained  comparable with the same period  last  year.   The
increase in gross margin was the result of the increased sales.

Warehouse, general and administrative expenses increased by $5,410,000 or 18.1% and as a percent of revenues, increased from 4.8% to 5.5% for the same period last year. The increase was primarily the result of moving expenses, organizational improvements in the area of Management Information Services, and the trueAdvantage member incentive programs.


Interest paid to Members decreased by $485,000 or 9.3% primarily due to a lower principal balance and a lower average interest rate.

Net margins were $10,000,000 compared to $13,193,000 for the same period last year.



                      PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4G, inclusive, in the Company's Post-Effective Amendment No. 5 to Form S-2 Registration Statement (No. 33-39477) filed with the Securities and Exchange Commission on March 21, 1996.

     (b)  Reports on Form 8-K

          No reports on Form 8-K have been filed during the period for which this report is filed.

                               SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COTTER & COMPANY




Date: August 12, 1996                     By /s/ KERRY J. KIRBY
                                          Kerry J. Kirby
                                          Vice President, Treasurer
                                            and Chief Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)