Form 10-Q
period 1996-09-28
COTTER & CO
filed 1996-11-12
CIK 25095

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 28, 1996   or

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

                            (773) 695-5000
       (Registrant's telephone number, including area code)

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


   The number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 1996.

      Class A Common Stock, $100 Par Value.      48,660 Shares.
      Class B Common Stock, $100 Par Value.   1,053,052 Shares.

                 PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                        COTTER & COMPANY

              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)



                                         September 28,    December 30,
                                             1996             1995
                                         -------------    ------------
                                          (UNAUDITED)

ASSETS

Current assets:

 Cash and cash equivalents                $  1,570           $ 22,473

 Accounts and notes receivable             302,196            287,888
 Inventories                               368,612            315,311
 Prepaid expenses                           16,796             11,180
                                           -------            -------
 Total current assets                      689,174            636,852

Properties owned,
 less accumulated depreciation             167,811            165,683

Properties under capital leases,
 less accumulated amortization               4,026              5,393

Other assets                                 7,675             11,648
                                           -------            -------
TOTAL ASSETS                              $868,686           $819,576
                                          ========           ========




   See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY

              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)

                                            September 28,    December 30,
                                               1996              1995
                                            -------------    ------------
                                             (UNAUDITED)


LIABILITIES AND CAPITALIZATION
Current liabilities:
 Accounts payable and accrued expenses          $340,190      $351,247
 Short-term borrowings                            78,039         2,657
 Current maturities of notes,
   long-term debt and lease obligations           61,198        61,634
 Patronage dividends payable in cash
   (Estimated at September 28, 1996)               7,075        18,315
                                                 -------       -------
 Total current liabilities                       486,502       433,853
                                                 -------       -------
Long-term debt and obligations under
 capital leases                                   75,551        79,213
                                                 -------       -------
Capitalization:
 Estimated patronage dividends to be
   distributed principally by the
   issuance of promissory (subordinated)
   notes and redeemable Class B nonvoting
   common stock                                   13,642          --
 Promissory (subordinated) and
   installment notes                             179,124      186,335
 Redeemable Class A common stock and
   partially paid subscriptions
   (Authorized 100,000 shares; issued
   and fully paid, 48,810 and 52,710 shares)       4,902        5,294
 Redeemable Class B nonvoting common stock
   and paid-in capital (Authorized
   2,000,000 shares; issued and fully paid,
   1,059,707 and 1,055,700 shares;
   issuable as partial payment of patronage
   dividends, 62,005 shares as of
   December 30, 1995)                            107,072      113,062
 Retained earnings                                 2,712        2,661
                                                 -------      -------
                                                 307,452      307,352
 Foreign currency translation adjustment            (819)        (842)
                                                 -------      -------
 Total capitalization                            306,633      306,510
                                                 -------      -------
TOTAL LIABILITIES AND CAPITALIZATION            $868,686     $819,576
                                                ========     ========

See Notes to Condensed Consolidated Financial Statements.

                          COTTER & COMPANY

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                           (000's Omitted)

                             (UNAUDITED)





                                 FOR THE THIRTEEN       FOR THE THIRTY-NINE
                                    WEEKS ENDED           WEEKS ENDED
                               --------------------    ----------------------
                               September  September    September   September
                                  28,        30,          28,         30,
                                 1996       1995         1996        1995
                               ---------  ---------    ---------   ----------
Revenues                       $599,893   $594,808    $1,822,901  $1,840,663
                               --------   --------    ----------  ----------
Cost and expenses:

  Cost of revenues              548,983    544,407     1,673,480   1,686,660
  Warehouse, general and
   administrative                31,773     29,676       103,787      96,680
  Interest paid to Members        4,393      5,047        13,778      15,476
  Other interest expense          2,721      2,083         7,606       7,362
  Other income, net                 311         18           135        (466)
  Income  tax  expense              160        130           480         360
                                -------   --------     ---------   ---------
                                588,341    581,361     1,799,266   1,806,072
                                -------   --------     ---------   ---------
Net margins                    $ 11,552  $  13,447    $   23,635  $   34,591
                               ========  =========    ==========  ==========


      See Notes to Condensed Consolidated Financial Statements.

                         COTTER & COMPANY

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE THIRTY-NINE WEEKS ENDED

                          (000's Omitted)

                            (UNAUDITED)

                                               September 28,    September 30,
                                                   1996            1995

Operating activities:
  Net margins                                   $  23,635       $  34,591
   Adjustments to reconcile net margins
    to cash and cash equivalents from
    operating activities:
    Statement of operations components
    not affecting cash and cash equivalents        18,828          18,475
   Net change in working capital components      (100,410)         (9,856)
                                                 --------         -------
  Net cash and cash equivalents provided by
   (used for) operating activities                (57,947)         43,210
                                                 --------         -------
Investing activities:
  Additions to properties owned                   (16,487)        (15,998)
  Proceeds from sale of properties owned              210           4,160
  Changes in other assets                           3,973          (1,042)
                                                 --------         -------
  Net cash and cash equivalents used for
   investing activities                           (12,304)        (12,880)
                                                 --------         -------
Financing activities:
  Proceeds (payments) of short-term borrowings     75,382          (1,287)
  Payment of annual patronage dividend            (18,315)        (18,383)
  Payment of notes, long term debts,
  lease obligations and Class A common stock       (7,719)        (10,933)
                                                  -------         -------
  Net cash and cash equivalents provided by
   (used for) financing activities                 49,348         (30,603)
                                                  -------         -------

Net decrease in cash and cash equivalents         (20,903)           (273)

Cash and cash equivalents at beginning
 of the year                                       22,473           1,831
                                                  -------         -------
Cash and cash equivalents at end of the period   $  1,570       $   1,558
                                                 ========       =========


     See Notes to Condensed Consolidated Financial Statements.

                         COTTER & COMPANY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED)



NOTE 1 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended September 28, 1996 and the condensed consolidated statement of operations and statement of cash flows for the period ended September 30, 1995 are unaudited and, in the opinion of the management of Cotter & Company (the Company), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 30, 1995 included in the Company's Post-Effective Amendment No.5 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1995 Annual Report on Form 10-K.


NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1995 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. Annually, the Board of Directors reviews the annual patronage dividend to ensure that the Company is adequately capitalized. The estimated patronage dividend for the thirty-nine weeks ended September 28, 1996 is $23,584,000 compared to $35,009,000 for the corresponding period in 1995.


NOTE 3 - INVENTORIES

   Inventories consisted of:             September 28,    December 30,
                                             1996             1995
                                         -------------    ------------
                                         (UNAUDITED)
                                               (000's Omitted)

   Manufacturing inventories:
     Raw materials                       $  3,126           $  2,139
     Work-in-process and finished goods    21,942             19,407
                                         --------           --------
                                           25,068             21,546
   Merchandise inventories                343,544            293,765
                                         --------           --------
                                         $368,612           $315,311
                                         ========           ========

Item 2.MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS:

Revenues decreased by $17,762,000 or 1.0% compared to the same period last year. The decrease was attributable to the phase out of the V&S Variety division and the sale of the General Power Equipment manufacturing division. Comparable shipments to Member stores increased 3.6% compared with the prior year.

Gross margins decreased by $4,582,000 or 3.0%. Gross margins as a percentage of revenues declined to 8.2% from 8.4% for the same period last year. The decrease in gross margin was primarily attributable to the expanded Pinpoint Pricing program and the resigned business of the V&S Variety division and the General Power Equipment manufacturing division.

Warehouse,   general  and  administrative  expenses  increased   by
$7,107,000 or 7.4% and as a percentage of revenues was 5.7% compared to 5.3% for the same period last year. The increase was primarily the result of moving expenses, organizational improvements in the area of management information services and member incentives connected with the trueAdvantage program.

Interest paid to Members decreased by $1,698,000 or 11.0% primarily due to a lower principal balance and lower average interest rates.

Other interest expense increased by $244,000 or 3.3% compared to the same period last year primarily due to higher short-term borrowings partially offset by a lower average interest rate.

Net margins were $23,635,000 compared to $34,591,000 for the same period last year.


THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 COMPARED WITH THE YEAR ENDED DECEMBER 30, 1995

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a seasonal need for cash. During the first nine months of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities. The Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities, if necessary, for the remainder of the year.

At the end of the third quarter of 1996, inventories increased by $53,301,000 to support anticipated future orders of seasonal merchandise. Accounts and notes receivable increased by $14,308,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $75,382,000 in support of the increased inventories and accounts receivables combined with a decrease of $11,057,000 in accounts payable and accrued expenses.

At September 28, 1996, net working capital remained comparable at $202,672,000 compared to $203,000,000 at December 30, 1995. The current  ratio decreased to 1.42 at September 28, 1996 compared  to
1.47 at December 30, 1995.

The Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The Company has also established a $125,000,000 five-year revolving credit facility with a group of banks. Borrowings under these agreements were $78,039,000 at September 28, 1996.

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

Total capital expenditures, including those made under capital leases, were $16,487,000 for the thirty-nine weeks ended September 28, 1996 compared to $15,998,000 during the comparable period in 1995. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and the National Headquarters. Funding of any additional 1996 capital expenditures is anticipated to come from operations and external sources, if necessary.


THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 1995

RESULTS OF OPERATIONS:

Revenues  increased  by $5,085,000 or 0.9%  compared  to  the  same period last year. This increase was the result of increased merchandise shipments to existing True Value Members from the Company's regional distribution network and manufacturing facilities.

Gross margins increased by $509,000 or 1.0% and as a percentage of revenues remained comparable with the same period last year at 8.5%. The increase in gross margin was the result of the increased sales and change in product mix.

Warehouse,   general  and  administrative  expenses  increased   by
$2,097,000 or 7.1% and as a percentage of revenues, increased to 5.3% compared to 5.0% for the same period last year. The increase was
primarily   the   result   of improvements in the area of management
information services and member incentives connected with the trueAdvantage program.

Interest paid to Members decreased by $654,000 or 13.0% primarily due to a lower principal balance and lower average interest rates.

Other interest expense increased by $638,000 or 30.6% compared to the same period last year due to higher short-term borrowings.

Net margins were $11,552,000 compared to $13,447,000 for the same period last year.



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




                                        COTTER & COMPANY




Date:November 12, 1996                    By /s/ KERRY J. KIRBY
                                             Kerry J. Kirby
                                             Vice President, Treasurer
                                              and  Chief  Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)