Form 10-K405
period 1996-12-28
COTTER & CO
filed 1997-03-27
CIK 25095

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     (MARK ONE)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM             TO
                            ------------------------
COMMISSION FILE NUMBER 2-20910

                                COTTER & COMPANY

             (Exact name of Registrant as specified in its charter)

                      DELAWARE                                                   36-2099896
           (State or other jurisdiction of                                    (I.R.S. Employer
           incorporation or organization)                                    Identification No.)

       8600 WEST BRYN MAWR AVENUE, CHICAGO, ILLINOIS                   60631-3505
          (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (773) 695-5000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.        YES X .  NO __.

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
                       CLASS                           FEBRUARY 22, 1997
                       -----                           -----------------
CLASS A COMMON STOCK, $100 PAR VALUE................              48,510
CLASS B COMMON STOCK, $100 PAR VALUE................           1,116,074

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     Cotter & Company (the "Company") was organized as a Delaware corporation in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. The Company's principal executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois, 60631-3505. Its telephone number is (773) 695-5000.

     The Company is a Member-owned wholesaler of hardware and related merchandise. Historically, it has been the largest cooperative wholesaler of hardware and related merchandise in the United States. The Company also manufactures paint and paint applicators. For reporting purposes, the Company operates in a single industry as a Member-owned wholesaler cooperative.

     On December 9, 1996, the Boards of Directors of the Company and ServiStar Coast to Coast Corporation ("SCC") agreed to merge the two companies pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). SCC is a $1,700,000,000 hardware wholesaler with a strong presence in retail lumber and building materials. The transaction is subject to customary closing conditions, including approval by the stockholders of both companies, and is expected to be completed on July 1, 1997. Following completion of the merger, the Company will be renamed TruServ Corporation.

     Membership entitles a Member to use certain Company trademarks and trade names, including the federally registered collective membership trademark indicating membership in "True Value(R) Hardware Stores". The "True Value(R)" collective membership mark has a present expiration date of January 2, 2003.

     The Company serves approximately 5,300 True Value(R) Hardware Stores throughout the United States. Primary concentrations of Members exist in California (approximately 8%), Illinois and New York (approximately 6% each), Pennsylvania and Texas (approximately 5% each) and Michigan and Wisconsin (approximately 4% each).

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                   FOR THE FISCAL YEARS
                                                 ------------------------
                                                  1996     1995     1994
                                                 ------   ------   ------
Hardware Goods.................................   22.4%    22.3%    20.1%
Electrical and Plumbing........................   18.2%    17.7%    15.8%
Painting and Cleaning..........................   14.0%    13.3%    14.4%
Farm and Garden................................   13.8%    13.3%    12.5%
Lumber and Building Materials..................   12.8%    12.7%    12.9%
Appliances and Housewares......................   11.2%    11.7%    10.4%
Sporting Goods and Toys........................    7.6%     9.0%    13.9%

     The Company serves its Members by functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its Members. These benefits are passed along to its Members in the form of lower prices and/or patronage dividends. The Company has numerous individual agreements or commitments from its suppliers, virtually all of which are terminable by such suppliers without cause. Such provisions, either individually or in the aggregate, have not had any material adverse effect on the Company's ability to conduct its business. The goods and services purchased by the Company from these suppliers are generally available from a wide variety of sources. The Company is not dependent upon any one supplier or group of suppliers and has not experienced a problem in obtaining necessary goods. The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and the availability of new merchandise. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 49% of total sales); (2) direct shipment sales

(approximately 41% of total sales); and (3) relay sales (approximately 10% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is not normally held in inventory and is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint and paint applicators. The principal raw materials used by the Company are chemicals including among other ingredients, resins, solvents, coalescent extenders and pigments. All raw materials are purchased from outside sources. There are no minimum/maximum purchase obligations with the vendors and they have the right to terminate their agreements at any time. Currently, there is no shortage, nor is any anticipated, of such raw materials which would materially impact operations. The raw materials purchased by the Company from these vendors are generally available from a variety of sources. The Company is not dependent upon any one supplier and has not experienced a problem in obtaining necessary raw materials.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 1997, these markets will be held in Atlanta and New Orleans. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season are displayed to attending Members.

     As of February 22, 1997 and February 24, 1996, the Company had a backlog of firm orders (including relay orders) of approximately $16,000,000 and $23,000,000 respectively. It is anticipated that the entire backlog existing at February 22, 1997 will be filled by April 1, 1997. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are Member orders for new or seasonal merchandise placed at the Company's two markets, for delivery during the several months subsequent to the markets. Thus, the Company will have a relatively high backlog at the end of each market which will diminish in subsequent months until the next market.

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses served by the Company continue to face intense competition from chain stores, discount stores, home centers and warehouse operations. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of retail space, have cut into operating margins and brought pressures for lower merchandise costs, to which the Company has been responsive through a retail oriented competitive pricing strategy on high turnover, price sensitive items (Pinpoint Pricing program). The trueAdvantage(TM) program was introduced in 1995 to promote higher retail standards in order to build consumer loyalty and create a positive image for all True Value(R) stores. The trueAdvantage(TM) program is a voluntary program developed to help Members meet the wants and needs of the retail customer coming into hardware stores. The program establishes twelve standards to be met for the benefit of the retail customer. Included are state-of-the-art, high-tech standards like in-store computerization and participation in the Cotter Satellite Network as well as various "low-tech" essentials. The benefits of being a trueAdvantage(TM) Member include below market-rate business improvement financing and a 5% year-end discount on increases in their warehouse purchases. Over 1,000 Members have committed to the trueAdvantage(TM) program.

     The Company competes with other Member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include price, service capabilities, promotional support and merchandise selection and quality. Increased operating expenses and decreased margins have resulted in several non-member-owned wholesalers withdrawing from business.

     The Company, through a Canadian subsidiary, owns a majority equity interest in Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves 505 True Value(R) Hardware and V&S(R) Variety Stores, all located in Canada. The cooperative has approximately 325 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1996.

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

     The Company's By-Laws provide for the payment of year-end patronage dividends, after payment of at least 20% of such patronage dividends in cash, in qualified written notices of allocation including (i) Class B common stock based on book value thereof, to a maximum of 2% of the Member's net purchases of merchandise from the Company for the year (except in unusual circumstances of individual hardships, in which case the Board of Directors reserves the right to make payments in cash), (ii) promissory (subordinated) notes, or (iii) other property. Such promissory (subordinated) notes are for a five year term, bear interest at a fixed rate based on a premium spread above comparable U.S. Treasury notes as approved by the Board of Directors, and are subordinated to all other debt of the Company. The Company may also issue nonqualified written notices of allocation to its Members as part of its annual patronage dividend. See "Payment of Patronage Dividends in Accordance with the Internal Revenue Code."

     In determining the form of the annual patronage dividend, a Member's required investment in Class B common stock of the Company had been limited by the Board of Directors to an amount in the aggregate not exceeding an amount (computed on the basis of par value thereof and to the nearest multiple of $100) equal to (i) two percent (2%) of a Member's net purchases of direct shipment sales from the Company and purchases of direct shipment sales of 'Competitive Edge Program Lumber' materials computed separately at one percent (1%), (ii) four percent (4%) of a Member's net purchases of relay sales from the Company and (iii) eight percent (8%) of a Member's net warehouse purchases from the Company in the year of the highest total net purchases of the three preceding years. In 1996, the Board of Directors adopted a plan to continue to adequately capitalize the Company. The percentage method described in items (i) through
(iii) has been superseded by the Board of Directors' 1996 plan, which plan is set forth in the Merger Agreement. The annual application of the requirements set forth in the Merger Agreement results in the issuance of a number of shares of Class B common stock, the cumulative value of which will not exceed two percent (2%) of the

Member's net purchases of merchandise from the Company. In that each Member currently has equal voting power (voting rights being limited to Class A common stock), acquisition of Class B common stock as patronage dividends generally results in the larger-volume Members having greater common stock equity in the Company but a lesser proportionate voting power per dollar of common stock owned than smaller-volume Members. See the Merger Agreement for the amounts of Class B common stock a Member is required to acquire through his or her patronage dividend. The indicated percentages are multiplied by the Member's purchase levels of the merchandise categories set forth in the Merger Agreement. The amount of such required investment is determined by majority vote of the Board of Directors, and may be increased or decreased by such vote. The basis for determining the necessity of an increase or decrease is through evaluation of the financial needs of the Company, keeping in mind the needs of the membership. The consideration and method of payment for such shares is by way of the required amount being calculated as part of the annual patronage dividend distribution amount.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Code specifically provides for the taxation of cooperatives (such as the Company) and their patrons (such as the Company's Members) so as to ensure that the business earnings of cooperatives are currently taxable either to the cooperatives or to the patrons.

     The shares of Class B common stock, the promissory (subordinated) notes and other written notices, which disclose to the recipient the stated amount allocated to him by the Company and the portion thereof which is a patronage dividend, distributed by the Company to its Members are "written notices of allocation" within the meaning of that phrase as used in the Code. For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that the Company pay 20% or more of the annual patronage dividend in cash and that the Members consent to having the allocations (at their stated dollar amount) treated as being constructively received by them and includable in their gross income. Such written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code. Cash, qualified written notices, and other property (except nonqualified written notices of allocation) are currently deducted from earnings in determining the taxable income of the Company and, accordingly such qualified written notices of allocation are includable in gross income of the patron (Member). Section 1385(a) of the Code provides, in substance, that the amount of any patronage dividend which is paid in cash, qualified written notices of allocation or other property (except nonqualified written notices of allocation) shall be included in the gross income of the patron (Member) for the taxable year in which it receives such cash or such qualified written notices of allocation. In general, with respect to nonqualified written notices of allocation, no amounts are deductible by the Company or includible in gross income of the patron (Member) until redeemed by the Company.

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

     Under the provisions of the Code, persons who become or became Members of the Company or who retained their status as Members after adoption of the By-Laws providing that membership in the organization constitutes consent, and after receiving written notification and a copy of the By-Laws are deemed to have consented to the tax treatment of the cash and the qualified written notices of allocation in which the patronage dividends are paid, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing Member and have been, and will continue to be, delivered to each party that became, or becomes a Member thereafter. Such consent is then effective except as to patronage occurring after the distributee ceases to be a Member of the organization or after the By-Laws of the organization cease to contain the provision with respect to the above described consent. Such consent may be revoked by the Member only by terminating its membership in the Company in the manner provided in its Retail Member Agreement.

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

                                     MERGER

     At the Company's Annual Meeting, holders of Class A common stock will be asked to consider and vote upon a proposal to approve the Merger Agreement, including the issuance of the shares of common stock pursuant to the Merger Agreement, amendment and restatement of the Certificate of Incorporation as set forth in the Merger Agreement, ratification of revised By-Laws for TruServ Corporation ("TruServ"), and ratification of the revised form of the Retail Member Agreement as set forth in the Merger Agreement. The Amended and Restated Certificate of Incorporation will, among other things, increase the number of authorized shares of Class A common stock to 750,000 shares and the number of Class B common stock to 4,000,000 shares, eliminate cumulative voting, eliminate the requirement that all stockholders own the same number of shares of Class A common stock and change the name of the Company to TruServ. At the same meeting, holders of Class B common stock will be asked to consider and vote upon approving the increase in the number of authorized shares of Class B common stock to 4,000,000 shares. By approving the Merger, Members will be voting to increase their investment in TruServ with respect to the same retail stores for which they have already made their existing investment.

     Votes Required; Record Date. Approval of the Merger Proposal requires the affirmative vote of the holders of a majority of the Company's outstanding shares of Class A common stock. Holders of Class A common stock are entitled to one vote per share on all matters. Approval of the proposal to increase the maximum authorized amount of Class B common stock requires the affirmative vote of the holders of a majority of the outstanding shares of Class B common stock. Holders of Class B common stock are entitled to one vote per share on such proposal. Only holders of the Company's Stock at the close of business on February 10, 1997 (the "Record Date") are entitled to notice of and to vote at the Company's Annual Meeting.

     Conversion of Securities. Upon consummation of the transactions contemplated by the Merger Agreement, (i) SCC will be merged with and into the Company, with the Company being the surviving corporation (and thereafter known as TruServ Corporation), and (ii) each outstanding share of SCC common stock and SCC Series A stock (excluding those shares thereof canceled pursuant to Article III of the Merger Agreement) will be converted into the right to receive one fully paid and non-assessable share of TruServ Class A common stock and each two outstanding shares of SCC preferred stock will be converted into the right to receive one fully paid and non-assessable share of TruServ Class B common stock. No fractional shares of TruServ stock will be issued in connection with such exchange. Cash will be delivered in lieu of fractional or canceled shares. Based on the number of shares of SCC stock outstanding on the SCC record date, it is expected that approximately 262,348 and 1,083,752 shares of TruServ Class A common stock and Class B common stock, respectively, will be issued in connection with the Merger. It is anticipated that an additional approximately 250,000 shares of TruServ Class A common stock will be purchased by those pre-Merger stockholders of the Company to satisfy the new Class A common stock ownership requirement applicable to such Members as contemplated by the Merger Agreement.

     Retail Member Agreement. After the Effective Time of the Merger, all the Company's Members, and those SCC Members who voted in favor of the Merger Agreement, will be governed by the form of Retail Member Agreement attached to the Merger Agreement as Exhibit 3.8. Such Retail Member Agreement is an amendment and restatement of the existing Retail Member Agreement. All the Company stockholders, regardless of their vote for or against the Merger or their abstention from such vote, will be deemed to be bound by the agreement, as amended. A vote to approve the Merger Agreement by an SCC Member will be deemed to constitute that Member's agreement to accept and be bound by the terms of the Retail Member Agreement, in cancelation and replacement of such SCC Member's existing Retailers/Distributors Agreement(s) with SCC. The Hardware/Lumber Operations of such Member will after the Effective Time be conducted as part of the cooperative activities of TruServ and be governed by the Certificate of Incorporation, By-Laws and Retail Member Agreement of TruServ as in effect from time to time. The SCC Membership Agreement of each SCC Member voting against the Merger, or abstaining with respect thereto, together with any related license or franchise agreements, shall be assigned by SCC to TruServ without further action, subject to any terminations and replacements as may be agreed upon between each such SCC Member and TruServ. Whether or not an individual Member votes for, against or abstains from the Merger, if the Merger is approved by the requisite vote of SCC and the Company's Members, going forward all Members will belong to and be a part of TruServ, sharing in the benefits and advantages of membership in the new cooperative. The TruServ Class A common shares received by SCC Members as a result of the Merger will satisfy applicable Class A common stock ownership requirements for such Members. As members of TruServ, all Members will be bound by TruServ's By-Law consent provision.

ITEM 2. PROPERTIES.

     The Company's national headquarters is located in Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                       SQUARE FEET OF                          LEASE
                                                       WAREHOUSE AND                        EXPIRATION
                      LOCATION                          OFFICE AREA        INTEREST            DATE
                      --------                         --------------      --------         ----------
   Chicago, Illinois.............................          980,000           Owned
   Chicago, Illinois.............................          175,000          Leased       December 31, 2010
   Chicago, Illinois.............................           83,000          Leased       October 31, 2000
   Corsicana, Texas..............................          450,000           Owned
   Denver, Colorado..............................          360,000          Leased       June 30, 2004
   Fogelsville (Allentown), Pennsylvania.........          600,000           Owned
   Harvard, Illinois.............................          750,000           Owned
   Harvard, Illinois.............................          720,000           Owned
   Henderson, North Carolina.....................          300,000           Owned
   Indianapolis, Indiana.........................          420,000           Owned
   Jonesboro (Atlanta), Georgia..................          360,000           Owned
   Kansas City, Missouri.........................          415,000           Owned
   Kingman, Arizona..............................          375,000           Owned
   Manchester, New Hampshire.....................          525,000           Owned
   Mankato, Minnesota............................          320,000           Owned
   Ocala, Florida................................          375,000           Owned
   Peachtree City, Georgia.......................           60,500          Leased       November 24, 2005
   Portland, Oregon..............................          405,000           Owned
   Westlake (Cleveland), Ohio....................          405,000           Owned
   Winnipeg, Manitoba............................          432,000           Owned
   Woodland, California..........................          350,000           Owned

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

     In August 1995, the Company closed, but is currently sub-leasing, a portion of the 720,000 square foot Harvard, Illinois facility formerly used to manufacture outdoor power equipment.

     In 1996, the Company closed the 980,000 square foot Chicago, Illinois facility formerly used as the Company's national headquarters. The facility is available for sale.

     Information with respect to the Company's manufacturing facilities is set forth below:

                                                  SQUARE FEET OF
                                                  MANUFACTURING         PRINCIPAL
                   LOCATION                            AREA              PRODUCT         INTEREST
                   --------                       --------------        ---------        --------
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the common stock of the Company and there is no expectation that any market will develop. The Company's Class A common stock is owned almost exclusively by retailers of hardware and related products each of whom is a Member of the Company and purchases ten shares (which number will increase to 60 after consummation of the Merger described in Item 1 above) of the Company's Class A common stock (the only class of voting stock) upon becoming a Member. The Company is organized as a Delaware stock corporation and operates as a Member-owned wholesaler cooperative corporation. The shares of the Company's Class B common stock now outstanding were issued to Members in partial payment of the annual patronage dividend to which they became entitled as a result of patronage business done by such Members with the Company. In accordance with the Company's By-Laws, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The number of holders of record (as of February 22, 1997) of each class of stock of the Company is as follows:

                                                                 NUMBER OF
                                                                HOLDERS OF
                                                                  RECORD
                       TITLE OF CLASS                           ----------
Class A common stock, $100 Par Value........................       4,851
Class B common stock, $100 Par Value........................       4,771

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of the Company's Certificate of Incorporation, may be declared out of gross margins of the Company, other than gross margins from operations with or for Members and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors. Dividends may be paid in cash, in property, or in shares of the common stock, subject to the provisions of the Certificate of Incorporation. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, the Company has not paid dividends on its Class A common stock or Class B common stock. The Board of Directors does not plan to pay dividends on either class of common stock. See the discussion of patronage dividends under Item 1--Business.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                              FOR THE FISCAL YEARS
                                       ------------------------------------------------------------------
                                          1996          1995          1994          1993          1992
                                       ----------    ----------    ----------    ----------    ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues...........................    $2,441,707    $2,437,002    $2,574,445    $2,420,727    $2,356,468
Gross margins......................    $  196,636    $  202,068    $  223,331    $  217,921    $  216,608
Net margins........................    $   52,410    $   59,037    $   60,318    $   57,023    $   60,629
Patronage dividends................    $   53,320    $   60,140    $   60,421    $   54,440    $   60,901
Total assets.......................    $  853,985    $  819,576    $  868,785    $  803,528    $  833,372
Long-term debt and obligations
  under capital leases.............    $   80,145    $   79,213    $   75,756    $   69,201    $   72,749
Promissory (subordinated) and
  instalment notes payable.........    $  185,366    $  186,335    $  199,099    $  217,996    $  235,695
Class A common stock...............    $    4,876    $    5,294    $    6,370    $    6,633    $    6,857
Class B common stock...............    $  114,053    $  113,062    $  116,663    $  110,773    $  108,982
Book value per share of Class A
  common stock and Class B common
  stock(a).........................    $   101.89    $   102.68    $   103.57    $   103.85    $   101.42

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     In fiscal year 1996, the Company's revenues were $2,441,707,000, an increase of 0.2% from fiscal year 1995. Current year revenues were influenced by the 1995 phase-out of the V&S(R) Variety and General Power Equipment divisions. Comparable store revenues increased 4.4% due to improved Member participation. Fiscal year 1996 revenue increases were concentrated in the core merchandise categories of Electrical and Plumbing, up 4.0%, Painting and Cleaning, up 5.0%, Farm and Garden, up 3.8% and Lumber and Building Materials, up 2.4%. Additionally, the Company continued to pursue business opportunities such as International and trueAdvantage, which both increased 14.2%. Also, the Company further expanded the Pinpoint Pricing program to further reduce the selling price of many core hardware and related products.

     Overall gross margins, as a percent of revenues, decreased for the fifth year in a row to 8.1% from 8.3% in fiscal year 1995. The reduction in gross margin was the result of a more competitive pricing strategy, which included the expanded Pinpoint Pricing program that resulted in a $7,100,000 price reduction to the Members. Other strategies, predominantly the trueAdvantage program, returned an additional $2,000,000 to the Members.

     Warehouse, general and administrative expenses increased slightly compared to the prior year but as a percent of revenues remained comparable at 4.7% with the prior year, due to management's continued effort to control operating expense and an expense recovery associated with prior years' favorable risk loss experience.



     Certain estimates of warehouse, general and administrative expenses are recorded throughout the year including expenses related to incurred but not reported healthcare claims, premiums for comprehensive insurance, capitalizable inventory related costs and other expense items. During the fourth quarter of fiscal 1996, the Company recorded approximately $11 million of net reductions in warehouse, general and administrative expenses relating to the refinement of these estimates recorded in the prior three quarters, a refund of insurance premiums of approximately $7 million and cost recoveries from manufacturers of approximately $5 million related to the Fall market.



     Interest paid to Members decreased by $2,167,000 or 10.5% primarily due to a lower principal balance and lower average interest rates.



     Other interest expense increased by $877,000 or 9.4% compared to last year primarily due to higher short-term borrowings partially offset by a lower average interest rate.



     Net margins were $52,410,000 for the year ended December 28, 1996 compared to $59,037,000 for the year ended December 30, 1995.



  FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994



     In fiscal year 1995, the Company's revenues were $2,437,002,000, a decrease of 5.3% from fiscal year 1994. This decrease was attributable to the phase-out of the V&S(R) Variety division and the sale of the General Power Equipment manufacturing division. Comparable sales categories were flat with the prior year due to the soft economy and unusual weather in the United States, combined with the declining sales in Mexico. In addition, the Company expanded the Pinpoint Pricing program which reduced the selling price of many core hardware and related products.


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


     Other interest increased due to the increase in the Company term note program.


     Net margins were $59,037,000 for the year ended December 30, 1995 compared to $60,318,000 for the year ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES


     Cash and cash equivalents decreased from $22,473,000 at December 30, 1995, to $1,662,000 at December 28, 1996. This decrease was primarily due to cash flow used for operating activities. Cash used for operating activities was $9,609,000 for the year ended December 28, 1996 compared to cash flow provided by operating activities of $106,640,000 for the year ended December 30, 1995. The decrease in cash flow from operating activities resulted from increased inventory levels to better service the needs of Members with expanded inventory selection and improved service levels. Inventory levels increased by $32,243,000 in fiscal year 1996 compared to a $69,436,000 decrease in fiscal year 1995. Additionally, accounts and notes receivables used cash flow from operating activities of $38,581,000 due to seasonal payment terms extended to Members.



     Cash flows of $21,767,000 used for investing activities increased slightly from the previous fiscal year.



     These uses of cash flows were funded by financing activities which provided cash flow of $10,565,000 in fiscal year 1996.

     At December 28, 1996, net working capital decreased slightly to $201,304,000 from $202,999,000 at December 30, 1995. The current ratio decreased to 1.43 at December 28, 1996 from 1.47 at December 30, 1995.

     The Company has established a $125,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The Company pays commitment fees for these lines. The borrowings under these agreements were $70,594,000 at December 28, 1996 and $2,657,000 at December 30, 1995. In
addition, the Company has a private shelf agreement with available borrowings up to $50,000,000.

     The Company's capital is primarily derived from Class A common stock and retained earnings, together with promissory (subordinated) notes and nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. Funds derived from these capital resources are usually sufficient to satisfy long-term capital needs.

     Total capital expenditures, including those made under capital leases, were $23,708,000 in fiscal year 1996 compared to $28,912,000 in fiscal year 1995 and $21,427,000 in fiscal year 1994. These capital expenditures were principally related to additional equipment and technological improvements at the regional distribution centers and national headquarters. Funding of capital expenditures in fiscal year 1997 is anticipated to come from operations and external sources if necessary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and report of independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the Company are:

                                                                     POSITION(S) HELD AND
               NAME                    AGE                           BUSINESS EXPERIENCE
               ----                    ---                           --------------------
Karen M. Agnew......................   54         Vice President since February, 1992. Director of National
                                                  Headquarters Support from July, 1991 to February, 1992.

Joe W. Blagg........................   47         Director since April, 1996. Term for the Company expires
                                                  April, 1999. Selected for the TruServ Board. Term expires
                                                  April, 1998.

Daniel T. Burns.....................   46         Vice President and General Counsel since November, 1990 and
                                                  Secretary since February, 1995.

Danny R. Burton.....................   50         Vice President Retail Development since May, 1992.

William M. Claypool, III............   74         Director since March, 1970. Term for the Company expires
                                                  April, 1997. Selected for the TruServ Board. Term expires
                                                  April, 2000.

Samuel D. Costa, Jr. ...............   55         Director since July, 1988. Term for the Company expires
                                                  April, 1999.

Daniel A. Cotter....................   62         President and Chief Executive Officer since January, 1983
                                                  and Director since September, 1989. Term for the Company
                                                  expires April, 1999. Selected for the TruServ Board. Term
                                                  expires April, 1998.

Leonard C. Farr.....................   75         Director since March, 1972. Term for the Company expires
                                                  April, 1999.

William M. Halterman................   49         Director since June, 1990. Term for the Company expires
                                                  April, 1998. Selected for the TruServ Board. Term expires
                                                  April, 1999.

Robert F. Johnson...................   53         Vice President since January, 1994. Director of Corporate
                                                  Planning and Information Services from March, 1992 to
                                                  January, 1994.

Jerrald T. Kabelin..................   59         Director since April, 1985. Term for the Company expires
                                                  April, 1997. Selected for the TruServ Board. Term expires
                                                  April, 1999.

Kerry J. Kirby......................   50         Vice President, Treasurer and Chief Financial Officer
                                                  (Principal Financial and Accounting Officer) since
                                                  November, 1990.

Charles L. Kremers..................   46         Vice President since April, 1995. Director of Marketing
                                                  from February, 1994 to April, 1995. Prior position was a
                                                  Vice President of Advertising and Sales Promotions for a
                                                  retail computer company.

Robert J. Ladner....................   50         Director since April, 1994. Term for the Company expires
                                                  April, 1997. Chairman of the Board for the Company since
                                                  April, 1996. Selected for the TruServ Board. Term expires
                                                  April, 1999.

Robert M. Liebgott..................   46         Appointed Vice President in December, 1996. Prior position was Vice President of Merchandising and Advertising of a
                                                  hardware industry corporation.

John F. Lottes, III.................   56         Director since April, 1996. Term for the Company expires in
                                                  April, 1997.

Lewis W. Moore......................   84         Director since June, 1948. Term for the Company expires
                                                  April, 1997.

Kenneth M. Noble....................   39         Director since April, 1995. Term for the Company expires
                                                  April, 1998.

Robert Ostrov.......................   47         Appointed Senior Vice President in February, 1997. Prior
                                                  position was Vice President of Human Resources and Benefits
                                                  Organization for a retail company.

Richard L. Schaefer.................   67         Director since May, 1976. Term for the Company expires
                                                  April, 1998.

John P. Semkus......................   50         Vice President Distribution and Transportation since June,
                                                  1988.

George V. Sheffer...................   44         Director since July, 1994. Term for the Company expires
                                                  April, 1998. Selected for the TruServ Board. Term expires
                                                  April, 2000.

Dennis A. Swanson...................   57         Director since April, 1995. Term for the Company expires
                                                  April, 1999. Selected for the TruServ Board. Term expires
                                                  April, 1998.

John M. West, Jr....................   44         Director since October, 1991. Term for the Company expires
                                                  April, 1998. Selected for the TruServ Board. Term expires
                                                  April, 1998.


---------------
During the past five years, the principal occupation of each director of the Company, other than Daniel A. Cotter, was the operation of retail hardware stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Management Development and Compensation Committee of the Board of Directors (the "Committee") consists of five non-employee directors: Samuel D. Costa, Jr. (Chairman), Jerrald T. Kabelin, Lewis W.

Moore , Kenneth M. Noble and Dennis A. Swanson. In addition, Robert J. Ladner, Chairman of the Board of Directors, and Daniel A. Cotter, President and Chief Executive Officer, served as ex-officio members of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension and certain other benefit plans. The Committee calls upon outside consultants for assistance, as necessary.

     The Committee meets at least annually. In fiscal year 1996, the Committee met on three occasions. Primary responsibilities of the Committee include:

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

     The annual incentive plan is designed to ensure that executive compensation varies in relation to achievement of annual performance goals. In fiscal year 1996, the plan's overall Company goal was based on achieving Member payout and revenue objectives. Each executive's incentive award was determined by Member payout results.

     The long-term incentive plan assures a continuing focus on the Company's future. Goals are set for performance achievement over three-year intervals. A new performance period starts each year and goals for each three-year cycle currently underway are related to achievement of revenue growth.

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1996 and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-
                NAME AND                                                          OTHER            TERM
           PRINCIPAL POSITION                YEAR     SALARY     BONUS(1)    COMPENSATION(2)    INCENTIVES
           ------------------                ----     ------     --------    ---------------    ----------
Daniel A. Cotter.........................    1996    $575,000    $310,500        $ 6,656         $     --
  President and Chief                        1995     500,000     250,000          6,305               --
  Executive Officer                          1994     500,000     375,000          4,430          250,000
Steven J. Porter (3).....................    1996     393,750     149,200          6,750               --
  Executive Vice President                   1995     375,000     131,250          6,461               --
  and Chief Operating Officer                1994     325,000     170,625         58,719               --
Kerry J. Kirby...........................    1996     262,500      85,100          5,719               --
  Vice President, Treasurer and              1995     250,000      75,000          6,750               --
  Chief Financial Officer                    1994     225,000     101,250          6,930           45,000
Daniel T. Burns..........................    1996     236,250      87,500          6,750               --
  Vice President, Secretary                  1995     225,000      67,500          6,750               --
  and General Counsel                        1994     175,000      78,750          6,906           35,000
David W. Christmas (3)...................    1996     210,000      68,000          6,688               --
  Vice President,                            1995     200,000      60,000          3,750               --
  Merchandising                              1994      80,200      26,250             --               --

---------------
(1) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year.

(2) Other compensation consists primarily of Company contributions to the Cotter & Company Employee's Savings and Compensation Deferral Plan (the "Savings Plan"). Under the Savings Plan, each participant may elect to make a contribution in an amount of up to ten percent (10%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $9,500 of the executive officer's salary in fiscal year 1996 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation. Mr. Porter's other compensation includes $56,891 of relocation payments in fiscal year 1994.

(3) Steven J. Porter and David W. Christmas resigned from their positions in the first quarter of 1997.

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

     No loans were made by the Company to its executive officers or to its directors during the last three fiscal years.

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

     A new plan starts each year with goals set for the next three-year period. A range of estimated payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 1997, and paid in fiscal year 1998 is shown in the following table:

                     NAME                         PERFORMANCE PERIOD    THRESHOLD     TARGET     MAXIMUM
                     ----                         ------------------    ---------     ------     -------
Daniel A. Cotter..............................        1995-1997         $143,750     $287,500    $431,250
Kerry J. Kirby................................        1995-1997           28,090       56,180      84,270
Daniel T. Burns...............................        1995-1997           25,280       50,560      75,840

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

     The Supplemental Plan is not a qualified plan under the Code. Benefits payable under the Supplemental Plan will be financed through internal operations. The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts which may be considered under the Plan in determining retirement benefits. This limit is $160,000 for 1997. Section 415 of the Code outlines the maximum annual benefit which may be payable from the Plan during the year; The dollar limit is $125,000 for 1997 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the Plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                                  YEARS OF SERVICE
                 AVERAGE                      --------------------------------------------------------
               COMPENSATION                      10          15          20          25          30
------------------------------------------    --------    --------    --------    --------    --------
$1,000,000................................    $258,926    $366,115    $473,305    $473,305    $473,305
   900,000................................     231,641     328,112     424,582     424,582     424,582
   800,000................................     204,357     290,108     375,860     375,860     375,860
   700,000................................     177,072     252,105     327,137     327,137     327,137
   600,000................................     149,788     214,101     278,415     278,415     278,415
   500,000................................     122,503     176,098     229,692     229,692     229,692
   400,000................................      95,218     138,094     180,970     180,970     180,970
   300,000................................      67,934     100,091     132,248     132,248     132,248
   200,000................................      40,649      62,087      83,525      83,525      83,525
   100,000................................      13,365      24,084      34,803      34,803      34,803

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 30 years; Kerry J. Kirby, 21 years and Daniel T. Burns, 16 years.

     There is no existing market for the Company's common stock and there is no expectation that any market will develop. There are no broad market or peer group indexes the Company believes would render meaningful comparisons. Accordingly, a performance graph of the Company's cumulative total stockholder return for the previous five years, with a performance indicator of the overall stock market for the Company's peer group, has not been prepared.

     In fiscal year 1996, directors of the Company were each paid $1,500 per month. The Chairman of the Board is paid $1,000 per day to a maximum of $100,000 per year, when serving in the capacity as Chairman.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 22, 1997, each of the directors of the Company was the beneficial owner of 10 shares of Class A common stock of the Company comprising
 .3% of such shares issued and outstanding. Other than Daniel A. Cotter, no executive officer owns any shares of Class A common stock.

     The directors own in the aggregate approximately 1.7% of Class B common stock as of February 22, 1997. No executive officer owns any shares of Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

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

     (B) REPORTS ON FORM 8-K


         1. Current Report on Form 8-K, dated as of December 17, 1996.



         2. Current Report on Form 8-K, dated as of March 5, 1997.



         3. Form 8-K/A Amendment to Current Report on Form 8-K, dated as of March 26, 1997.

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

DATED: March 27, 1997                            Chief Financial Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS ANNUAL REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----
                /s/ DANIEL A. COTTER                     President, Chief Executive            March 27, 1997
-----------------------------------------------------      Officer and Director
                  Daniel A. Cotter
                 /s/ KERRY J. KIRBY                      Vice President, Treasurer and         March 27, 1997
-----------------------------------------------------      Chief Financial Officer
                   Kerry J. Kirby
                /s/ ROBERT J. LADNER                     Chairman of the Board                 March 27, 1997
-----------------------------------------------------      and Director
                  Robert J. Ladner
                  /s/ JOE W. BLAGG                       Director                              March 27, 1997
-----------------------------------------------------
                    Joe W. Blagg
            /s/ WILLIAM M. CLAYPOOL, III                 Director                              March 27, 1997
-----------------------------------------------------
              William M. Claypool, III
              /s/ SAMUEL D. COSTA, JR.                   Director                              March 27, 1997
-----------------------------------------------------
                Samuel D. Costa, Jr.
                 /s/ LEONARD C. FARR                     Director                              March 27, 1997
-----------------------------------------------------
                   Leonard C. Farr
              /s/ WILLIAM M. HALTERMAN                   Director                              March 27, 1997
-----------------------------------------------------
                William M. Halterman
               /s/ JERRALD T. KABELIN                    Director                              March 27, 1997
-----------------------------------------------------
                 Jerrald T. Kabelin
               /s/ JOHN F. LOTTES, III                   Director                              March 27, 1997
-----------------------------------------------------
                 John F. Lottes, III
                 /s/ LEWIS W. MOORE                      Director                              March 27, 1997
-----------------------------------------------------
                   Lewis W. Moore
                /s/ KENNETH M. NOBLE                     Director                              March 27, 1997
-----------------------------------------------------
                  Kenneth M. Noble
               /s/ RICHARD L. SCHAEFER                   Director                              March 27, 1997
-----------------------------------------------------
                 Richard L. Schaefer
                /s/ GEORGE V. SHEFFER                    Director                              March 27, 1997
-----------------------------------------------------
                  George V. Sheffer
                /s/ DENNIS A. SWANSON                    Director                              March 27, 1997
-----------------------------------------------------
                  Dennis A. Swanson
                /s/ JOHN M. WEST, JR.                    Director                              March 27, 1997
-----------------------------------------------------
                  John M. West, Jr.

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  PAGE(S)
                                                                  -------
Report of Independent Auditors..............................            F-3
Consolidated Balance Sheet at December 28, 1996 and December
  30, 1995..................................................       F-4; F-5
Consolidated Statement of Operations for each of the three
  years in the period ended December 28, 1996...............            F-6
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 28, 1996...............            F-7
Consolidated Statement of Capital Stock and Retained
  Earnings for each of the three years in the period ended
  December 28, 1996.........................................            F-8
Notes to Consolidated Financial Statements..................    F-9 to F-16

                     -------------------------------------
                            THIS PAGE INTENTIONALLY
                                   LEFT BLANK
                     -------------------------------------

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
Cotter & Company

     We have audited the accompanying consolidated balance sheets of Cotter & Company as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, cash flows and capital stock and retained earnings for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cotter & Company at December 28, 1996 and December 30, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

                                           ERNST & YOUNG LLP

Chicago, Illinois
February 10, 1997

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 28,      DECEMBER 30,
                                                                  1996              1995
                                                              ------------      ------------
                                                                     (000'S OMITTED)
Current assets:
  Cash and cash equivalents.................................    $  1,662          $ 22,473
  Accounts and notes receivable.............................     307,205           287,888
  Inventories...............................................     347,554           315,311
  Prepaid expenses..........................................      13,517            11,180
                                                                --------          --------
               Total current assets.........................     669,938           636,852
Properties owned, less accumulated depreciation.............     167,331           165,683
Properties under capital leases, less accumulated
  amortization..............................................       3,680             5,393
Other assets................................................      13,036            11,648

                                                                --------          --------
               Total assets.................................    $853,985          $819,576
                                                                ========          ========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                           CONSOLIDATED BALANCE SHEET

                         LIABILITIES AND CAPITALIZATION

                                                              DECEMBER 28,      DECEMBER 30,
                                                                  1996              1995
                                                              ------------      ------------
                                                                     (000'S OMITTED)
Current liabilities:

  Accounts payable..........................................    $287,291          $297,884
  Accrued expenses..........................................      51,149            53,363
  Short-term borrowings.....................................      70,594             2,657
  Current maturities of notes, long-term debt and lease
     obligations............................................      43,458            61,634
  Patronage dividend payable in cash........................      16,142            18,315
                                                                --------          --------
               Total current liabilities....................     468,634           433,853
Long-term debt..............................................      77,680            75,449
Obligations under capital leases............................       2,465             3,764
Capitalization:
  Promissory (subordinated) and instalment notes............     185,366           186,335
  Class A common stock and partially paid subscriptions
     (Authorized 100,000 shares; issued and fully paid
     48,480 and 52,710 shares)..............................       4,876             5,294
  Class B nonvoting common stock and paid-in capital
     (Authorized 2,000,000 shares; issued and fully paid
     1,043,521 and 1,055,700 shares; issuable as partial
     payment of patronage dividends, 84,194 and 62,005
     shares)................................................     114,053           113,062
  Retained earnings.........................................       1,751             2,661
                                                                --------          --------
                                                                 306,046           307,352
  Foreign currency translation adjustment...................        (840)             (842)
                                                                --------          --------
               Total capitalization.........................     305,206           306,510
                                                                --------          --------
               Total liabilities and capitalization.........    $853,985          $819,576
                                                                ========          ========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  FOR THE YEARS ENDED
                                                     ----------------------------------------------
                                                     DECEMBER 28,     DECEMBER 30,     DECEMBER 31,
                                                         1996             1995             1994
                                                     ------------     ------------     ------------
                                                                    (000'S OMITTED)
Revenues...........................................   $2,441,707       $2,437,002       $2,574,445
                                                      ----------       ----------       ----------
Cost and expenses:
  Cost of revenues.................................    2,245,071        2,234,934        2,351,114
  Warehouse, general and administrative............      115,457          114,107          132,759
  Interest paid to Members.........................       18,460           20,627           22,894
  Other interest expense...........................       10,175            9,298            7,493
  Gain on sale of properties owned.................           --               --             (692)
  Other income, net................................         (228)          (1,177)            (604)
  Income tax expense...............................          362              176            1,163
                                                      ----------       ----------       ----------
                                                       2,389,297        2,377,965        2,514,127
                                                      ----------       ----------       ----------
Net margins........................................   $   52,410       $   59,037       $   60,318
                                                      ==========       ==========       ==========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE YEARS ENDED
                                                      ------------------------------------------------------
                                                      DECEMBER 28,         DECEMBER 30,         DECEMBER 31,
                                                          1996                 1995                 1994
                                                      ------------         ------------         ------------
                                                                         (000'S OMITTED)
Operating activities:
  Net margins.....................................      $ 52,410             $ 59,037             $ 60,318
  Adjustments to reconcile net margins to cash and
     cash equivalents from operating activities:
     Depreciation and amortization................        20,561               20,706               21,613
     Provision for losses on accounts and notes
       receivable.................................         3,201                3,741                4,233
     Changes in operating assets and liabilities:
       Accounts and notes receivable..............       (38,581)             (13,921)             (33,112)
       Inventories................................       (32,243)              69,436              (49,145)
       Accounts payable...........................       (10,593)             (36,584)              79,957
       Accrued expenses...........................        (2,563)               7,552                6,022
       Other adjustments, net.....................        (1,801)              (3,327)              (1,223)
                                                        --------             --------             --------
               Net cash and cash equivalents
                 provided by (used for) operating
                 activities.......................        (9,609)             106,640               88,663
                                                        --------             --------             --------

Investing activities:
  Additions to properties owned...................       (23,530)             (24,904)             (21,427)
  Proceeds from sale of properties owned..........         3,151                5,022                2,174
  Changes in other assets.........................        (1,388)                 617                1,132
                                                        --------             --------             --------
               Net cash and cash equivalents (used
                 for) investing activities........       (21,767)             (19,265)             (18,121)
                                                        --------             --------             --------
Financing activities:
  Payment of annual patronage dividend............       (18,315)             (18,383)             (16,614)
  Payment of notes, long-term debt and lease
     obligations..................................       (40,271)             (43,106)             (39,632)
  Proceeds from long-term borrowings..............         1,693                3,000                   --
  Increase (decrease) in short-term borrowings....        67,937               (6,672)             (13,851)
  Purchase of common stock........................          (660)              (1,740)                (216)
  Proceeds from sale of Class A common stock......           181                  168                  288
                                                        --------             --------             --------
               Net cash and cash equivalents
                 provided by (used for) financing
                 activities.......................        10,565              (66,733)             (70,025)
                                                        --------             --------             --------
Net increase (decrease) in cash and cash
  equivalents.....................................       (20,811)              20,642                  517
                                                        --------             --------             --------
Cash and cash equivalents at beginning of year....        22,473                1,831                1,314
                                                        --------             --------             --------
Cash and cash equivalents at end of year..........      $  1,662             $ 22,473             $  1,831
                                                        ========             ========             ========

                See Notes to Consolidated Financial Statements.

                                COTTER & COMPANY

                               ------------------

         CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS

                  FOR THE THREE YEARS ENDED DECEMBER 28, 1996

                                               COMMON STOCK, $100 PAR VALUE
                                          --------------------------------------
                                                CLASS A             CLASS B                     FOREIGN
                                          -------------------   ----------------               CURRENCY
                                                                   ISSUED AND      RETAINED   TRANSLATION
                                          ISSUED   SUBSCRIBED     TO BE ISSUED     EARNINGS   ADJUSTMENT
                                          ------   ----------     ------------     --------   -----------
                                                                  (000'S OMITTED)
Balances at January 1, 1994.............  $6,588     $  45          $110,773       $  3,867      $(670)
  Net margins...........................                                             60,318
  Foreign currency translation
     adjustment.........................                                                          (245)
  Patronage dividend....................                              10,829        (60,421)
  Stock issued for paid-up
     subscriptions......................     275      (275)
  Stock subscriptions...................               265
  Stock purchased and retired...........    (528)                     (4,939)
                                          ------     -----          --------       --------      -----
Balances at December 31, 1994...........   6,335        35           116,663          3,764       (915)
  Net margins...........................                                             59,037
  Foreign currency translation
     adjustment.........................                                                            73
  Patronage dividend....................                               6,422        (60,140)
  Stock issued for paid-up
     subscriptions......................     168      (168)
  Stock subscriptions...................               156
  Stock purchased and retired...........  (1,232)                    (10,023)
                                          ------     -----          --------       --------      -----
Balances at December 30, 1995...........   5,271        23           113,062          2,661       (842)
  Net margins...........................                                             52,410
  Foreign currency translation
     adjustment.........................                                                             2
  Patronage dividend....................                               8,645        (53,320)
  Stock issued for paid-up
     subscriptions......................     184      (184)
  Stock subscriptions...................               189
  Stock purchased and retired...........    (607)                     (7,654)
                                          ------     -----          --------       --------      -----
Balances at December 28, 1996...........  $4,848     $  28          $114,053       $  1,751      $(840)
                                          ======     =====          ========       ========      =====

---------------
     Subscribed Class A common stock amounts are net of unpaid amounts of $1,000 at December 28, 1996, December 30, 1995 and December 31, 1994 and $14,000 at January 1, 1994 (for 290, 240, 360, and 590 shares subscribed, respectively).

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

     On December 9, 1996, the Boards of Directors of the Company and ServiStar Coast to Coast Corporation agreed to merge the two companies. ServiStar Coast to Coast is a $1,700,000,000 hardware wholesaler with a strong presence in retail lumber and building materials. The transaction is subject to customary closing conditions, including approval by the stockholders of both companies, and is expected to be completed on July 1, 1997. Following completion of the merger, the Company will be renamed TruServ Corporation.

     The significant accounting policies of the Company are summarized below:

     Consolidation. The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. The consolidated financial statements also include the accounts of Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian Member-owned wholesaler of hardware, variety and related merchandise, in which the Company has a majority equity interest.

     On January 13, 1995, the Company agreed to the sale of certain inventory of its V&S(R) Variety division to a national wholesaler who agreed to supply the majority of the V&S(R) Stores. Also, on January 31, 1995, the Company sold certain assets of its outdoor power equipment manufacturing division to a nationally recognized company and secured a favorable supply agreement for such equipment. These transactions did not have a material impact on the Company's results of operation or financial position.

     Capitalization. The Company's capital (Capitalization) is derived from Class A voting common stock and retained earnings, together with promissory (subordinated) notes and Class B nonvoting common stock issued in connection with the Company's annual patronage dividend. The By-laws provide for partially meeting the Company's capital requirements by payment of the year-end patronage dividend, of which at least twenty percent must be paid in cash, and the balance in five-year promissory (subordinated) notes and $100 par value Class B common stock.

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

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     Revenue Recognition. The Company recognizes revenue when merchandise is shipped or services are rendered.

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

2. INVENTORIES

     Inventories consisted of:

                                            DECEMBER 28, 1996      DECEMBER 30, 1995
                                            -----------------      -----------------
                                                        (000'S OMITTED)
Manufacturing inventories:
  Raw materials.........................        $  2,797               $  2,139
  Work-in-process and finished goods....          24,558                 19,407
                                                --------               --------
                                                  27,355                 21,546
Merchandise inventories.................         320,199                293,765
                                                --------               --------
                                                $347,554               $315,311
                                                ========               ========

3. PROPERTIES

     Properties owned or leased under capital leases consisted of:

                                                        DECEMBER 28, 1996          DECEMBER 30, 1995
                                                      ---------------------      ---------------------
                                                       OWNED        LEASED        OWNED        LEASED
                                                      --------      -------      --------      -------
                                                                      (000'S OMITTED)
    Buildings and improvements....................    $179,206      $    --      $173,568      $    --
    Machinery and warehouse equipment.............      61,183           --        60,197           --
    Office and computer equipment.................      74,065           --        77,340           --
    Transportation equipment......................      16,561       11,202        21,076       11,454
                                                      --------      -------      --------      -------
                                                       331,015       11,202       332,181       11,454
    Less accumulated depreciation and
      amortization................................     175,730        7,522       178,793        6,061
                                                      --------      -------      --------      -------
                                                       155,285        3,680       153,388        5,393
    Land..........................................      12,046           --        12,295           --
                                                      --------      -------      --------      -------
                                                      $167,331      $ 3,680      $165,683      $ 5,393
                                                      ========      =======      ========      =======

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of:

                                             DECEMBER 28, 1996    DECEMBER 30, 1995
                                             -----------------    -----------------
                                                        (000'S OMITTED)
Senior note at 8.60%.....................         $47,000              $49,000
Term loans:
  5.97%..................................           2,437                3,000
  Variable (7.33% and 7.60%,
     respectively).......................           6,200                6,200
  Canadian prime at 7.50%................              --                3,665
Redeemable (subordinated) term notes,
  fixed interest rates ranging from 6.85%
  to 7.61%...............................          26,683               16,697
Industrial Revenue Bonds (5.28%):........           4,000                4,000
                                                  -------              -------
                                                   86,320               82,562
Less amounts due within one year.........           8,640                7,113
                                                  -------              -------
                                                  $77,680              $75,449
                                                  =======              =======

     Principal payments for the 8.60% senior note are due quarterly in incrementally increasing amounts through maturity in 2007.

     Principal payments for the 5.97% term loan are due quarterly beginning in 1996 through maturity in 1999. Payment for the variable term loan is due in 1999.

     The redeemable (subordinated) term notes have two to four year terms and are issued in exchange for promissory (subordinated) notes that were held by promissory note holders, who do not own the Company's Class A common stock. Also, effective October 1, 1996 the term notes were opened for purchase by investors that are affiliated with the Company.

     On October 1, 1997, and every three-year period thereafter, the interest rate on the 5.28% industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at the option of either the Company or the bondholders at each interest reset date through maturity in 2003.

     Total maturities of long-term debt for fiscal years 1997, 1998, 1999, 2000, 2001 and thereafter are $8,640,000, $16,481,000, $17,574,000, $7,625,000,
$4,000,000 and $32,000,000, respectively.

     The Company has established a $125,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The borrowings under these agreements were $70,594,000 at December 28, 1996 and were at a weighted average interest rate of 5.5%. At December 30, 1995, the Company's Canadian subsidiary had short-term borrowings at an interest rate of 7.5%.

     The Company is required to meet certain financial ratios and covenants pertaining to certain debt arrangements.

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. CAPITAL LEASES AND OTHER LEASE COMMITMENTS



     The Company rents buildings and warehouse, office, computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under long-term non-cancelable leases, together with the present value of the net minimum lease payments, as of December 28, 1996:



                                                           CAPITAL    OPERATING
                                                           -------    ---------
                                                             (000'S OMITTED)
Fiscal years
  1997.................................................    $1,433      $10,387
  1998.................................................     1,144        9,126
  1999.................................................       809        7,411
  2000.................................................       296        6,221
  2001.................................................       184        5,509
  Thereafter...........................................       108       45,651
                                                           ------      -------
Net minimum lease payments.............................     3,974      $84,305
                                                                       =======
Less amounts representing interest.....................       145
                                                           ------
Present value of net minimum lease payments............     3,829
Less amounts due within one year.......................     1,364
                                                           ------
                                                           $2,465
                                                           ======



     Capital leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value which is related to the lessor's book value at expiration of the lease term.


     Rent expense under operating leases was as follows:


                                                              FOR THE YEARS ENDED
                                                ------------------------------------------------
                                                DECEMBER 28,      DECEMBER 30,      DECEMBER 31,
                                                    1996              1995              1994
                                                ------------      ------------      ------------
                                                                (000'S OMITTED)
Minimum rent................................      $14,476           $ 9,553            $8,487
Contingent rent.............................          495               510               611
                                                  -------           -------            ------
                                                  $14,971           $10,063            $9,098
                                                  =======           =======            ======

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

6. CAPITALIZATION

     Promissory (subordinated) and instalment notes consisted of:

                                                             DECEMBER 28,      DECEMBER 30,
                                                                 1996              1995
                                                             ------------      ------------
                                                                    (000'S OMITTED)
Promissory (subordinated) notes -
  Due on December 31, 1996--6.00%........................      $     --          $ 23,588
  Due on December 31, 1996--9.50%........................            --            27,029
  Due on December 31, 1997--10.00%.......................        16,037            16,660
  Due on December 31, 1997--7.87%........................        14,832            15,616
  Due on December 31, 1998--7.47%........................        14,886            16,461
  Due on December 31, 1998--8.00%........................        25,684            27,048
  Due on December 31, 1999--7.86%........................        15,349                --
  Due on December 31, 1999--8.00%........................        24,254            25,470
  Due on December 31, 1999--8.20%........................        23,431            25,327
  Due on December 31, 2000--6.50%........................        23,010            23,996
  Due on December 31, 2000--7.58% (issued in 1996).......        29,315            32,047
  Due on December 31, 2001--8.06% (to be issued).........        25,123                --
  Instalment notes at interest rates of 6.50% to 8.20%
     with maturities through 2000........................         6,899             5,753
                                                               --------          --------
                                                                218,820           238,995
Less amounts due within one year.........................        33,454            52,660
                                                               --------          --------
                                                               $185,366          $186,335
                                                               ========          ========

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

     Total maturities of promissory and instalment notes for fiscal years 1997, 1998, 1999, 2000 and 2001 are $33,454,000, $42,690,000, $64,603,000, $52,950,000
and $25,123,000, respectively.

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

8. INCOME TAXES

     At December 28, 1996, the Company has alternative minimum tax credit carryforwards of approximately $900,000 which do not expire. The carryforwards are available to offset future federal tax liabilities.

     Significant components of the Company's deferred tax assets and liabilities as of December 28, 1996 resulted primarily from alternative minimum tax credit carryforwards and temporary differences between

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

income tax and financial reporting for depreciation, inventory capitalization, bad debts, vacation pay and contributions to fund retirement plans.

     Significant components of the provision (benefit) for income taxes are as follows:

                                                              FOR THE YEARS ENDED
                                                ------------------------------------------------
                                                DECEMBER 28,      DECEMBER 30,      DECEMBER 31,
                                                    1996              1995              1994
                                                ------------      ------------      ------------
                                                                (000'S OMITTED)
Current:
  Federal...................................       $  --             $ (363)           $  486
  State.....................................         237                379               462
  Foreign...................................         275                273               278
                                                   -----             ------            ------
  Total current.............................         512                289             1,226
                                                   -----             ------            ------
Deferred:
  Federal...................................        (147)              (145)             (147)
  State.....................................         (26)               (26)              (26)
  Foreign...................................          23                 58               110
                                                   -----             ------            ------
  Total deferred............................        (150)              (113)              (63)
                                                   -----             ------            ------
                                                   $ 362             $  176            $1,163
                                                   =====             ======            ======

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as patronage dividend based on margins from business done with or for Members. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% in fiscal year 1996, 1995 and 1994 is as follows:

                                                          FOR THE YEARS ENDED
                                              --------------------------------------------
                                              DECEMBER 28,    DECEMBER 30,    DECEMBER 31,
                                                  1996            1995            1994
                                              ------------    ------------    ------------
                                                            (000'S OMITTED)
Tax at U.S. statutory rate................      $ 18,470        $ 20,725        $ 21,518
Effects of:
  Patronage dividend......................       (18,662)        (21,049)        (21,147)
  State income taxes, net of federal tax
     benefit..............................           137             229             283
  Other, net..............................           417             271             509
                                                --------        --------        --------
                                                $    362        $    176        $  1,163
                                                ========        ========        ========

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

9. CASH FLOW


     The Company's noncash financing and investing activities in fiscal year 1996 and 1995 include acquisition of transportation equipment by entering into capital leases and the acquisition of property for resale. These transactions aggregate $178,000 and $4,008,000 in fiscal years 1996 and 1995, respectively. In addition, the annual patronage dividend and promissory (subordinated) note renewals relating to noncash operating and financing activities are as follows:



                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 28,    DECEMBER 30,    DECEMBER 31,
                                                                1996            1995            1994
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Patronage dividend payable in cash......................      $16,142         $18,315         $18,383
Promissory (subordinated) notes.........................       15,354          23,536          23,213
Class B nonvoting common stock..........................        1,248          (2,592)          5,900
Instalment notes........................................        4,605           5,972           3,058
Member indebtedness.....................................       15,971          14,909           9,867
                                                              -------         -------         -------
                                                              $53,320         $60,140         $60,421
                                                              =======         =======         =======
Note renewals...........................................      $27,938         $23,974         $26,191
                                                              =======         =======         =======



     Cash paid for interest during fiscal years 1996, 1995 and 1994 totaled $28,694,000, $29,624,000 and $30,583,000, respectively. Cash paid for income taxes during fiscal years 1996, 1995 and 1994 totaled $694,000, $1,012,000 and $1,709,000, respectively.


10. RETIREMENT PLANS

     The components of net pension cost for the Company administered pension plans consisted of:


                                                                       FOR THE YEARS ENDED
                                                        --------------------------------------------------
                                                        DECEMBER 28,       DECEMBER 30,       DECEMBER 31,
                                                            1996               1995               1994
                                                        ------------       ------------       ------------
                                                                         (000'S OMITTED)
Income:
  Actual return (loss) on plan assets...............      $13,007            $25,564            $(1,543)
  Amortization of excess plan assets................          914                914                920
                                                          -------            -------            -------
                                                           13,921             26,478               (623)
                                                          -------            -------            -------
Expenses:
  Service cost-benefits earned during year..........        4,851              4,152              4,765
  Interest on projected benefit obligation..........        7,623              7,242              6,736
  Deferral of excess (deficiency) of actual over
     estimated return on plan assets................        4,223             18,021             (8,815)
                                                          -------            -------            -------
                                                           16,697             29,415              2,686
                                                          -------            -------            -------
Net pension cost....................................      $ 2,776            $ 2,937            $ 3,309
                                                          =======            =======            =======



     The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were respectively, 7.75% and 4.50% in fiscal year 1996, 7.25% and 4.50% in fiscal year 1995 and 8.50% and 4.50% in fiscal year 1994. These changes in actuarial assumptions did not have a material impact on net pension cost for fiscal years 1996 and 1995 and the Company does not

                                COTTER & COMPANY

                               ------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


anticipate that these changes will have a material impact on net pension cost in future years. In fiscal years 1996, 1995 and 1994, the expected long-term rate of return on assets was 9.50%. During 1995, the Company amended its pension plan, and such amendment had no material impact on the projected benefit obligation or pension expense. During 1996, the Company settled $8,520,000 of pension obligations under it's amended plan that resulted in a reduction of $798,000 in pension expense for fiscal year 1996.



     Plan assets are composed primarily of corporate equity and debt securities. Benefits are based on years of service and the employee's compensation during the last ten years of employment, offset by a percentage of Social Security retirement benefits. Trusteed net assets and actuarially computed benefit obligations for the Company administered pension plans are presented below:



                                                                   DECEMBER 28,    DECEMBER 30,
                                                                       1996            1995
                                                                   ------------    ------------
                                                                         (000'S OMITTED)
Assets:
  Total plan assets at fair value...........................         $107,954        $104,396
                                                                     ========        ========
Obligations:
  Accumulated benefit obligations:
     Vested.................................................         $ 70,593        $ 77,435
     Non-vested.............................................           13,369          10,830
  Effect of projected compensation increases................           21,015          21,730
                                                                     --------        --------
  Total projected benefit obligations.......................          104,977         109,995
                                                                     --------        --------
Net excess assets (liabilities):
  Unrecognized:
     Unamortized excess assets at original date.............            6,170           7,673
     Net actuarial gain (loss)..............................            5,702          (3,793)
     Prior service costs....................................           (3,424)         (4,017)
  Recognized accrued pension cost...........................           (5,471)         (5,462)
                                                                     --------        --------
  Total net excess assets (liabilities).....................            2,977          (5,599)
                                                                     --------        --------
Total obligations and net excess assets (liabilities).......         $107,954        $104,396
                                                                     ========        ========



     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $641,000, $720,000 and $757,000, for fiscal years 1996, 1995 and 1994, respectively.

                               INDEX TO EXHIBITS

                                                                              SEQUENTIALLY
  EXHIBITS                                                                      NUMBERED
  ENCLOSED                            DESCRIPTION                                 PAGE
  --------                            -----------                             ------------
    21        Subsidiaries.
    27        Financial Data Schedule.

     EXHIBITS
   INCORPORATED
   BY REFERENCE
   ------------
   2-A             Agreement and Plan of Merger dated as of December 9, 1996
                   between the Company and Servistar Coast to Coast
                   Corporation. Incorporated by reference--Exhibit 2-A to
                   Registration Statement on Form S-4 (No. 333-18397).
   3-A             Amended and Restated Certificate of Incorporation of Cotter
                   & Company dated May 10, 1993. Incorporated by
                   reference--Exhibit 3-A to the Company's Form 10-K Annual
                   Report for the year ended January 1, 1994.
   3-B             By-Laws of Cotter & Company as amended and restated through
                   June 1, 1993. Incorporated by reference--Exhibit 3-B to the
                   Company's Form 10-K Annual Report for the year ended January
                   1, 1994.
   4-A             Article Fourth of the Certificate of Incorporation of the
                   Company, setting forth the designations and the powers,
                   preferences and rights, and the qualifications, limitations and restrictions of the Class A common stock and Class B
                   common stock of the Company. Article Twelfth of the
                   Certificate of Incorporation of the Company, setting forth certain limitations on the rights of shareholders to bring an action against directors for breach of the duty of care.
                   Incorporated by reference--Exhibit 3-A to the Company's Form
                   10-K Annual Report for the year ended January 1, 1994.
   4-B             Articles VI, VII, VIII, IX and XI of the By-Laws of the
                   Company relating to: certain qualifications, limitations and restrictions on the common stock of the Company; the Member agreement between the Company and its shareholders; the
                   payment of patronage dividends; dividends; qualifying
                   shares; and valuation of Class B common stock of the Company issued as part of the annual patronage dividend.
                   Incorporated by reference--Exhibit 3-B to the Company's Form
                   10-K Annual Report for the year ended January 1, 1994.
   4-C             Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-A to Registration Statement on Form
                   S-2 (No. 2-82836).
   4-D             Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-B to Registration Statement on Form
                   S-2 (No. 2-82836).
   4-E             Promissory (subordinated) note form effective for the
                   year-ending December 31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to Registration Statement on Form
                   S-2 (No. 33-20960).
   4-F             Instalment note form. Incorporated by reference--Exhibit 4-F to Registration Statement on Form S-2 (No. 2-82836).
   4-G             Copy of Note Agreement with Prudential Insurance Company of
                   America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                   April 1, 2007. Incorporated by reference--Exhibit 4-J to
                   Post-Effective Amendment No. 2 to Registration Statement on
                   Form S-2 (No. 33-39477).

     EXHIBITS
   INCORPORATED
   BY REFERENCE
   ------------
   4-H             Cotter & Company $50,000,000 Private Shelf Agreement with
                   Prudential Insurance Company of America dated December 29,
                   1995 incorporating amendment on existing Note Agreement with
                   Prudential Insurance Company of America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                   $50,000,000 with a maturity date of April 1, 2007.
                   Incorporated by reference--Exhibit 4-H to Post-Effective
                   Amendment No. 5 to Registration Statement on Form S-2 (No.
                   33-39477).
   4-I             Trust Indenture between Cotter & Company and First Trust of
                   Illinois (formerly Bank of America). Incorporated by
                   reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                   22-26210).
   4-J             Credit Agreement dated March 29, 1996 for $125,000,000
                   revolving credit between Cotter & Company, various financial institutions, and Bank of America. Incorporated by
                   reference--Exhibit 4-J to the Company's Form S-2 (No.
                   33-39477).
  10-A             Form of "Retail Member Agreement with Cotter & Company"
                   between the Company and its Members that offer primarily
                   hardware and related items. Incorporated by reference--
                   Exhibit 10-C to Post-Effective Amendment No. 2 to
                   Registration Statement on Form S-2 (No. 33-39477).
  10-B             Current form of "Subscription to Shares of Cotter &
                   Company". Incorporated by reference--Exhibit 10-H to
                   Registration Statement on Form S-2 (No. 2-82836).
  10-C             Cotter & Company Defined Lump Sum Pension Plan (As Amended
                   and Restated Effective As Of January 1, 1996). Incorporated
                   by reference--Exhibit 10-C to Post-Effective Amendment No. 5 to Registration Statement on Form S-2 (No. 33-39477).
  10-D             Cotter & Company Employees' Savings and Compensation
                   Deferral Plan (As Amended and Restated Effective April 1,
                   1994). Incorporated by reference--Exhibit 10-D to
                   Post-Effective Amendment No. 4 to Registration Statement on
                   Form S-2 (No. 33-39477).
  10-E             Cotter & Company Supplemental Retirement Plan between Cotter
                   & Company and selected executives of the Company (As Amended and Restated January 2, 1996 Effective As Of January 1,
                   1996). Incorporated by reference--Exhibit 10-E to
                   Post-Effective Amendment No. 5 to Registration Statement on
                   Form S-2 (No. 33-39477).
  10-F             Annual Incentive Compensation Program and Long-Term
                   Incentive Compensation Program between Cotter & Company and selected executives of the Company. Incorporated by
                   reference--filed as Exhibits A and B to Exhibit 10-N to
                   Registration Statement on Form S-2 (No. 33-39477).
  10-G             Cotter & Company Long-Term Incentive Compensation Program
                   for Executive Management (Amended) dated November 7, 1994.
                   Incorporated by reference--Exhibit 10-I to Post-Effective
                   Amendment No. 4 to Registration Statement on Form S-2 (No.
                   33-39477).
  10-H             Employment Agreement between the Company and Daniel A.
                   Cotter dated October 15, 1984. Incorporated by
                   reference--Exhibit 10-N to Post-Effective Amendment No. 2 to
                   Registration Statement on Form S-2 (No. 2-82836).
  10-I             Amendment No. 1 to Employment Agreement between the Company and Daniel A. Cotter dated October 15, 1984 effective
                   January 1, 1991. Incorporated by reference--Exhibit 10-N to
                   Registration Statement on Form S-2 (No. 33-39477).
  10-J             Contract between Daniel T. Burns and the Company.
                   Incorporated by reference--Exhibit 10-J to Post-Effective
                   Amendment No. 5 to Registration Statement on Form S-2 (No.
                   33-39477).

     EXHIBITS
   INCORPORATED
   BY REFERENCE
   ------------
  10-K             Contract between Kerry J. Kirby and the Company.
                   Incorporated by reference--Exhibit 10-K to Post-Effective
                   Amendment No. 5 to Registration Statement on Form S-2 (No.
                   33-39477).
  10-L             Current Form of "Retail Member Agreement with Cotter &
                   Company" between the Company and its Members that offer
                   primarily hardware and related items. Incorporated by
                   reference--Exhibit 10-A to Registration Statement on Form
                   S-4 (No. 333-18397).
  10-M             Retail Conversion Funds Agreement dated as of December 9,
                   1996 between the Company and SCC. Incorporated by
                   reference--Exhibit 10-L to Registration Statement on Form
                   S-4 (No. 333-18397).

                                                                             SEQUENTIALLY
SUPPLEMENTAL                                                                   NUMBERED
INFORMATION                                                                      PAGE
------------                                                                 ------------
    (a)        Notice of Annual Meeting of Stockholders on April 1, 1997
               and Proxy solicited by the Board of Directors.
    (b)        Joint Proxy Statement/Prospectus--Incorporated by reference to Registration Statement on Form S-4 File No. 333-18397.
    (c)        Cotter & Company 1996 Annual Report.