Form 10-Q
period 1997-03-29
COTTER & CO
filed 1997-05-12
CIK 25095

                            UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 29, 1997  or

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


    The number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 1997.

        Class A Common Stock, $100 Par Value.       48,100 Shares.
        Class B Common Stock, $100 Par Value.    1,098,408 Shares.

                 PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                        COTTER & COMPANY

              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)

                                                  March 29,    December 28,
                                                    1997          1996
                                                 ----------    -----------
                                                 (UNAUDITED)

ASSETS

Current assets:

 Cash and cash equivalents                          $  1,863      $  1,662

 Accounts and notes receivable                       336,733       307,205
 Inventories                                         390,358       347,554
 Prepaid expenses                                     21,915        13,517
                                                     -------       -------
 Total current assets                                750,869       669,938

Properties owned,
 less accumulated depreciation                       168,792       167,331

Properties under capital leases,
 less accumulated amortization                         3,270         3,680

Other assets                                          13,578        13,036
                                                    --------      --------
TOTAL ASSETS                                        $936,509      $853,985
                                                    ========      ========


        See Notes to Condensed Consolidated Financial Statements.

                        COTTER & COMPANY

              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)

                                                      March 29,   December 28,
                                                        1997           1996
                                                     -----------  ------------
                                                     (UNAUDITED)

LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable and accrued expenses                  $394,863    $338,440
 Short-term borrowings                                   116,101      70,594
 Current maturities of notes,
   long-term debt and lease obligations                   43,495      43,458
 Patronage dividends payable in cash
   (Estimated at March 29, 1997)                           1,109      16,142
                                                         -------     -------
 Total current liabilities                               555,568     468,634

Long-term debt and obligations under
 capital leases                                           79,673      80,145
                                                         -------     -------
Capitalization:
 Estimated patronage dividends to be distributed
   principally by the issuance of Class B nonvoting
   common stock and if necessary, promissory
   (subordinated) notes                                      939       --
 Promissory (subordinated) and instalment notes          182,972     185,366
 Class A common stock and partially
   paid subscriptions (Authorized 100,000 shares;
   issued and fully paid, 48,030 and 48,480 shares)        4,804       4,876
 Class B nonvoting common stock and
   paid-in capital (Authorized 2,000,000 shares;
   issued and fully paid, 1,107,342 and 1,043,521
   shares; issuable as partial payment of patronage
   dividends, 84,194 shares as of December 28, 1996)     111,961     114,053
 Retained earnings                                         1,481       1,751
                                                         -------     -------
                                                         302,157     306,046
 Foreign currency translation adjustment                    (889)       (840)
                                                         -------     -------

 Total capitalization                                    301,268     305,206
                                                        --------    --------
TOTAL LIABILITIES AND CAPITALIZATION                    $936,509    $853,985
                                                        ========    ========

       See Notes to Condensed Consolidated Financial Statements.

                          COTTER & COMPANY

           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                           (000's Omitted)

                             (UNAUDITED)

                                          FOR THE THIRTEEN
                                             WEEKS ENDED
                                      ------------------------
                                      March 29,      March 30,
                                         1997           1996
                                      ---------      ---------
Revenues                               $561,696       $578,609
                                       --------       --------
Cost and expenses:

  Cost of revenues                      518,179        533,025
  Warehouse, general and
   administrative                        35,119         36,698
  Interest paid to Members                4,297          4,658
  Other interest expense                  3,033          2,229
  Other income, net                        (163)          (259)
  Income tax expense                        160            175
                                        -------        -------
                                        560,625        576,526
                                        -------        -------

Net margins                            $  1,071       $  2,083
                                       ========       ========


      See Notes to Condensed Consolidated Financial Statements.

                         COTTER & COMPANY

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE THIRTEEN WEEKS ENDED

                          (000's Omitted)

                            (UNAUDITED)

                                                        March 29,   March 30,
                                                          1997        1996
                                                        --------    --------
Operating activities:
  Net margins                                           $  1,071    $  2,083
  Adjustments to reconcile net margins to cash and
    cash equivalents from operating activities:
    Statement of operations components not affecting
     cash and cash equivalents                             6,307       6,273
   Net change in working capital components              (28,013)    (53,194)
                                                         -------     -------
  Net cash and cash equivalents used for
   operating activities                                  (20,635)    (44,838)
                                                         -------     -------
Investing activities:
  Additions to properties owned                           (6,571)     (6,580)
  Changes in other assets                                   (318)       (426)
                                                         -------     -------
  Net cash and cash equivalents used for
   investing activities                                   (6,889)     (7,006)
                                                         -------     -------
Financing activities:
  Proceeds from short-term borrowings                     45,507      51,627
  Proceeds from long-term borrowings                       1,088       --
  Payment of annual patronage dividend                   (15,435)    (17,659)
  Payment of notes,  long-term debt, lease
   obligations and common stock                           (3,435)     (3,112)
                                                         -------     -------
  Net cash and cash equivalents provided by
   financing activities                                   27,725      30,856
                                                         -------     -------

Net increase (decrease) in cash and cash equivalents         201     (20,988)

Cash and cash equivalents at beginning of the year         1,662      22,473
                                                        --------    --------
Cash and cash equivalents at end of the period          $  1,863    $  1,485
                                                        ========    ========


     See Notes to Condensed Consolidated Financial Statements.

                         COTTER & COMPANY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED)



NOTE 1 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended March 29, 1997 and the condensed consolidated statement of operations and statement of cash flows for the period ended March 30, 1996 are unaudited and, in the opinion of the management of Cotter & Company (the "Company"), include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
principles for complete financial statements.   This financial
information should be read in conjunction with the consolidated financial statements for the year ended December 28, 1996 included in the Company's Post-Effective Amendment No. 6 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1996 Annual Report on Form 10-K.

On April 1, 1997, the stockholders of the Company and the shareholders of ServiStar Coast to Coast Corporation ("SCC") agreed by a majority vote to merge the two companies effective July 1,
1997.   SCC is a hardware wholesaler with annual revenues of
$1,700,000,000 and with a strong market presence in retail lumber and building materials. Following completion of the merger, the Company will be renamed TruServ Corporation.


NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1996 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock and five-year promissory (subordinated) notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. Effective in 1997, the Board of Directors changed the patronage dividend policy to increase the Class B nonvoting common stock requirements after payment of at least 20% in cash and any further distribution in cash versus promissory
notes.   The estimated patronage dividend for the thirteen weeks
ended March 29, 1997 is $1,341,000 compared to $2,064,000 for the corresponding period in 1996. Patronage dividends for the period December 29, 1996 to June 28, 1997 will be paid in the third quarter of 1997, in accordance with the new patronage dividend policy noted above.


NOTE 3 - INVENTORIES

   Inventories consisted of:                   March 29,    December 28,
                                                 1997           1996
                                              ----------    -----------
                                             (UNAUDITED)
                                                 (000's Omitted)
   Manufacturing inventories:
     Raw materials                             $  4,291       $  2,797
     Work-in-process and finished goods          30,333         24,558
                                                -------        -------
                                                 34,624         27,355
   Merchandise inventories                      355,734        320,199
                                               --------       --------
                                               $390,358       $347,554
                                               ========       ========

Item 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF   FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 1997 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1996

RESULTS OF OPERATIONS:

Revenues decreased by $16,913,000 or 2.9% compared to the same
period last year.   The decrease was due to seasonal merchandise
departments mostly affected by adverse weather. These decreases were concentrated in the seasonal merchandise categories of Farm and Garden and Sporting Goods and Toys. Comparable store sales decreased 1.7%.

Gross margins decreased by $2,067,000 or 4.5% and, as a percentage of revenues, declined from 7.9% to 7.7% for the same period last
year.   The reduction resulted from decreased sales volume and a
change in sales mix. The lower margin "direct shipments sales" was the only category to show an increase in the quarter.

Warehouse, general and administrative expenses decreased by $1,579,000 or 4.3% and, as a percentage of revenues, remained
comparable with the same period last  year.   The decrease was
attributed to the Company's continued efforts to reduce operating costs.

Interest paid to Members decreased by $361,000 or 7.8% due to a
lower principal balance and lower average interest rates.   Other
interest expense increased $804,000 or 36.1% due to higher short-term borrowings compared to the same period last year.

Net margins were $1,071,000 compared to $2,083,000 for the same period last year.

THIRTEEN  WEEKS  ENDED  MARCH  29, 1997 COMPARED  WITH  THE  YEAR  ENDED
DECEMBER 28, 1996

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

During the first quarter of 1997, inventories increased by $42,804,000 to support anticipated future orders of seasonal
merchandise.    Accounts and notes receivable increased by
$29,528,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $45,507,000 and accounts payable and accrued expenses increased by $56,423,000 in support of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members.

At March 29, 1997, net working capital decreased to $195,301,000
from $201,304,000 at December 28, 1996.   The current ratio
decreased to 1.35 at March 29, 1997 compared to 1.43 at December
28, 1996.

In March of 1996 the Company established a $125,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has a $50,000,000 private shelf agreement and various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. Borrowing under the short-term credit facility were $116,101,000 at March 29, 1997.

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

Total capital expenditures, including those made under capital leases, were $6,571,000 for the thirteen weeks ended March 29, 1997 compared to $6,580,000 during the comparable period in 1996. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the National Headquarters. The Company is in the process of assessing and renegotiating its long-term and short-term capital needs in connection with the Merger which will be consummated
July 1, 1997.


                    PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 1, 1997, the Stockholders approved the Agreement and Plan of Merger dated as of December 9, 1996, providing for the merger of ServiStar Coast to Coast Corporation with and into Cotter & Company, thereafter known as TruServ Corporation. The Agreement and Plan of Merger addressed, among other things, the following items:

   (a)  Additional capital requirements;
   (b)  New form of Retail Member Agreement;
   (c)  Revised By-Laws and
   (d) Restatement of Certificate of Incorporation, including without limitation:
        1) Authorizing an increase in the maximum outstanding Class A Common Stock to 750,000 shares and Class B Common Stock to 4,000,000 shares;
        2)   Elimination of cumulative voting;
        3)   Elimination of required uniform ownership of Class A Common
             Stock and
        4)   Changing the corporate name.

The approval of the new form of Retail Member Agreement automatically superseded all prior Cotter & Company Retail Member
Agreements.

The number of affirmative votes cast for the above items were 37,520, the number of negative votes cast were 2,100 and the number of abstentions were 540.

In addition, the Stockholders of Class B common stock voted to increase the number of authorized shares of Class B Common Stock to 4,000,000 shares. The number of affirmative votes were 927,296, the number of negative votes cast were 47,881, and the number of abstentions were 6,904.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4G, inclusive, in the Company's Post-Effective Amendment No. 6 to Form S-2 Registration Statement (No. 33-39477) filed with the Securities and Exchange Commission on April 3, 1997.

     (b)  Reports on Form 8-K

          1)   Current Report on Form 8-K, dated as of March 5, 1997.
          2) Form 8K/A Amendment to Current Report on Form 8-K, dated as of March 26, 1997.

                             SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        COTTER & COMPANY




Date: May  12,  1997                      By /s/ KERRY J. KIRBY
                                          Vice President, Treasurer
                                              and Chief Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)