Form 10-Q
period 1997-06-28
TRUSERV CORP
filed 1997-08-12
CIK 25095

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 28, 1997  or

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to


   Commission file number      2-20910


                         TRUSERV CORPORATION
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

                              COTTER & COMPANY
         (Former name, former address and former fiscal year,
                     if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
   Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes X     No


   The number of shares outstanding of each of the issuer's classes of common stock, as of June 28, 1997.

      Class A Common Stock, $100 Par Value.        47,710 Shares.
      Class B Common Stock, $100 Par Value.     1,088,833 Shares.

                    PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS

                           COTTER & COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                            (000's Omitted)



                                                 June 28,       December 28,
                                                   1997             1996
                                                 --------       ------------
                                               (UNAUDITED)
ASSETS

Current assets:

 Cash and cash equivalents                      $  1,876           $  1,662
 Accounts and notes receivable                   343,089            307,205
 Inventories                                     348,431            347,554
 Prepaid expenses                                 16,250             13,517
                                                --------           --------
 Total current assets                            709,646            669,938

Properties owned,
 less accumulated depreciation                   163,402            167,331

Properties under capital leases,
 less accumulated amortization                     2,934              3,680

Other assets                                      30,379             13,036
                                                --------           --------
TOTAL ASSETS                                    $906,361           $853,985
                                                ========           ========


     See Notes to Condensed Consolidated Financial Statements.

                           COTTER & COMPANY

                 CONDENSED CONSOLIDATED BALANCE SHEET

                            (000's Omitted)

                                                       June 28,   December 28,
                                                         1997         1996
                                                       --------   ------------
                                                     (UNAUDITED)
LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable and accrued expenses                $325,148      $338,440
 Short-term borrowings                                 147,430        70,594
 Current maturities of notes,
   long-term debt and lease obligations                 43,780        43,458
 Patronage dividends payable in cash                     4,477        16,142
                                                      --------      --------
 Total current liabilities                             520,835       468,634
                                                      --------      --------
Long-term debt and obligations under
 capital leases                                         79,395        80,145
                                                      --------      --------
Capitalization:
 Promissory (subordinated) and instalment notes        182,025       185,366
 Class A common stock and partially
   paid subscriptions (Authorized 100,000 shares;
   issued and fully paid, 47,710 and 48,480 shares)      4,771         4,876
 Class B nonvoting common stock and
   paid-in capital (Authorized 2,000,000 shares;
   issued and fully paid, 1,088,833 and 1,043,521
   shares; issuable as partial payment of patronage
   dividends, 83,794 and 84,194 shares)               118,608       114,053
 Retained earnings                                       1,614         1,751
                                                      --------      --------
                                                       307,018       306,046
 Foreign currency translation adjustment                  (887)         (840)
                                                      --------      --------
 Total capitalization                                  306,131       305,206
                                                      --------      --------
TOTAL LIABILITIES AND CAPITALIZATION                  $906,361      $853,985
                                                      ========      ========

       See Notes to Condensed Consolidated Financial Statements.

                           COTTER & COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                            (000's Omitted)

                              (UNAUDITED)





                                   FOR THE THIRTEEN      FOR THE TWENTY-SIX
                                     WEEKS ENDED             WEEKS ENDED
                                  ------------------   ----------------------
                                  June 28,  June 29,      June 28,   June 29,
                                    1997      1996          1997       1996
                                  --------  --------   ----------  ----------
Revenues                          $645,070  $644,399   $1,206,766  $1,223,008
                                  --------  --------   ----------  ----------
Cost and expenses:

  Cost of revenues                 597,740   593,972    1,115,919   1,129,497
  Warehouse, general and
   administrative                   26,900    32,816       61,409      67,014
  Interest paid to Members           4,255     4,727        8,552       9,385
  Other interest expense             3,472     2,656        6,505       4,885
  Other (income) expense, net         (306)       83         (469)       (176)
  Income tax expense (benefit)        (219)      145          (59)        320
                                  --------  --------   ----------  ----------
                                   631,842   634,399    1,191,857   1,210,925
                                  --------  --------   ----------  ----------
Net margin before
  merger integration costs          13,228    10,000       14,909      12,083

Merger integration  costs            1,422      --          2,032         --
                                  --------  --------   ----------  ----------
Net margins                       $ 11,806  $ 10,000   $   12,877  $   12,083
                                  ========  ========   ==========  ==========



       See Notes to Condensed Consolidated Financial Statements.

                           COTTER & COMPANY

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                    FOR THE TWENTY-SIX WEEKS ENDED

                            (000's Omitted)

                              (UNAUDITED)

                                                         June 28,     June 29,
                                                           1997         1996
                                                         --------     --------

Operating activities:
  Net margins                                            $12,877      $12,083
  Adjustments to reconcile net margins to cash and
   cash equivalents from operating activities:
   Statement of operations components not affecting
     cash and cash equivalents                            12,373       12,916
  Net change in working capital components               (58,541)     (92,404)
                                                         -------      -------
   Net cash and cash equivalents used for
     operating activities                                (33,291)     (67,405)
                                                         -------      -------
Investing activities:
  Additions to properties owned                          (15,158)     (12,745)
  Changes in other assets                                 (8,218)         201
                                                         -------      -------
   Net cash and cash equivalents used for
     investing activities                                (23,376)     (12,544)
                                                         -------      -------
Financing activities:
  Proceeds from short-term borrowings                     76,836       82,344
  Proceeds from long-term borrowings                       2,371          --
  Payment of annual patronage dividend                   (16,142)     (18,188)
  Payment of notes,  long-term debt, lease
   obligations and common stock                           (6,184)      (5,548)
                                                         -------      -------
   Net cash and cash equivalents provided by
     financing activities                                 56,881       58,608
                                                         -------      -------

Net increase (decrease) in cash and cash equivalents         214      (21,341)

Cash and cash equivalents at beginning of the period       1,662       22,473
                                                         -------      -------
Cash and cash equivalents at end of the period           $ 1,876      $ 1,132
                                                         =======      =======


       See Notes to Condensed Consolidated Financial Statements.

                           COTTER & COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              (UNAUDITED)



NOTE 1 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended June 28, 1997 and the condensed consolidated statement of operations and statement of cash flows for the period ended June 29, 1996 are unaudited. In the opinion of the management of Cotter & Company (the "Company"), these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of
operations and cash flows for the respective interim periods.   The
accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 28, 1996 included in the Company's Post-Effective
Amendment No. 6 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1996 Annual Report on Form 10-K.

On April 1, 1997, the stockholders of the Company and the shareholders of ServiStar Coast to Coast Corporation ("SCC") agreed by a majority
vote to merge the two companies effective July 1, 1997.   The transactions
will be recorded using the purchase accounting method.  SCC is a hardware wholesaler with annual revenues of $1,700,000,000 and with a strong market presence in retail lumber and building materials.
Following consummation of the merger, the Company was renamed TruServ
Corporation.   In accordance with the merger, the Company will be
distributing a Patronage Dividend based on its results of operations for the twenty-six week period ended June 28, 1997.

Certain amounts in the June 29, 1996 financial statements have been reclassified to conform with the June 28, 1997 presentation.


NOTE 2 - PATRONAGE DIVIDENDS

Patronage dividends were declared and will be paid by the Company after the close of the current twenty-six week period ended June 28,
1997.  This semi-annual patronage dividend will be distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock in accordance with the patronage dividend policy that was changed effective in 1997 to increase the Class B nonvoting common stock requirements after payment of at least 20% in cash and any further distribution in cash versus promissory notes. The patronage dividend for the twenty-six weeks ended June 28, 1997 is $13,014,000 compared to estimate of $12,201,000 for the corresponding period in
1996.   Patronage dividends for the twenty-six week period will be paid in the third quarter of 1997. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949.

NOTE 3 - INVENTORIES

   Inventories consisted of:

                                                  June 28,      December 28,
                                                    1997            1996
                                                  --------      ------------
                                                (UNAUDITED)
                                                       (000's Omitted)
   Manufacturing inventories:
     Raw materials                               $  3,123         $  2,797
     Work-in-process and finished goods            32,284           24,558
                                                 --------         --------
                                                   35,407           27,355
   Merchandise inventories                        313,024          320,199
                                                 --------         --------
                                                 $348,431         $347,554
                                                 ========         ========


NOTE 4 - MERGER INTEGRATION COSTS

Merger integration costs consist of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned merger.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED JUNE 28, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1996

RESULTS OF OPERATIONS:

Revenues for the twenty-six weeks ended June 28, 1997 totaled $1,206,766,000. This represented a decrease of $16,242,000 or 1.3%
compared to the same period last year. The decrease was due to seasonal merchandise which was affected by adverse weather conditions. These decreases were concentrated in the merchandise categories of Electrical & Plumbing, Farm & Garden, and Sporting Goods & Toys. Comparable store sales increased 0.1%.

Gross margins decreased by $2,664,000 or 2.8% and, as a percentage of revenues, declined from 7.6% to 7.5% for the same period last year. The reduction resulted from the decrease in sales volume plus a change in the sales mix between Stock, Relay, and Direct Shipment Sales. The lower margin Direct Shipment Sales was the only category to show an increase for the twenty-six week period.

Warehouse, general and administrative expenses decreased by $5,605,000
and, as a percentage of revenues, decreased from 5.5% to 5.1%.   The
decrease was attributed to the Company's continued efforts to reduce operating costs.

Interest paid to Members decreased by $833,000 or 8.9% primarily due to a lower average interest rate. Other interest expense increased $1,620,000 or 33.2% due to higher borrowings compared to the same
period last year.   The higher borrowings was required because of
increased inventory levels.

Merger integration costs consist of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned merger.

The continued effort of expense reduction, partially offset by the combination of decreased gross margin and increased borrowing costs, resulted in a higher net margin. Net margins were $12,877,000 compared to $12,083,000 for the same period last year.

TWENTY-SIX WEEKS ENDED JUNE 28, 1997 COMPARED WITH THE YEAR ENDED DECEMBER 28, 1996

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a seasonal need for cash. During the first six months of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities. In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities.

Accounts and notes receivable increased by $35,884,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $76,836,000 and accounts payable and accrued expenses decreased by $13,292,000.

At June 28, 1997, net working capital decreased to $188,811,000 from $201,304,000 at December 28, 1996. The current ratio decreased to
1.36 at June 28, 1997 compared to 1.43 at December 28, 1996.

On June 28, 1997 the Company had established a $125,000,000 five-year revolving credit facility with a group of banks and had various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. Borrowing under these agreements were $147,430,000 at June 28, 1997. Effective with the merger, this revolving credit facility was increased to $300,000,000. In addition, the Company has a $50,000,000 private shelf agreement.

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

Total capital expenditures, including those made under capital leases, were $15,158,000 for the twenty-six weeks ended June 28, 1997 compared
to $12,745,000 during the comparable period in 1996.   These capital
expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the World Headquarters. Funding of any additional 1997 capital expenditures is anticipated to come from operations and external sources, if necessary.

A portion of the Company's information systems are not "Year  2000
Compliant."   This means that the Company will need to incur certain
costs to modify non-compliant systems prior to the Year 2000 in order to ensure that those systems continue to serve the needs of the Company and its Membership. Based upon an initial investigation of our systems, we estimate that such costs could exceed $8 million. Actual costs may exceed this estimate depending on our merger efforts and system resource constraints. Further, based upon current FASB Guideline, costs incurred to modify systems to be Year 2000 compliant must be expensed. Accordingly, such costs will reduce our patronage dividends in years in which they are incurred.

THIRTEEN WEEKS ENDED JUNE 28, 1997 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 29, 1997

RESULTS OF OPERATIONS:

Revenues increased by $671,000 or 0.1% compared to the same period last year. Most merchandise categories were comparable to the same period last year with Lumber & Building Materials showing an increase for the thirteen week period. Comparable store sales increased 1.8%.

Gross margins decreased by $3,097,000 or 6.1% compared to the same period last year. Gross margins as a percentage of revenues declined
to 7.3% from 7.8% for the same period last year.   The reduction
resulted from a change in the sales mix which was weighted heavily
toward the lower margin Direct Shipment sales.   Direct Shipments
showed the largest increase for the thirteen week period.

Warehouse, general and administrative expenses decreased by $5,916,000 or 18.0% and as a percent of revenues, decreased to 4.2% from 5.1% for the same period last year. The decrease was attributed to the Company's continued efforts to reduce operating costs.

Interest paid to Members decreased by $472,000 or 10.0% primarily due to a lower average interest rate. Other interest expense increased $816,000 or 30.7% due to higher borrowings compared to the same period
last year.   The higher borrowings was required because of increased
inventory levels.

Merger integration costs consist of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned merger.

Net margins were $11,806,000 compared to $10,000,000 for the same period last year.


                      PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 1, 1997, the Stockholders approved the Agreement and Plan of Merger dated December 9, 1996, providing for the merger of ServiStar Coast to Coast Corporation with and into Cotter & Company, thereafter known as
TruServ Corporation.   The Agreement and Plan of Merger addressed,
among other things, the following items:

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

The Company consummated the Merger on July 1 ,1997.

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




                                        COTTER & COMPANY




Date: August 12, 1997                     By /s/KERRY J. KIRBY
                                          Kerry J. Kirby
                                          Executive Vice President
                                            and Chief Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)

