Form 10-Q
period 1997-09-27
TRUSERV CORP
filed 1997-11-12
CIK 25095

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 27, 1997   or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from          to

    Commission file number    2-20910

                          TRUSERV CORPORATION
    (Exact name of the registrant as specified in its charter)

                DELAWARE                            36-2099896
    (State or other jurisdiction of              (I.R.S Employer
     incorporation or organization)           Identification No.)

    8600 West Bryn Mawr Avenue
         Chicago, Illinois                        60631-3505
    (Address of principal executive offices)      (Zip Code)


                                (773) 695-5000
          (Registrant's telephone number, including area code)

                              not applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes   X_  No __

    The number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 1997.

       Class A Common Stock, $100 Par Value     548,567 Shares

       Class B Common Stock, $100 Par Value   1,787,304 Shares

	                         			TRUSERV CORPORATION
                             -------------------

                              TABLE OF CONTENTS
                              -----------------

									                                                  PAGE
									                                                 NUMBER
                                                          ------
PART  I  -  FINANCIAL INFORMATION

          Important Explanatory Note                         3

          Condensed Consolidated Balance Sheets as of
          September 27, 1997 and December 28, 1996.          4

          Condensed Consolidated Statements of Operations
          for the Thirteen Weeks Ended September 27, 1997
          and September 28, 1996 and the Thirty-Nine Weeks
          Ended September 27, 1997 and September 28, 1996.    6

          Condensed Consolidated Statements of Cash Flows
          for the Thirty-Nine Weeks Ended September 27,
          1997 and September 28,1996.                         7

          Notes to Condensed Consolidated Financial
          Statements                                          8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations.                                        10


PART  II  - OTHER INFORMATION


          Submission of Matters to a Vote of Security
          Holders                                            14


          Exhibits and Reports on Form 8-K	                  15


SIGNATURE                                                    16

	                       			TRUSERV CORPORATION
                           -------------------

             			      IMPORTANT EXPLANATORY NOTE
                      --------------------------


On July 1, 1997, TruServ Corporation ( the "Company"), formerly Cotter & Company, merged with Servistar Coast to Coast Corporation ("SCC" ) (the "Merger"). The transaction was accounted for using the purchase accounting method. The Condensed Consolidated Balance Sheet as of September 27, 1997 reflects the post-Merger Company. The Condensed Consolidated Balance Sheet as of December 28, 1996 reflects the pre-Merger Company. The financial information for the thirteen weeks ended September 27, 1997, reflects the post-Merger results of theCompany. The thirty-nine weeks ended September 27, 1997 reflect the results of the pre-Merger Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the thirteen weeks ended September
27, 1997. The thirteen weeks and thirty-nine weeks ended
September 28, 1996 reflect the financial information of the pre-Merger Company only.

                    PART 1 - FINANCIAL INFORMATION
                    ------------------------------

Item 1.    FINANCIAL STATEMENTS



                           TRUSERV CORPORATION
                           -------------------
                CONDENSED CONSOLIDATED BALANCE SHEETS
                -------------------------------------
                            (000'S OMITTED)


     		                                 	September 27,	    December 28,
								                                     1997  	          1996
                                         -------------     ------------
							                                 	 (UNAUDITED)        (AUDITED)
ASSETS
------
   Current Assets:

     Cash and cash equivalents				      	$       4,876      $     1,662
     Accounts and notes receivable             489,710          307,205
     Inventories							                        555,847          347,554
     Prepaid expenses						                     28,215           13,517
                                          ------------      -----------
       Total current assets						            1,078,648          669,938

   Properties owned,
       less accumulated depreciation					      255,303          167,331

   Properties under capital leases,
       less accumulated amortization					        2,641            3,680

   Goodwill, net							                        114,250              -

   Other assets						                          	27,754           13,036
                                          ------------      -----------

   TOTAL ASSETS						                    	$  1,478,596      $   853,985
                                          ============      ===========


        See Notes to Condensed Consolidated Financial Statements.

                            TRUSERV CORPORATION
                            -------------------

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                 -------------------------------------

                             (000'S OMITTED)

                                   								September 27,	    December 28,
							                                   	    1997             1996
                                           -------------     ------------
                                     							(UNAUDITED)        (AUDITED)
LIABILITIES AND CAPITALIZATION
------------------------------

Current liabilities:

  Accounts payable and accrued expenses 	    $618,655           $338,440
    Short-term borrowings            	        251,117             70,594
    Current maturities of notes,
      long term debt and lease obligation      46,854             43,458
    Patronage dividends payable in cash		      10,890             16,142
                                             --------           --------

      Total current liabilities						         927,516            468,634
                                             --------           --------
   Long-term debt and obligations under
       capital leases                         130,803             80,145
                                            ---------           --------
   Capitalization:
     Estimated patronage dividend payable       3,380               -
     Promissory (subordinated) and
       installment notes   		 	               181,568            185,366
     Class A common stock and partially
       paid subscriptions (Authorized
       100,000 shares; issued and fully
       paid, 549,007 and 48,480 shares)		      42,859              4,876

     Class B nonvoting common stock and
       paid-in capital (Authorized
       4,000,000 shares: issued and fully
       paid, 1,789,224 and 1,043,521 shares;
       issuable as partial payment of
       patronage dividend, 105,160 and
       84,194 shares respectively)		          191,370            114,053

       Retained Earnings 					                	 2,001              1,751
                                           ----------          ---------
								                                      421,178            306,046
       Foreign currency translation
         adjustment				                          (901)              (840)
                                           ----------          ---------
  Total capitalization	                       420,277 	          305,206
                                           ----------          ---------

TOTAL  LIABILITIES AND CAPITALIZATION   			$1,478,596          $ 853,985
                                           ==========          =========

        See Notes to Condensed Consolidated Financial Statements.

                              TRUSERV CORPORATION
                              -------------------

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              -----------------------------------------------
                                (000'S OMITTED

                                   (UNAUDITED)



                        					  FOR THE THIRTEEN	      FOR THE THIRTY-NINE
				                   	        WEEKS ENDED               WEEKS ENDED
                            -----------------------  ----------------------
                       				 	September   September    September  September
                                27,         28,           27,        28,
					                          1997        1996          1997       1996
                            ----------- -----------  ----------- ----------

Revenue		                  	$1,036,622  $599,893     $2,243,388  $1,822,901


Cost and expenses:

  Cost of revenues			          952,086   543,983      2,068,005   1,678,480
  Warehouse, general
    and administrative		        66,316    36,773        127,725      98,787
  Interest paid to
    Members                      4,237      4,393        12,789      13,778
  Other interest expense			      5,979      2,721        12,484       7,606
  Other income, net			             455        311           (14)        135
  Income tax expense			            160        160           101         480
                           -----------  ---------    ----------  ----------

					                        1,029,233    588,341     2,221,090   1,799,266
                           -----------  ---------    ----------  ----------

Net margin before
  merger integration cost	       7,389     11,552        22,298      23,635

Merger integration costs			      1,562         -          3,594       -
                           -----------  ---------    ----------  ----------


Net margins			            	$     5,827  $   11,552   $   18,704  $   23,635
						 	      				         ===========  ==========   ==========  ==========






          See Notes to Condensed Consolidated Financial Statements.

                             TRUSERV CORPORATION
                             -------------------

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------

                     FOR THE THIRTY-NINE WEEKS ENDED
                     -------------------------------
                              (000's Omitted)

                        					   (UNAUDITED)

                              						      	September 27,	   September 28,
 							                                       1997 	           1996
                                           -------------    -------------

Operating activities:
  Net margins					                        	   $18,704       $ 23,635
  Adjustments to reconcile to cash and
    cash equivalents from operating
    activities:
      Statement of operations components
        not affecting cash and cash
        equivalents			                         19,931         18,828
      Net change in working capital
        components, net of acquisition   			  (41,802)      (100,410)
                                           ----------      ---------
        Net cash and cash equivalents
          used for operating activitie		       (3,167)        (57,947)
                                           ----------     ----------

Investing activities:
  Additions to properties owned				           (27,509)       (16,487)
  Proceeds from sale of properties owned	       1,100            210
  Changes in other assets				                  (1,639)         3,973
                                           ----------     ----------

    Net cash and cash equivalents used
      for investing activities	               (28,048)       (12,304)
                                           ----------     ----------
Financing activities:
  Proceeds from short-term borrowings			      180,523         75,382
  Proceeds from long-term borrowings		         52,371           -
  Payment  of  patronage dividend 				        (20,699)       (18,315)
  Purchase of common stock, net  				         (19,530)          (468)
  Payment of notes, long-term debt and
    lease obligations        					           (158,236) 	      (7,251)
                                           ----------     ----------

    Net cash and cash equivalents
      provided by financing activities         34,429         49,348
                                           ----------     ----------

Net increase (decrease) in cash and
  cash equivalents	        	                    3,214        (20,903)

Cash and cash equivalents at beginning
  of the period		                               1,662         22,473
                                           ----------     ----------

Cash and cash equivalents at end of
  the period	                             	$    4,876     $    1,570
                                           ==========     ==========

          See Notes to  Condensed Consolidated Financial Statements.

                             TRUSERV CORPORATION
                             -------------------

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

                                  (UNAUDITED)

NOTE 1 - BUSINESS COMBINATIONS

On July 1, 1997, pursuant to an Agreement and Plan of Merger dated December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation and Servistar Coast to Coast ("SCC"). SCC merged with and into Cotter, with Cotter being the surviving corporation
(the "Merger"). Cotter was renamed TruServ Corporation ("TruServ" or the "Company"), effective with the Merger. Each outstanding share of SCC Common Stock and SCC Series A Stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) were converted into the right to receive one fully paid and nonassessable share of TruServ Class A Common Stock and each two outstanding shares of SCC Preferred Stock were converted into the right to receive one fully paid and nonassessable share of TruServ Class B Common Stock. A total of 270,498 and 1,065,510 shares of TruServ Class A Common Stock and Class B Common Stock, respectively, were issued in connection with the Merger. Also 238,550 additional shares of TruServ Class A Common Stock were purchased by pre-Merger Stockholders of Cotter to satisfy the Class A Common Stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such Members as a result of the Merger. The transaction was accounted for using the purchase accounting method.

Immediately following the Merger, the number of outstanding Shares was 556,758 and 1,915,793 for TruServ Class A Common Stock and
Class B Common Stock, respectively.

To refinance the existing debt of SCC and pay related fees and expenses,the Company entered into a revolving loan agreement of up to $300.0 million in short-term credit facilities with a group of banks and an additional $50.0 million private long-term debt placement.

The total purchase price of approximately $139.0 million was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $115.0 million has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

In connection with the purchase business combination, an estimated liability of $34.7 million was recognized for costs associated with the Merger plan. The consolidation plan specifies that certain former SCC corporate positions, approximately 1,200 in total, will be eliminated substantially within one year. As of September 27, 1997, approximately 15% of these employees have been terminated with the related benefits of approximately $1.8 million charged against the liability. The Merger plan specifies the closing of redundant former SCC distribution centers and the elimination of overlapping former SCC inventory items stockkeeping units substantially within a one-year period. Distribution centers closing costs include net occupancy and costs after facilities are vacated. In addition, stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Merger. As of September
27, 1997 no amounts relating to distribution center closing cost and the reduction of stockkeeping units have been charged against the liability.

The Condensed Consolidated Balance Sheet as of September 27, 1997 reflects the post-Merger Company. The Condensed Consolidated
Balance Sheet as of December 28, 1996 reflects the pre-Merger
Company. The financial information for the thirteen weeks ended
September 27, 1997, reflects the post-Merger results of the Company. The thirty-nine weeks ended September

27, 1997 reflect the results of the pre-Merger Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the thirteen weeks ended September 27, 1997. The thirteen weeks and thirty-nine weeks ended September 28, 1996 reflect the financial information of the pre-Merger Company only.

The results for the thirty-nine weeks ended September 27, 1997 include merger integration cost of $3.6 million. As of September 27, 1997, certain corporate positions have been eliminated which total $0.6 million. The Merger integration cost also includes distribution center closing costs totaling $1.5 million.

The following summarized unaudited pro forma operating data for the thirty-nine weeks ended September 27, 1997 and September 28, 1996 are presented giving effect to the Merger, as if it had been consummated at the beginning of the respective periods, and therefore, reflect the results of the Company and SCC on a consolidated basis. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction.

The pro forma adjustment consisted of (i) an adjustment for amortization of the estimated excess of cost over the fair value of the net assets of SCC, (ii) an adjustment for interest expense on promissory notes to be issued in connection with the Merger, (iii) adjustment for interest expenses on short-term borrowings to be issued in connection with the Merger and (iv) an adjustment for incremental differences in depreciation expense.

				                                        PRO FORMA
                               -----------------------------------
				                               THIRTY-NINE WEEKS ENDED
                               -----------------------------------
                                         (000'sS OMITTED)
				                            September 27,        September 28,
               				                1997                 1996
                               ---------------      ---------------

   Revenue                        $3,135,917          $3,168,264
                                  ==========          ==========

   Net margin                     $   33,289          $   39,997
                                  ==========          ==========

NOTE 2 - GENERAL
----------------

The condensed consolidated balance sheet as of September 27, 1997 and the statements of operations for the thirteen and thirty-nine week periods and cash flows for the thirty-nine week periods ended September 27, 1997 and September 28, 1996 are unaudited.
In the opinion of the management of the Company, these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flow for the respective interim periods. The accompanying condensed consolidated financial statements have been prepared in accordance with the rules and regulation of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 28, 1996 included in the Company's Post-Effective Amendment No. 6 to Form S-2 Registration Statement (No. 33-39477) and in the Company's 1996 Annual Report on Form 10-K.

NOTE 3 - PATRONAGE DIVIDENDS
----------------------------

In accordance with the Merger Agreement, patronage dividends earned through June 28, 1997 were declared, and paid to former Cotter Members in the third quarter of 1997. The patronage dividend was distributed through a payment of 30% of the total distribution in cash with the balance being paid through the issuance of the Company's Class B nonvoting common stock in accordance with the patronage dividend policy that was changed effective in January, 1997 to increase the Class B nonvoting common stock requirements after payment of at least 20% in cash. Any further distributions after meeting the Class B Common Stock requirements will be in cash rather than in promissory notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949.The estimated patronage dividend for the thirteen weeks ended September 27, 1997 is

$5,670,000 plus the dividend declared and paid for the twenty-six weeks ended June 28, 1997 is $18,684,000 compared to $23,584,000 for the corresponding period in 1996.

The SCC pre-Merger patronage dividend of $19,843,000 was paid to former SCC dealers subsequent to the third quarter. At September 27, 1997, $8,334,000 of the total dividend was payable in cash with the remaining amount payable in Class B Common Stock of the Company.

Patronage dividends will be determined at the end of each fiscal year for the former Cotter Members and the former SCC Members, respectively, as specified in the Merger Agreement.


NOTE 4- INVENTORIES
-------------------

  Inventories consisted of:

                               						September 27,    December 28,
							                                  1997             1996
                                     -------------    ------------

                              							 (UNAUDITED)
                      						                  (000's OMITTED)
     Manufacturing inventories:
	      Raw materials					            $    2,997       $    2,797
      	Work-in-process and
         finished goods		                29,740           24,558
                                     ----------       ----------

							                                  32,737           27,355

     Merchandise inventories			         523,110          320,199
                                     ----------       ----------

							                              $  555,847       $  347,554
	                                    ==========       ==========

Item 2.  MANAGEMENT `S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         ------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

BUSINESS COMBINATION
--------------------

On July 1, 1997, TruServ Corporation (the "Company"), formerly Cotter & Company, merged with Servistar Coast to Coast Corporation ("SCC") (the "Merger"). The transaction was accounted for using the purchase accounting method. Accordingly, the financial information for the thirteen weeks ended September 27, 1997 reflects the results of the post-Merger Company and the financial information for the thirty-nine weeks ended September 27, 1997 reflects the results of the pre-Merger Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the thirteen weeks ended September 27, 1997. To facilitate the comparison of interim results for 1997 and 1996, supplemental comparisons have been provided using pro forma financial information. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operation that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

			                               THIRTY-NINE WEEKS ENDED
                   --------------------------------------------------------
			                 September 27,  1997          September 28,1996
                   ---------------------  ---------------------------------
			                           Pro Forma               Pro Forma  Pro Forma
                     Actual      (1)        Actual       (2)        (1)
                   ---------- ----------  ----------  ---------- ----------
                                         (000's OMITTED)

Revenue			         $2,243,388 $3,135,917  $1,822,901  $2,287,434 $3,168,264
Gross margin		        175,383    218,719     144,421     181,974    236,874
Warehouse, general
 and administrative   127,725    154,732      98,787     131,194    170,147
Interest expense 		    25,273     31,767      21,384      24,318     30,013
Merger integration
 cost                   3,594       -           -            -         -
Net margin		           18,704     33,289      23,635      26,569     39,997

    (1) Assumes the Merger was consummated on January 1.
    (2) Assumes the Merger was consummated on July 1.

ACTUAL THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO ACTUAL
--------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996
------------------------------------------

RESULTS OF OPERATIONS:
----------------------

Revenues for the thirty-nine weeks ended September 27, 1997 totaled $2,243,388,000. This represented an increase of $420,487,000 or 23.1%
compared to the same period last year. The increase was due to the addition of Servistar Coast to Coast revenues that resulted from the July 1, 1997 merger of Cotter and SCC.

Gross margins increased by $30,962,000 or 21.4% and as a percentage of revenues, declined from 7.9% to 7.8% for the same period last year. Much of the percentage reduction resulted from a change in the sales mix between Stock, Relay and Direct Shipment Sales partially offset by an increase in sales volume. The dollar increase in gross margin is due to the combination of Servistar Coast to Coast that resulted from the July 1, 1997 Merger of Cotter and SCC.

Warehouse, general and administrative expenses increased by $28,938,000 and, as a percentage of revenues increased to 5.7% from 5.4% compared with the prior year. The increase was attributed to the increase in operating costs resulting from the Merger. Many of potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is implemented.

Interest paid to Members decreased by $989,000 or 7.2% primarily due to a lower average interest rate. Other interest expense increased $4,878,000 due to higher borrowings compared to the same period last year. The higher borrowings was required because of the increased cash requirement resulting from the Merger and increased inventory levels. The effective borrowing rate has been lowered due to the renegotiation of the borrowing rates since the date of the Merger.

Merger integration costs consisted of expenses incurred with the consolidation and elimination of certain functions due to the aforementioned Merger.

The combination of decreased gross margins, increase of expenses and increased borrowing costs, resulted in a net margin of $18,704,000 compared to $23,635,000 for the same period last year.

ACTUAL THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO PRO FORMA
-----------------------------------------------------------------------
THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 ASSUMING THE MERGER WAS
------------------------------------------------------------------
CONSUMMATED JULY 1, 1996
------------------------

RESULTS OF OPERATIONS:
----------------------

Revenues for the thirty-nine weeks ended September 27, 1997 totaled $2,243,388,000. This represented a decrease of $43,996,000 or 1.9%
compared to the same period last year. The decrease was due to seasonal merchandise which was affected by adverse weather conditions.

Gross margins decreased by $6,591,000 or 3.6% and as a percentage of revenues, declined from 8.0% to 7.8% for the same period last year. The reduction resulted from the decrease in sales volume plus a change in the sale mix between Stock, Relay and Direct Shipment Sales.

Warehouse, general and administrative expenses decreased by $3,469,000 and, as a percentage of revenues remained comparable with prior year. The decrease was attributed to the Company's continued efforts to reduce operating costs through reduction of duplicate office and distribution center functions.

Interest paid to Members decreased by $1,189,000 or 8.5% primarily due to a lower average interest rate. Other interest expense increased $2,144,000 or 20.7% due to higher borrowings compared to the same period last year. The higher borrowings was required because of the increased cash requirement to increase inventory levels to provide improved service levels to the Members.

Merger integration costs consisted of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned Merger.

The combination of decreased gross margin and increased borrowing costs, resulted in a net margin of $18,704,000 compared to $26,569,000 for the same period last year.

PRO FORMA THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO
----------------------------------------------------------------
PRO FORMA THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 ASSUMING THE
-----------------------------------------------------------------
MERGER WAS CONSUMMATED  JANUARY 1
---------------------------------

RESULTS OF OPERATIONS:
----------------------

Revenues for the thirty-nine weeks ended September 27, 1997 totaled $3,135,917,000. This represented a decrease of $32,347,000 or 1.0%
compared to the same period last year. The decrease was due to seasonal merchandise which was affected by adverse weather conditions.

Gross margins decreased by $18,155,000 or 7.7% and as a percentage of revenues, declined from 7.5% to 6.9% for the same period last year. The reduction resulted from the decrease in sales volume plus a change in the sale mix between Stock, Relay and Direct Shipment Sales.

Warehouse, general and administrative expenses decreased by $15,415,000 or 9.1% and, as a percentage of revenues decreased from 5.4% to 4.9%. The decrease was attributed to the Company's continued efforts to reduce operating costs through reduction of duplicate office and distribution center functions.

Interest paid to Members decreased by $1,189,000 or 8.3% primarily due to a lower average interest rate. Other interest expense increased $2,943,000 or 18.8% due to higher borrowings compared to the same period last year. The higher borrowings were required because of of the need to increase inventory levels to provide improved service levels to the Members.

The combination of decreased gross margin and increased borrowing costs partially offset by operating expenses decreases resulted in a net margin of $33,289,000 compared to $39,997,000 for the same period last year.

			                                     THIRTEEN WEEKS ENDED
				                           -----------------------------------------
			                	           September 27,        Septeber 28,1996
			                                1997        -------------------------
  			                             Actual         Actual    Pro Forma (1)
                               -------------   ----------  -------------

Revenue				                    $ 1,036,622     $ 599,893   $ 1,064,376
Gross margins 			                   84,536        55,910        93,463
Warehouse, general and
  administrative expense            66,316        36,773        69,180
Interest  expense	                  10,216         7,114        10,048
Merger integration cost              1,562          -             -
Net margin		 	                       5,827        11,552        14,486

(1) Assumes the Merger was consummated at July 1.

ACTUAL THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO ACTUAL THIRTEEN
--------------------------------------------------------------------------
WEEKS ENDED SEPTEMBER 28, 1996
------------------------------

RESULTS OF OPERATIONS:
----------------------

Revenues for the thirteen weeks ended September 27, 1997 totaled $1,036,622,000. This represented an increase of $436,729,000 or 72.8% compared to the same period last year. The increase was due to the addition of Servistar Coast to Coast revenues that resulted from the July 1, 1997 merger of Cotter and SCC.

Gross margins increased by $28,626,000 or 51.2% and as a percentage of revenues, declined from 9.3% to 8.2% for the same period last year. Much of the reduction resulted from the change in the sale mix between Stock, Relay and Direct Shipment Sales partially offset by an increase in sales volume. The dollar increase om gross margin is due to the addition of SErvistar Coast to Coast revenues that resulted from the July 1, 1997 Merger of Cotter and SCC.

Warehouse, general and administrative expenses increased by $29,543,000 or 80.3% and, as a percentage of revenues increased from 6.1% to 6.4%. The increase was attributed to the increase in operating costs resulting from the Merger. Many of the potential cost efficiencies related to the Merger have not yet been realized and cost should be reduced as the Merger strategy is implemented.

Interest paid to Members decreased by $156,000 or 3.6% primarily due to a lower average interest rate. Other interest expense increased $3,258,000 or 119.7% due to higher borrowings compared to the same period last year. The higher borrowings was required because of the increased cash requirement resulted from the Merger and increased inventory levels.

Merger integration costs consisted of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned Merger.

The combination of the increase in expenses and increased borrowing costs, resulted in a net margin of $5,827,000 compared to $11,552,000 for the same period last year.

ACTUAL THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 COMPARED TO PRO FORMA
--------------------------------------------------------------------
THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 ASSUMING THE MERGER WAS
---------------------------------------------------------------
CONSUMMATED ON JULY 1, 1996
----------------------------

RESULTS OF OPERATIONS:
----------------------

Revenues for the thirteen weeks ended September 27, 1997 totaled
$1,036,622,000.  This represented a decrease of $27,754,000 or 2.6%
compared to the same period last year. The decrease was due to seasonal merchandise which was affected by adverse weather conditions.

Gross margins decreased by $8,927,000 or 9.6% and as a percentage of revenues, declined from 8.8% to 8.2% for the same period last year. The reduction resulted from the decrease in sales volume plus a change in the sale mix between Stock, Relay and Direct Shipment Sales.

Warehouse, general and administrative expenses decreased by $2,864,000 or 4.1% and, as a percentage of revenues remained comparable with prior year. The decrease was attributed to the Company's continued efforts to reduce operating costs through reduction of duplicate office and distribution center functions.

Interest paid to Members decreased by $356,000 or 7.8% primarily due to a lower average interest rate. Other interest expense increased $524,000 or 9.6% due to higher borrowings compared to the same period last year. The higher borrowings was required because of increased cash requirement to increase inventory levels to provide improved service levels to the Members.

Merger integration costs consisted of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned merger.

The continued effort of expense reduction, partially offset by the combination of decreased gross margin and increased borrowing costs, resulted in a net margin of $5,827,000 compared to $14,486,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

The Company has a seasonal need for cash. During the first nine months of the year, as seasonal inventories are purchased for resale of manufacture and shipment, cash and cash equivalent are used for operating activities. In the last quarter of the year, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities.

Accounts and notes receivable increased by $182,505,000 due to
(1) seasonal payment terms extended to the Company's Members and
(2) the additional Members resulting from the Merger. Short-term borrowings increased by $180,523,000 and accounts payable and accrued expenses increased by $280,712,000.

At September 27, 1997, net working capital decreased to $151,132,000 from $201,304,000 at December 28, 1996. The current ratio decreased to 1.16 at September 27, 1997 compared to 1.40 at December 28, 1996.

At September 27, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks and had various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. Borrowing under this agreements were $251,117,000 at September 27, 1997.t

The Company's capital is primarily derived from Class A common stock and retained earnings, together with promissory (subordinated) notes and nonvoting Class B common stock issued in connection the Company's annual patronage dividend. The Company believes the funds derived from these capital resources, as well as operations and the credit facilities noted above will be sufficient to satisfy capital needs.

Total capital expenditures, including those made under capital leases, were $27,509,000 for the thirty-nine weeks ended September 27, 1997 compared to $16,487,000 during the comparable period in 1996. These capital expenditures related to additional equipment and technological improvements at the regional distribution centers and at the World Headquarters. Funding of any additional 1997 capital expenditures is anticipated to come from operations and external sources, if necessary.

A portion of the Company's information systems are not "Year 2000 Complaint". This means that the Company will need to incur certain costs to modify non-compliant systems prior to the Year 2000 in order to ensure that those systems continue to serve the needs of the Company and its Membership. Based upon an initial investigation of our systems, we estimate that such costs could exceed $10,000,000. Actual costs may exceed this estimate depending on our merger efforts and system resource constraints. Further, based upon current FASB Guideline, costs incurred to modify systems to be Year 2000 compliant must be expensed. Accordingly, such costs will reduce our patronage dividends in years in which they were incurred.

                				PART II - OTHER INFORMATION
                    ---------------------------

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

At the Company's Annual Meeting of Stockholders held on April 1, 1997, the Stockholders approved the Agreement and Plan of Merger dated December 9, 1966, providing for the merger of Servistar Coast to Coast Corporation with and into Cotter & Company, thereafter known as TruServ Corporation. The agreement and Plan of Merger addressed, among other things, the following items:

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

The nomination of the listed initial Board of Directors of TruServ
Corporation:

                	W. (Bill) Blagg			         Peter G. Kelly
                	William M. Claypool		      Robert J. Ladner
                	Daniel A. Cotter			        Paul E. Pentz
                	Jay Feinsod			             George V. Sheffer
                	Dave Guthrie			            Dennis A. Swanson
	                William M. Halterman		     John Wake, Jr.
                	William Hood			            John M. (Mitch) West, Jr.
                	James Howensteine		        Barbara B. Wilkerson
                 Jerrald T. Kabelin

The number of affirmative votes cast for the above items was 37,520, the number of negative votes cast was 2,100 and the number of abstentions was 540.

In addition, the Stockholders of Class B Common Stock voted to increase the number of authorized shares of Class B Common Stock to 4,000,000 shares. The number of affirmative votes was 927,296, the number of negative votes cast was 47,881, and the number of abstentions was 6,904.

The Company consummated the merger on July 1, 1997.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits

              Exhibit 4. Instruments defining the rights of security holders, including indentures, incorporated herein by reference those items included as Exhibits 4A through 4G, inclusive, in the Company `s Post-Effective Amendment No. 4 to Form S-2 to Form S-4 Registration Statement
              (No. 33-18397) filed with the Securities and Exchange Commission on July 2, 1997.


         (b)  Reports on Form 8-K

              1)  Current Report on Form 8-K dated as of March 5, 1997.
              2) Form 8K/A Amendment to Current Report on Form 8-K, dated March 26, 1997.

                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





						                                     	TRUSERV CORPORATION



Date:    November 11, 1997					            By: /S/ KERRY J. KIRBY
                            							        Executive Vice-President
							                                    and Chief Financial Officer

   (Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)