Form 10-K405
period 1997-12-31
TRUSERV CORP
filed 1998-03-31
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM             TO
                               ------------------------
COMMISSION FILE NUMBER 2-20910

                              TRUSERV CORPORATION
               (PRIOR TO JULY 1, 1997 KNOWN AS COTTER & COMPANY)

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

          THERE IS NO PUBLIC MARKET FOR REGISTRANT'S CLASS A COMMON STOCK. SUCH SHARES ARE OFFERED BY THE REGISTRANT IN SIXTY-SHARE UNITS, EXCLUSIVELY TO RETAILERS OF HARDWARE AND RELATED MERCHANDISE, IN CONNECTION WITH BECOMING MEMBERS OF THE COMPANY. SAID STOCK IS LIMITED AS TO TRANSFERABILITY BY ITS TERMS.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
                       CLASS                           FEBRUARY 28, 1998
                       -----                           -----------------
CLASS A COMMON STOCK, $100 PAR VALUE................         567,048
CLASS B NONVOTING COMMON STOCK, $100 PAR VALUE......       1,841,758

================================================================================

                                     PART I

ITEM 1. BUSINESS.

     TruServ Corporation ("TruServ" or the "Company") was organized as Cotter & Company ("Cotter"), a Delaware corporation, in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. On July 1, 1997 Cotter & Company merged with ServiStar Coast to Coast Corporation ("SCC") (the "Merger"). SCC was a hardware wholesaler organized in 1935 with a strong presence in retail lumber and building materials. Following the Merger, the Company was renamed TruServ Corporation. The Company's principal executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois, 60631-3505. Its telephone number is (773) 695-5000.

     The Company is a Member-owned wholesaler of hardware, lumber/building materials and related merchandise. It is the largest wholesaler of hardware, lumber/building materials and related merchandise in the United States. The Company also manufactures paint and paint applicators. For reporting purposes, the Company operates in a single industry as a Member-owned wholesaler cooperative.

     Membership, depending on the terms of the Member's Retail Member Agreement with TruServ (the "Retail Member Agreement"), entitles TruServ Members to use certain TruServ trademarks and trade names, including the federally registered Coast to Coast(R), ServiStar(R) and True Value(R) trademarks, service marks and collective membership marks. The True Value(R) collective membership mark has a present expiration date of January 2, 2003; the ServiStar(R) mark has a present expiration date of September 13, 2003; the Coast to Coast(R) mark expires on November 3, 2004; the InduServe Supply(R) mark has a present expiration date of February 13, 2000; the Grand Rental Station(R) mark has a present expiration date of June 4, 2005; the Taylor Rental(R) mark has a present expiration date of January 15, 2004; the Home & Garden Showplace(R) mark has a present expiration date of February 13, 2000 and the Commercial Sales(R) mark has a present expiration date of December 16, 2007. Generally speaking, former Cotter Members and former SCC Members will continue to conduct their businesses under the same retail banners as before the Merger, except to the extent permitted by TruServ on a case by case basis. As soon as permitted by anticipated operating synergies, those Members and new Members joining TruServ after the Merger will have access to all private labels, except with respect to paint, outdoor power equipment, the private labels of which will be limited to use by their respective retail organizations. Membership also entitles the Member to receive annual patronage dividends based upon the Member's purchases from TruServ. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The Company serves approximately 9,800 Coast to Coast(R), ServiStar(R) and True Value(R) Hardware Stores throughout the United States. Primary concentrations of Members exist in New York (approximately 8%), Pennsylvania (approximately 7%), California (approximately 5%) and Illinois, Michigan, Ohio and Texas (approximately 4% each).

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                   FOR THE FISCAL YEARS
                                                 ------------------------
                                                  1997     1996     1995
                                                 ------   ------   ------
Lumber and Building Materials..................   24.5%    12.8%    12.7%
Hardware Goods.................................   19.5%    22.4%    22.3%
Electrical and Plumbing........................   15.8%    18.2%    17.7%
Farm and Garden................................   13.1%    13.8%    13.3%
Painting and Cleaning..........................   12.0%    14.0%    13.3%
Appliances and Housewares......................    9.4%    11.2%    11.7%
Sporting Goods and Toys........................    5.7%     7.6%     9.0%

     The Company serves its Members by functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its Members. These benefits are passed along to its Members in the form of lower prices and/or patronage dividends. The Company has numerous individual agreements or commitments from its suppliers, virtually all of which are terminable by such suppliers or the Company without cause. Such provisions, either individually or in the aggregate, have not had any material adverse effect on the Company's ability to conduct its business. The goods and services purchased by the Company from these suppliers are generally available from a wide variety of sources. The Company is not dependent upon any one supplier or group of suppliers and has not experienced a problem in obtaining necessary goods. The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and the availability of new merchandise. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 44% of total sales); (2) direct shipment sales (approximately 49% of total sales); and (3) relay sales (approximately 7% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint and paint applicators. The principal raw materials used by the Company are chemicals. All raw materials are purchased from outside sources. The Company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials which will materially impact operations are currently anticipated.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 1998, these markets will be held in Dallas, Texas and St. Louis, Missouri. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season is displayed to attending Members.

     As of both February 28, 1998 and February 22, 1997, the Company had a backlog of firm orders (including relay orders) of approximately $16,000,000. It is anticipated that the entire backlog existing at February 28, 1998 will be filled by April 30, 1998. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are Member orders for new or seasonal merchandise given at the Company's two markets, for delivery during the several months subsequent to the markets. Thus, the Company will have a relatively high backlog at the end of each market which will diminish in subsequent months until the next market.

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses served by the Company continue to face intense competition from chain stores, discount stores, home centers, and warehouse operations. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of retail space, have cut into operating margins and brought pressures for lower merchandise costs, to which the Company has been responsive through a retail oriented competitive pricing strategy on high turnover, price sensitive items. The trueAdvantage program was introduced in 1995 and upgraded in 1997 to promote higher retail standards in order to build consumer goodwill and create a positive image for all Member stores.

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

     The Company, through a Canadian subsidiary, owns a majority equity interest in Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves approximately 520 True Value(R) and V&S(R) Stores, all located in Canada. The cooperative has approximately 350 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1997.

     The Company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the Company's Members. In the aggregate, these subsidiaries are not significant to the Company's results of operations.

     The Company employs approximately 5,800 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the Company's operations, employee relations are governed by the practices prevailing in the particular area and are generally dealt with locally. Approximately 22% of the Company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three or four years. In general, the Company considers its relationship with its employees to be good.

                      DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business done with or for Members. All Members are entitled to receive patronage dividend distributions from TruServ on the basis of gross margins of merchandise and/or services purchased by each Member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     Patronage dividends are usually paid to Members within 90 days after the close of TruServ's fiscal year; however, the Internal Revenue Code (the "Code") permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of TruServ's fiscal year, and TruServ may elect to distribute the annual patronage dividend at a later time than usual in accordance with the provisions of the Code.

     TruServ's By-Laws provide for the payment of year-end patronage dividends, after payment of at least 20% of such patronage dividends in cash, in qualified written notices of allocation including (i) Class B common stock based on par value thereof, to a maximum of 2% of the Member's net purchases of merchandise from TruServ for the year (except in unusual circumstances of individual hardships, in which case the Board of Directors reserves the right to make payments in cash), (ii) promissory (subordinated) notes, or (iii) other property. Such promissory (subordinated) notes are for a five year term, bear interest at a fixed rate based on a premium spread above comparable U.S. Treasury notes as approved by the Board of Directors, and are subordinated to all other debt of TruServ. TruServ may also issue nonqualified written notices of allocation to its Members as part of its annual patronage dividend. See "Payment of Patronage Dividends in Accordance with the Internal Revenue Code."

     In determining the form of the annual patronage dividend, a Member's required investment in Class B common stock of TruServ had historically been limited by the Board of Directors to an amount, the cumulative value of which will not exceed two percent (2%) of the Member's net purchases of merchandise from the Company. Commencing in 1996, the Board established minimum Class B ownership requirements (currently $25,000 for hardware stores and $15,000 for lumber stores) which may be varied from time to time and is comprised of the aggregate of a Member's various types of annual purchases multiplied by a specific percentage, that varies from 1% to 14%, decreasing as total dollar purchases by category increase. The amount of such required investment is determined by majority vote of the Board of Directors, and may be increased or decreased by such vote. The basis for determining the necessity of an increase or decrease is through evaluation of the financial needs of TruServ, while considering the needs of its membership. The consideration and method of payment for such shares is by way of the required amount being calculated as part of the annual patronage dividend distribution amount.

     Until at least December 31, 1998, new Members who join TruServ will have their patronage dividend computed and distributed in accordance with the method used prior to the Merger by the constituent corporation thereof offering the retail program (e.g., Coast to Coast(R), ServiStar(R) or True Value(R)) chosen by such new Members.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Code specifically provides for the taxation of cooperatives (such as TruServ) and their patrons (such as TruServ's Members) so as to ensure that the business earnings of cooperatives are currently taxable either to the cooperatives or to the patrons.

     The shares of Class B nonvoting common stock and other written notices, which disclose to the recipient the stated amount allocated to him by TruServ and the portion thereof which is a patronage dividend, distributed by TruServ to its Members are "written notices of allocation" within the meaning of that phrase as used in the Code. For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that TruServ pay 20% or more of the annual patronage dividend in cash and that the Members consent to having the allocations (at their stated dollar amount) treated as being constructively received by them and includable in their gross income. Such written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code. Cash, qualified written notices, and other property (except nonqualified written notices of allocation) are currently deducted from earnings in determining the taxable income of TruServ and, accordingly such qualified written notices of allocation are includable in gross income of the patron (Member). Section 1385(a) of the Code provides, in substance, that the amount of any patronage dividend which is paid in cash, qualified written notices of allocation or other property (except nonqualified written notices of allocation) shall be included in the gross income of the patron (Member) for the taxable year in which it receives such cash or such qualified written notices of allocation. In general, with respect to nonqualified written notices of allocation, no amounts are deductible by TruServ or includable in gross income of the patron (Member) until redeemed by TruServ.

     Thus, every year each Member may receive, as part of the Member's patronage dividend, non-cash "qualified written notices of allocation", which may include Class B nonvoting common stock, the stated dollar amount of which must be recognized as gross income for the taxable year in which received. The portion of the patronage dividend paid in cash (at least 20%) may be insufficient, depending on the tax bracket in each Member's case, to provide funds for the payment of income taxes for which the Member will be liable as a result of the receipt of the entire patronage dividend, including cash and Class B nonvoting common stock.

     In response to the provisions of the Code, TruServ's By-Laws provide for the treatment of the shares of Class B nonvoting common stock and such other notices as the Board of Directors may determine, distributed in payment of patronage dividends as "qualified written notices of allocation." The By-Laws provide in effect:

          (i) for payment of patronage dividends partly in cash, partly in qualified written notices of allocation (including the Class B nonvoting common stock as described above), other property or in nonqualified written notices of allocation, and

          (ii) that membership in the organization (i.e. the status of being a Member of TruServ) shall constitute consent by the Member to take the qualified written notices of allocation or other property into account in the Member's gross income as provided in Section 1385(a) of the Code.

     Under the provisions of the Code, persons who become or became Members of TruServ or who retained their status as Members after adoption of the By-Laws providing that membership in the organization constitutes consent, and after receiving written notification and a copy of the By-Laws are deemed to have consented to the tax treatment of the cash and the qualified written notices of allocation in which the patronage dividends are paid, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing

Member and have been, and will continue to be, delivered to each party that became, or becomes a Member thereafter. Such consent is then effective except as to patronage occurring after the distributee ceases to be a Member of the organization or after the By-Laws of the organization cease to contain the provision with respect to the above described consent. Such consent may be revoked by the Member only by terminating its membership in TruServ in the manner provided in its Retail Member Agreement.

     Each year since 1978, TruServ has paid its Members 30% of the annual patronage dividend in cash in respect to patronage (excluding nonqualified written notices of allocation) occurring in the preceding year. It is the judgment of management that the payment of 30% or more of patronage dividends in cash will not have a material adverse effect on the operations of TruServ or its ability to maintain adequate working capital for the normal requirements of its business. However, TruServ is obligated to distribute only 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash and it may distribute this lesser percentage in future years.

     In order to avoid the administrative inconvenience and expense of issuing separate certificates representing shares of Class B nonvoting common stock to each Member, TruServ deposits a bulk certificate with Harris Trust and Savings Bank, Chicago, Illinois for safekeeping for and on behalf of its Members and sends a written notice to each Member of these deposits and the allocation thereof to such Member.

ITEM 2. PROPERTIES.

     The Company's national headquarters is located in Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                       SQUARE FEET OF                          LEASE
                                                       WAREHOUSE AND                        EXPIRATION
                      LOCATION                          OFFICE AREA        INTEREST            DATE
                      --------                         --------------      --------         ----------
   Brookings, South Dakota.......................          518,000           Owned
   Butler, Pennsylvania..........................           72,000           Owned
   Charleston, Illinois..........................          246,000           Owned
   Chicago, Illinois.............................          228,100          Leased       December 31, 2010
   Chicago, Illinois.............................           83,000          Leased       October 31, 2000
   Corsicana, Texas..............................          450,000           Owned
   Denver, Colorado..............................          360,000          Leased       June 30, 2004
   East Butler, Pennsylvania.....................          476,200           Owned
   Fogelsville (Allentown), Pennsylvania.........          600,000           Owned
   Ft. Smith, Arkansas...........................          206,500          Leased       November 30, 2002
   Harvard, Illinois.............................        1,470,000           Owned
   Henderson, North Carolina.....................          300,000           Owned
   Indianapolis, Indiana.........................          420,000           Owned
   Jonesboro (Atlanta), Georgia..................          360,000           Owned
   Kansas City, Missouri.........................          415,000           Owned
   Kingman, Arizona..............................          375,000           Owned
   Manchester, New Hampshire.....................          525,000           Owned
   Mankato, Minnesota............................          320,000           Owned
   Ocala, Florida................................          375,000           Owned
   Parkesburg, Pennsylvania......................          567,200           Owned
   Peachtree City, Georgia.......................           60,500          Leased       November 24, 2005
   Piedmont, South Carolina......................          350,400           Owned
   Portland, Oregon..............................          405,000           Owned
   Schiller Park, Illinois.......................           42,500          Leased       April 30, 2001
   Springfield, Oregon...........................          504,000           Owned
   Westfield, Massachusetts......................          448,700           Owned
   Westlake (Cleveland), Ohio....................          405,000           Owned
   Winnipeg, Manitoba............................          432,000           Owned
   Woodland, California..........................          350,000           Owned

     No location owned by the Company is subject to a mortgage.

     In December 1983, the Company completed construction of a 150,000 square foot addition to its regional distribution center in Manchester, New Hampshire. This addition was financed with the proceeds from the sale of $4,000,000 State of New Hampshire Industrial Development Authority Revenue Bonds (TruServ Corporation Project) Series 1982. On October 1, 1997, and every three-year period thereafter, the interest rate on the 5.28% industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at either the option of the Company or the bondholders at each interest reset date through maturity in 2003.

     In 1997, the Company announced the closing of four Distribution Centers. These are located in Ocala, Florida; Charleston, Illinois; Peachtree City, Georgia; and Ft. Smith, Arkansas. The Company also closed the Butler, Pennsylvania office building. The Fort Smith and Peachtree City properties are under lease. The Company is seeking a subtenant for the Fort Smith property. The Peachtree City property is currently under a sublease. The Butler and Ocala properties are available for sale. The Charleston property is under contract for sale. The 980,000 square foot Chicago, Illinois facility was sold during 1997.

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

     The Company owns and leases transportation equipment for use at its regional distribution centers for the primary purpose of delivering merchandise from the Company's regional distribution centers to its Members. Additional information concerning these leases can be found in note 5 to the consolidated financial statements included elsewhere herein.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the common stock of the Company and there is no expectation that any market will develop. The Company's Class A common stock is owned almost exclusively by retailers of hardware, lumber/building materials and related products each of whom is a Member of the Company and purchases sixty shares of the Company's Class A common stock (the only class of voting stock) upon becoming a Member. The Company is organized as a Delaware stock corporation and operates as a Member-owned wholesaler cooperative corporation. The shares of the Company's Class B nonvoting common stock now outstanding were issued to Members in partial payment of the annual patronage dividend to which they became entitled as a result of patronage business done by such Members with the Company. In accordance with the Company's By-Laws, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The number of holders of record (as of February 28, 1998) of each class of stock of the Company is as follows:

                                                                 NUMBER OF
                                                                HOLDERS OF
                                                                  RECORD
                       TITLE OF CLASS                           ----------
Class A common stock, $100 Par Value........................       8,998
Class B nonvoting common stock, $100 Par Value..............       8,843

     Dividends (other than patronage dividends) on the Class A common stock and Class B nonvoting common stock, subject to the provisions of the Company's Certificate of Incorporation, may be declared out of gross margins of the Company, other than gross margins from operations with or for Members and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors. Dividends may be paid in cash, in property, or in shares of the common stock, subject to the provisions of the Certificate of Incorporation. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, the Company has not paid dividends on its Class A common stock or Class B nonvoting common stock. The Board of Directors does not plan to pay dividends on either class of stock. See the discussion of patronage dividends under Item 1--Business.

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                              FOR THE FISCAL YEARS
                                       ------------------------------------------------------------------
                                          1997          1996          1995          1994          1993
                                       ----------    ----------    ----------    ----------    ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues...........................    $3,331,686    $2,441,707    $2,437,002    $2,574,445    $2,420,727
Gross margins......................    $  241,020    $  196,636    $  202,068    $  223,331    $  217,921
Net margins(a).....................    $   42,716    $   52,410    $   59,037    $   60,318    $   57,023
Patronage dividends................    $   43,782    $   53,320    $   60,140    $   60,421    $   54,440
Total assets.......................    $1,438,913    $  853,985    $  819,576    $  868,785    $  803,528
Long-term debt.....................    $  169,209    $   80,145    $   79,213    $   75,756    $   69,201
Promissory (subordinated) and
  installment notes payable........    $  172,579    $  185,366    $  186,335    $  199,099    $  217,996
Redeemable Class A common stock....    $   47,423    $    4,876    $    5,294    $    6,370    $    6,633
Redeemable Class B nonvoting common
  stock............................    $  187,259    $  114,053    $  113,062    $  116,663    $  110,773
Book value per share of Class A
  common stock and Class B
  nonvoting common stock(b)........    $   100.40    $   101.89    $   102.68    $   103.57    $   103.85

---------------
(a) The net margin for fiscal 1997 includes a deduction of $13,650,000 of non-recurring merger integration costs.

(b) The book value per share of the Company's Class A common stock and Class B nonvoting common stock is the value, determined in accordance with generally accepted accounting principles, of such shares as shown in the respective year-end consolidated balance sheets of the Company, included elsewhere herein as reported on by the Company's independent auditors, after eliminating therefrom all value for goodwill, other intangible assets and any retained earnings specifically appropriated by the Company's Board of Directors.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS COMBINATION

     On July 1, 1997, TruServ Corporation, formerly Cotter & Company ("Cotter"), merged with ServiStar Coast to Coast Corporation ("SCC") (the "Merger"). SCC was a hardware wholesaler with a strong presence in retail lumber and building materials. The transaction was accounted for using the purchase accounting method. The Consolidated Balance Sheet at December 31, 1997 reflects the post-Merger Company. The Consolidated Balance Sheet at December 28, 1996 reflects the pre-Merger Company. The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 1997, reflect the results of the post-Merger Company, which includes the results of operations of the former SCC since July 1, 1997. The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the years ended December 28, 1996 and December 30, 1995 reflect the results of the pre-Merger Company. To facilitate the comparison of fiscal year results for 1997 and 1996, supplemental comparisons have been provided using pro forma financial information. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operation that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

                                                                     PRO FORMA
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Revenues....................................................  $4,224,215    $4,211,579
Gross margin................................................     284,356       321,428
Warehouse, general and administrative.......................     175,774       215,216
Interest expense............................................      43,459        40,135
Net margins.................................................      67,357        70,293

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

  RESULTS OF OPERATIONS

     In fiscal year 1997, TruServ Corporation revenues were $3,331,686,000, an increase of 36.4% from fiscal year 1996. The majority of the increase was due directly to the addition of SCC revenues since the July 1, 1997 Merger. The department with the largest increase is the lumber/building material department which is directly connected to the enhanced lumber program effective with the Merger. In the hardware segment the largest increase was reflected in the direct shipment categories with TruServ Members responding to the improved pricing programs. Additionally, TruServ Corporation continued to pursue business opportunities such as trueAdvantage, which increased 3.3% and the Canadian business which increased 6.6%.

     Overall gross margins as a percentage of revenues decreased for the sixth year in a row to 7.2% from 8.1% last year. The reduction in the gross margin percent was due to a combination of changes in sales mix, pricing improvements and conforming accounting policies. The change in sales mix consisted of large volume increases in lumber/building materials and direct shipments, which have lower gross margins. Pricing improvements resulted in lower direct shipment markups and a lower pricing on manufactured products.

     Warehouse, general and administrative expenses as a percentage of revenues were 4.5%, the lowest in over 10 years. The decrease in operating expenses was attributable to continued efforts to reduce operating costs.

     Certain estimates of warehouse, general and administrative expenses are recorded throughout the year including expenses related to capitalizable inventory related costs and other expense items. During the fourth quarter of fiscal 1997, the Company recorded approximately $4,000,000 of net reductions in warehouse, general and administrative expenses relating to the refinement of these estimates recorded in the prior three quarters and cost recoveries from manufacturers of approximately $8,000,000 related to the Fall market.

     Interest paid to Members decreased by $595,000 or 3.2% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $8,925,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirements and inventory levels resulting from the Merger. The effective borrowing rate was lower due to the renegotiation of the rates since the date of the Merger.

     As a result, the net margin before Merger integration costs is $56,366,000 in fiscal year 1997 compared to $52,410,000 in fiscal year 1996. Merger integration costs of $13,650,000 consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information systems costs and general and administrative costs. These one time costs reduced the net margin to $42,716,000 for the year ended December 31, 1997.

PRO FORMA FISCAL 1997 COMPARED TO PRO FORMA FISCAL 1996

  RESULTS OF OPERATIONS

     On a pro forma basis, TruServ Corporation revenues were $4,224,215,000 for fiscal year 1997 compared to $4,211,579,000 in fiscal year 1996, for an increase of 0.3%. The department with the largest increase is the lumber/building material department which is directly connected to the enhanced lumber program effective with the Merger.

     Gross margin on a pro forma basis decreased by $37,072,000 and as a percentage of revenues decreased to 6.7% from 7.6% last year. The reduction in the gross margin percent was due to a combination of changes in sales mix, pricing improvements and conforming accounting policies. The change in sales mix consisted of large volume increases in lumber/building materials and direct ship, which have lower gross margins.

     Warehouse, general and administrative expenses on a pro forma basis as a percentage of revenues were 4.2% compared to 5.1% the prior year. The decrease in operating expenses was attributable to continued efforts to reduce operating costs.

     Interest paid to Members on a pro forma basis decreased by $1,534,000 or 8.0% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $4,858,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirements and inventory levels resulting from the Merger. The effective borrowing rate was lower due to the renegotiation of the rates since the date of the Merger.

     As a result of the decreased gross margin and increased borrowing costs, the net margin on a pro forma basis is $67,357,000 in fiscal year 1997 compared to $70,293,000 in fiscal year 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

  RESULTS OF OPERATIONS

     In fiscal year 1996, the Company's revenues were $2,441,707,000 an increase of 0.2% from fiscal year 1995. Current year revenues were influenced by the 1995 phase-out of the V&S Variety and General Power Equipment divisions. Comparable store revenues increased 4.4% due to improved Member participation. Fiscal year 1996 revenue increases were concentrated in the core merchandise categories of Electrical and Plumbing, up 4.0%, Painting and Cleaning, up 5.0%, Farm and Garden, up 3.8% and Lumber and Building Materials, up 2.4%. Additionally, the Company continued to pursue business opportunities such as International and trueAdvantage, which both increased 14.2%. Also, the Company further expanded the Pinpoint Pricing program to further reduce the selling price of many core hardware related products.

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

     Warehouse, general and administrative expenses increased slightly compared to the prior year but as a percent of revenues remained comparable at 4.7% with the prior year, due to management's continued effort to control operating expenses and an expense recovery associated with prior years' favorable risk loss experience.

     Certain estimates of warehouse, general and administrative expenses are recorded throughout the year including expenses related to incurred but not reported healthcare claims, premiums for comprehensive insurance, capitalizable inventory related costs and other expense items. During the fourth quarter of fiscal 1996, the Company recorded approximately $11,000,000 of net reductions in warehouse, general and administrative expenses relating to the refinement of these estimates recorded in the prior three quarters, a refund of insurance premiums of approximately $7,000,000 and cost recoveries from manufacturers of approximately $5,000,000 related to the Fall market.

     Interest paid to Members decreased by $2,167,000 or 10.5% primarily due to lower principal balance and lower average interest rates.

     Other interest expense increased by $877,000 or 9.4% compared to last year primarily due to higher short-term borrowings partially offset by a lower average interest rate.

     Net margins were $52,410,000 for the year ended December 28, 1996 compared to $59,037,000 for the year ended December 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from $1,662,000 at December 28, 1996 to $2,224,000 at December 31, 1997. This increase was primarily due to cash flow provided by operating and financing activities. Cash provided by operating activities was $19,771,000 for the year ended December 31, 1997 compared to cash flow used for operating activities of $9,609,000 for the year ended December 28, 1996. The increase came primarily from better control of accounts and notes receivables resulting in a $47,288,000 reduction in receivables. Inventory levels, accounts payable and accrued expenses all increased with the additional support requirements needed to service a larger Membership base resulting from the Merger.

     Cash flows used for investing activities increased to $44,359,000 in fiscal year 1997. Total capital expenditures, including those made under capital leases, were $38,493,000 for the fiscal year ended December 31, 1997 compared to $23,530,000 during the comparable period in 1996. These capital expenditures related to additional equipment and technological improvements at the regional distribution centers and at the World Headquarters, in addition to capital requirements resulting from the Merger. Funding of any additional 1998 capital expenditures is anticipated to come from operations and external sources, if necessary.

     The cash flows used for investing activities were funded by both operating activities and financing activities. The financing activities provided cash flow of $25,150,000 in fiscal year 1997.

     At December 31, 1997, net working capital decreased to $175,975,000 from $201,304,000 at December 28, 1996. The current ratio decreased to 1.20 at December 31, 1997 compared to 1.43 at December 28, 1996.

     At December 31, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The borrowings under these agreements were $210,000,000 and $70,594,000 at December 31, 1997 and December 28, 1996, respectively.

     The Company's capital is primarily derived from Class A common stock and retained earnings, together with Class B nonvoting common stock issued in connection the Company's annual patronage dividend. The Company believes the funds derived from these capital resources, as well as operations and the credit facilities noted above will be sufficient to satisfy capital needs.

YEAR 2000

     A portion of the Company's information systems are not "Year 2000 Compliant". This means that the Company will need to incur certain costs to modify non-compliant systems prior to the Year 2000 in order to ensure that those systems continue to serve the needs of the Company and its Membership. Based upon an initial investigation of the Company's systems, the Company estimates that such costs could exceed $10,000,000. Actual costs may exceed this estimate depending on Merger efforts and system resource constraints. Actual costs to date are $2,500,000. Further, based upon current FASB Guideline, costs incurred to modify systems to be Year 2000 compliant must be expensed. Accordingly, such costs will reduce patronage dividends in years in which they are incurred.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and report of independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior and executive officers of the Company are:

                                                                     POSITION(S) HELD AND
                NAME                    AGE                           BUSINESS EXPERIENCE
                ----                    ---                          --------------------
Donald C. Belt......................   51         Senior Vice President, Marketing since July, 1997. Prior
                                                  position was with SCC as Senior Vice President, Marketing
                                                  and Strategic Planning since 1985.
Joe W. Blagg........................   48         Director since April, 1996. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term.
Daniel T. Burns.....................   47         Senior Vice President and General Counsel since July, 1997.
                                                  Vice President and General Counsel since November, 1990 and
                                                  Secretary since February, 1995.
William M. Claypool, III............   75         Director since March, 1970. Term expires April, 2000.
Daniel A. Cotter....................   62         Chairman since July, 1997; Chief Executive Officer since
                                                  January 1983 and Director since September, 1989. Term
                                                  expires April, 1998. Nominated by the Board of Directors
                                                  for reelection to a three-year term.
Bernard D. Day......................   50         Senior Vice President, Lumber since July, 1997. Prior
                                                  position was Senior Vice President of Lumber/Building
                                                  Materials for SCC.
Jay B. Feinsod......................   54         Director. Term expires April, 1998. Nominated by the Board of Directors for reelection to a three-year term. Formerly
                                                  Director of SCC since October, 1986.
David W. Guthrie....................   45         Director since July, 1997. Term expires April, 2000.
                                                  Formerly Director of SCC since March, 1989.
William M. Halterman................   50         Director since June, 1990. Term expires April, 1999.
William M. Hood.....................   58         Director since July, 1997. Term expires April, 2000.
                                                  Formerly Director of SCC since July, 1996.
James D. Howenstein.................   54         Director since July, 1997. Term expires April, 1999.
                                                  Formerly Director of SCC since October, 1995.
Donald J. Hoye......................   49         Executive Vice President, Business Development since July,
                                                  1997. Prior position was with SCC as Executive Vice
                                                  President.
Jerrald T. Kabelin..................   60         Director since April, 1985. Term expires April, 1999.
Peter G. Kelly......................   54         Vice Chairman and Director since July, 1997. Term expires
                                                  April, 1999. Formerly chairman of SCC since January, 1981.

                                                                     POSITION(S) HELD AND
                NAME                    AGE                           BUSINESS EXPERIENCE
                ----                    ---                          --------------------
Kerry J. Kirby......................   52         Executive Vice President, Finance and Chief Financial
                                                  Officer since July, 1997.
Robert J. Ladner....................   52         Vice Chairman and Director since April, 1994. Term expires
                                                  April, 1999. Formerly chairman of the Company.
Paul M. Lemerise....................   52         Executive Vice President, Systems and Distribution/ Chief
                                                  Information Officer since April, 1997. Prior position was
                                                  as Senior Vice President and CIO for a wholesale
                                                  distributor of microcomputer hardware and software.
Eugene J. O'Donnell.................   51         Executive Vice President, Merchandising since July 1997.
                                                  Prior position was with SCC as Executive Vice President.
Robert Ostrov.......................   49         Senior Vice President, Human Resources since February,
                                                  1997. Prior position was Vice President of Human Re-
                                                  sources and Benefits Organization for a retail company.
Paul E. Pentz.......................   57         President and Chief Operating Officer and Director since
                                                  July, 1997. Prior position was President and Chief
                                                  Executive Officer of SCC.
John P. Semkus......................   52         Senior Vice President, Distribution and Transportation
                                                  since July, 1997. Prior position was Vice President Distri-
                                                  bution and Transportation since June, 1988.
George V. Sheffer...................   45         Director since July, 1994. Term expires April, 2000.
Dennis A. Swanson...................   58         Director since April, 1995. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term.
Russ Thomas.........................   58         Senior Vice President, Human Resources since July, 1997.
                                                  Prior position was Vice President, Human Resources with
                                                  SCC.
John B. Wake, Jr. ..................   42         Director since July, 1997. Term expires April, 2000.
                                                  Formerly Director of SCC since May, 1996.
John M. West, Jr....................   45         Director since October, 1991. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term.
Barbara B. Wilkerson................   49         Director since July, 1997. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term. Formerly Director of SCC since October,
                                                  1986.

---------------
During the past five years, the principal occupation of each director of the Company, other than Daniel A. Cotter and Paul E. Pentz, was the operation of retail hardware stores or lumber/building materials stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Management Development and Compensation Committee of the Board of Directors (the "Committee") consists of four non-employee directors: James D. Howenstein, Jerrald T. Kabelin, Peter G. Kelly and Robert J. Ladner. In addition, Daniel A. Cotter, Chairman of the Board of Directors, and Chief Executive Officer, served as an ex-officio member of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension and certain other benefit plans. The Committee calls upon outside consultants for assistance, as necessary.

     The Committee meets at least annually. Primary responsibilities of the Committee include:

     - Establishing the Chairman and President's salary and annual and long-term incentive opportunities.

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

     The annual incentive plan is designed to ensure that executive compensation varies in relation to achievement of annual performance goals. Each executive's incentive award was determined by Company results and individual goals.

     The long-term incentive plan assures a continuing focus on the Company's future. Goals are set for performance achievement over three-year intervals. A new performance period starts each year and goals for each three-year cycle currently underway are related to achievement of financial goals.

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1997 and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                NAME AND                                                          OTHER          LONG-TERM
           PRINCIPAL POSITION               YEAR    SALARY(1)    BONUS(2)    COMPENSATION(3)    INCENTIVE(4)
           ------------------               ----    ---------    --------    ---------------    ------------
Daniel A. Cotter........................    1997    $612,500     $345,000       $ 13,100          $843,750
  Chairman of the Board and                 1996     575,000      310,500          6,656                --
  Chief Executive Officer                   1995     500,000      250,000          6,305                --
Paul E. Pentz...........................    1997     262,500      240,000        539,700            52,500
  President and Chief Operating Officer     1996          --           --             --                --
                                            1995          --           --             --                --
Donald J. Hoye..........................    1997     180,000      144,300         89,000            29,880
  Executive Vice President,                 1996          --           --             --                --
  Business Development                      1995          --           --             --                --
Kerry J. Kirby..........................    1997     295,000      215,600         12,700           174,900
  Executive Vice President, Finance and     1996     262,500       85,100          5,719                --
  Chief Financial Officer                   1995     250,000       75,000          6,750                --
Daniel T. Burns.........................    1997     252,800      188,000         11,100           139,040
  Senior Vice President, Secretary          1996     236,250       87,500          6,750                --
  and General Counsel                       1995     225,000       67,500          6,750                --

---------------
(1) Salary for Paul E. Pentz and Donald J. Hoye is for the period from July 1, 1997 to December 31, 1997.

(2) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year. In 1997 special one-time bonuses were granted for the successful completion of the merger.

(3) Other compensation consists primarily of Company contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "Savings Plan") and automobile allowances. Under the Savings Plan, each participant may elect to make a contribution in an amount of up to fifteen percent (15%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $9,500 of the executive officer's salary in fiscal year 1997 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation.

    Other compensation for Mr. Pentz consists primarily of life insurance premiums payable under his executive retirement plan and relocation payments of $427,697 and $76,569 respectively. Mr. Hoye's other compensation consists of $61,491 for relocation payments.

(4) Long-term incentives for each open three year cycle were computed as of the effective date of the merger and paid on a pro-rata basis during the fiscal year.

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

LONG-TERM PERFORMANCE CASH AWARDS

     The Board of Directors adopted a long-term incentive plan for the officers of the Company. Officers are eligible for cash payouts based on a percentage of their annual salary if performance goals established for the plan are met. Performance goals for the current plans relate to the achievement of financial goals of sales growth, net earnings and cash flow.

     A new plan starts each year with goals set for the next three year period. Target payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 1999 and paid in fiscal year 2000 are as follows: David B. Cotter and Paul E. Pentz at 60%; Donald J. Hoye and Kerry J. Kirby at 50%; and Daniel T. Burns at 40%.

DEFINED BENEFIT RETIREMENT PLANS

     The Company has a defined benefit pension plan, the TruServ Corporation Defined Lump Sum Pension Plan (the "Plan"), which is qualified under the Code. The Plan was amended and restated effective January 1, 1996. The amount of the Company's annual contribution to the Plan is determined for the total of all participants covered by the Plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Plan. The Plan provides fully vested lump sum benefits to eligible employees who have served a minimum of five years of service. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Plan.

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

     The Supplemental Plan is not a qualified plan under the Code. Benefits payable under the Supplemental Plan will be financed through internal operations. The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts which may be considered under the Plan in determining retirement benefits. This limit is $160,000 for 1998. Section 415 of the Code outlines the maximum annual benefit which may be payable from the Plan during the year; the dollar limit is $130,000 for 1998 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the Plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                                  YEARS OF SERVICE
                 AVERAGE                      --------------------------------------------------------
               COMPENSATION                      10          15          20          25          30
------------------------------------------    --------    --------    --------    --------    --------
$1,000,000................................    $298,974    $455,282    $611,590    $611,590    $611,590
   900,000................................     267,713     408,389     549,066     549,066     549,066
   800,000................................     236,451     361,497     486,543     486,543     486,543
   700,000................................     205,189     314,605     424,020     424,020     424,020
   600,000................................     173,928     267,713     361,497     361,497     361,497
   500,000................................     142,666     220,820     298,974     298,974     298,974
   400,000................................     111,405     173,928     236,451     236,451     236,451
   300,000................................      80,143     127,036     173,928     173,928     173,928
   200,000................................      48,882      80,143     111,405     111,405     111,405
   100,000................................      17,620      33,251      48,882      48,882      48,882

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 31 years; Paul E. Pentz, 19 years; Donald J. Hoye, 27 years; Kerry J. Kirby, 22 years, and Daniel T. Burns, 17 years.

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

     In fiscal year 1997 directors of the Company were each paid $2,000 per month and advisory board members received $1,000 per month. The two Vice Chairmen of the Board are each paid to a maximum of $54,000 per year, when serving in the capacity as Vice Chairmen.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 28, 1998, each of the directors of the Company was the beneficial owner of 60 shares of Class A common stock of the Company comprising
 .3% of such shares issued and outstanding. No executive officer owns any shares of Class A common stock.

     The directors own in the aggregate approximately 1.7% of Class B nonvoting common stock as of February 28, 1998. No executive officer owns any shares of Class B nonvoting common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     [None]

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

                                        TRUSERV CORPORATION

                                        By:          /s/ KERRY J. KIRBY

                                          --------------------------------------
                                                     Kerry J. Kirby,
                                               Executive Vice President and
                                                 Chief Financial Officer
DATED: March 30, 1998

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ DANIEL A. COTTER                     Chairman of the Board,            March 30, 1998
-----------------------------------------------------      Chief Executive Officer
                  Daniel A. Cotter

                  /s/ PAUL E. PENTZ                      President and Chief Operating     March 30, 1998
-----------------------------------------------------      Officer, Director
                    Paul E. Pentz

                 /s/ KERRY J. KIRBY                      Executive Vice President,         March 30, 1998
-----------------------------------------------------      Finance and Chief Financial
                   Kerry J. Kirby                          Officer

                 /s/ PETER G. KELLY                      Vice Chairman of the Board and    March 30, 1998
-----------------------------------------------------      Director
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Vice Chairman of the Board,       March 30, 1998
-----------------------------------------------------      Director
                  Robert J. Ladner

                  /s/ JOE W. BLAGG                       Director                          March 30, 1998
-----------------------------------------------------
                    Joe W. Blagg

            /s/ WILLIAM M. CLAYPOOL, III                 Director                          March 30, 1998
-----------------------------------------------------
              William M. Claypool, III

                 /s/ JAY B. FEINSOD                      Director                          March 30, 1998
-----------------------------------------------------
                   Jay B. Feinsod

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ DAVID W. GUTHRIE                     Director                          March 30, 1998
-----------------------------------------------------
                  David W. Guthrie

              /s/ WILLIAM M. HALTERMAN                   Director                          March 30, 1998
-----------------------------------------------------
                William M. Halterman

                 /s/ WILLIAM H. HOOD                     Director                          March 30, 1998
-----------------------------------------------------
                   William H. Hood

               /s/ JAMES D. HOWENSTEIN                   Director                          March 30, 1998
-----------------------------------------------------
                 James D. Howenstein

               /s/ JERRALD T. KABELIN                    Director                          March 30, 1998
-----------------------------------------------------
                 Jerrald T. Kabelin

                /s/ GEORGE V. SHEFFER                    Director                          March 30, 1998
-----------------------------------------------------
                  George V. Sheffer

                /s/ DENNIS A. SWANSON                    Director                          March 30, 1998
-----------------------------------------------------
                  Dennis A. Swanson

                /s/ JOHN B. WAKE, JR.                    Director                          March 30, 1998
-----------------------------------------------------
                  John B. Wake, Jr.

                /s/ JOHN M. WEST, JR.                    Director                          March 30, 1998
-----------------------------------------------------
                  John M. West, Jr.

              /s/ BARBARA B. WILKERSON                   Director                          March 30, 1998
-----------------------------------------------------
                Barbara B. Wilkerson

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  PAGE(S)
                                                                  -------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheet at December 31, 1997 and December
  28, 1996..................................................    F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 1997...............    F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1997...............    F-5
Consolidated Statement of Capital Stock and Retained
  Earnings for each of the three years in the period ended
  December 31, 1997.........................................    F-6
Notes to Consolidated Financial Statements..................    F-7 to F-17

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
TruServ Corporation

     We have audited the accompanying consolidated balance sheets of TruServ Corporation (formerly Cotter & Company) as of December 31, 1997 and December 28, 1996, and the related consolidated statements of operations, cash flows, and capital stock and retained earnings for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TruServ Corporation at December 31, 1997 and December 28, 1996 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.
                                          ERNST & YOUNG LLP
Chicago, Illinois
February 23, 1998

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,   DECEMBER 28,
                                                                  1997           1996
                                                              ------------   ------------
                                                                    (000'S OMITTED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $    2,224      $  1,662
  Accounts and notes receivable.............................      476,527       307,205
  Inventories...............................................      543,946       347,554
  Prepaid expenses..........................................       16,092        13,517
                                                               ----------      --------
     Total current assets...................................    1,038,789       669,938
Properties, less accumulated depreciation...................      241,236       171,011
Estimated goodwill, net.....................................      107,711            --
Other assets................................................       51,177        13,036
                                                               ----------      --------
     Total assets...........................................   $1,438,913      $853,985
                                                               ==========      ========
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Accounts payable..........................................   $  455,906      $287,291
  Accrued expenses..........................................      116,659        51,149
  Short-term borrowings.....................................      215,467        70,594
  Current maturities of notes and long-term debt............       62,640        43,458
  Patronage dividend payable in cash........................       12,142        16,142
                                                               ----------      --------
     Total current liabilities..............................      862,814       468,634
Long-term debt..............................................      169,209        80,145
Capitalization:
  Promissory (subordinated) and installment notes...........      172,579       185,366
  Class A common stock, net of subscriptions receivable;
     authorized 750,000 shares; issued and fully paid
     387,240 and 48,480 shares; issued 144,865 shares (net
     of receivable of $6,269,000) in 1997; subscribed 5,010
     and 290 shares (net of stock subscription receivable of
     $20,000 and $1,000)....................................       47,423         4,876
  Class B nonvoting common stock and paid-in capital;
     authorized 4,000,000 shares; issued and fully paid
     1,681,934 and 1,043,521 shares; issuable as partial
     payment of patronage dividends 177,655 and 84,194
     shares.................................................      187,259       114,053
Retained earnings...........................................          685         1,751
                                                               ----------      --------
                                                                  407,946       306,046
Foreign currency translation adjustment.....................       (1,056)         (840)
                                                               ----------      --------
     Total capitalization...................................      406,890       305,206
                                                               ----------      --------
     Total liabilities and capitalization...................   $1,438,913      $853,985
                                                               ==========      ========

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              FOR THE YEARS ENDED
                                                   ------------------------------------------
                                                   DECEMBER 31,   DECEMBER 28,   DECEMBER 30,
                                                       1997           1996           1995
                                                   ------------   ------------   ------------
                                                                (000'S OMITTED)
Revenues.........................................   $3,331,686     $2,441,707     $2,437,002
Cost and expenses:
  Cost of revenues...............................    3,090,666      2,245,071      2,234,934
  Warehouse, general and administrative..........      148,767        115,457        114,107
  Interest paid to Members.......................       17,865         18,460         20,627
  Other interest expense.........................       19,100         10,175          9,298
  Gain on sale of properties.....................         (990)            --             --
  Other income, net..............................       (1,688)          (228)        (1,177)
  Income tax expense.............................        1,600            362            176
                                                    ----------     ----------     ----------
                                                     3,275,320      2,389,297      2,377,965
                                                    ----------     ----------     ----------
Net margins before merger integration costs......       56,366         52,410         59,037
Merger integration costs.........................       13,650             --             --
                                                    ----------     ----------     ----------
Net margins......................................   $   42,716     $   52,410     $   59,037
                                                    ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE YEARS ENDED
                                                            ------------------------------------------
                                                            DECEMBER 31,   DECEMBER 28,   DECEMBER 30,
                                                                1997           1996           1995
                                                            ------------   ------------   ------------
                                                                         (000'S OMITTED)
Operating activities:
  Net margins.............................................    $ 42,716       $ 52,410       $ 59,037
  Adjustments to reconcile net margins to cash and cash
     equivalents from operating activities:
     Depreciation and amortization........................      25,451         20,561         20,706
     Provision for losses on accounts and notes
       receivable.........................................       2,361          3,201          3,741
     Changes in operating assets and liabilities -- net of
       acquisition in 1997:
       Accounts and notes receivable......................      47,288        (38,581)       (13,921)
       Inventories........................................     (33,953)       (32,243)        69,436
       Accounts payable...................................     (28,464)       (10,593)       (36,584)
       Accrued expenses...................................     (35,463)        (2,563)         7,552
     Other adjustments, net...............................        (165)        (1,801)        (3,327)
                                                              --------       --------       --------
       Net cash and cash equivalents provided by (used
          for) operating activities.......................      19,771         (9,609)       106,640
                                                              --------       --------       --------
Investing activities:
  Additions to properties owned...........................     (38,493)       (23,530)       (24,904)
  Proceeds from sale of properties owned..................       2,628          3,151          5,022
  Changes in other assets.................................      (8,494)        (1,388)           617
                                                              --------       --------       --------
       Net cash and cash equivalents used for investing
          activities......................................     (44,359)       (21,767)       (19,265)
                                                              --------       --------       --------
Financing activities:
  Payment of patronage dividend...........................     (20,619)       (18,315)       (18,383)
  Payment of notes, long-term debt and lease
     obligations..........................................    (179,363)       (40,271)       (43,106)
  Proceeds from long-term borrowings......................     102,897          1,693          3,000
  Increase (decrease) in short-term borrowings............     142,755         67,937         (6,672)
  Purchase of common stock................................     (24,585)          (660)        (1,740)
  Proceeds from sale of Class A common stock..............       4,065            181            168
                                                              --------       --------       --------
       Net cash and cash equivalents provided by (used
          for) financing activities.......................      25,150         10,565        (66,733)
                                                              --------       --------       --------
Net increase (decrease) in cash and cash equivalents......         562        (20,811)        20,642
                                                              --------       --------       --------
Cash and cash equivalents at beginning of year............       1,662         22,473          1,831
                                                              --------       --------       --------
Cash and cash equivalents at end of year..................    $  2,224       $  1,662       $ 22,473
                                                              ========       ========       ========

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

         CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS

                                                        FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                                                       ----------------------------------------------
                                                           COMMON STOCK
                                                       --------------------                 FOREIGN
                                                          $100 PAR VALUE                   CURRENCY
                                                       --------------------   RETAINED    TRANSLATION
                                                       CLASS A     CLASS B    EARNINGS    ADJUSTMENT
                                                       -------     -------    --------    -----------
                                                                      (000'S OMITTED)
Balances at December 31, 1994........................  $ 6,370    $116,663    $  3,764      $  (915)
  Net margins........................................                           59,037
  Foreign currency translation adjustment............                                            73
  Patronage dividend.................................                6,422     (60,140)
  Stock subscriptions................................      156
  Stock purchased and retired........................   (1,232)    (10,023)
                                                       -------    --------    --------      -------
Balances at December 30, 1995........................    5,294     113,062       2,661         (842)
  Net margins........................................                           52,410
  Foreign currency translation adjustment............                                             2
  Patronage dividend.................................                8,645     (53,320)
  Stock subscriptions................................      189
  Stock purchased and retired........................     (607)     (7,654)
                                                       -------    --------    --------      -------
Balances at December 28, 1996........................    4,876     114,053       1,751         (840)
  Net margins........................................                           42,716
  Foreign currency translation adjustment............                                          (216)
  Patronage dividend.................................               26,304     (43,782)
  Stock issued for increase in Class A
     requirements....................................   23,100     (23,100)
  Stock issued for paid-up subscriptions.............    8,386
  Stock issued due to acquisition, net of
     subscription receivable.........................   13,608     117,067
  Stock purchased and retired........................   (2,547)    (47,065)
                                                       -------    --------    --------      -------
Balances at December 31, 1997........................  $47,423    $187,259    $    685      $(1,056)
                                                       =======    ========    ========      =======

     Class A common stock amounts are net of unpaid amounts of $6,289,000 relating to 144,865 issued shares and 5,010 subscribed shares at December 31, 1997 and unpaid amounts of $1,000 at December 28, 1996, December 30, 1995 and December 31, 1994 for 290, 240, and 360 subscribed shares, respectively.

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

     TruServ Corporation ("TruServ" or the "Company") is a Member-owned wholesaler of hardware, lumber/building materials and related merchandise. The Company also manufactures paint and paint applicators. The Company's goods and services are sold predominantly within the United States, primarily to retailers of hardware, lumber/building materials and related lines, each of whom has purchased 60 shares per store (up to a maximum of 5 stores) of the Company's Class A common stock upon becoming a Member. The Company operates in a single industry as a Member-owned wholesaler cooperative. All Members are entitled to receive patronage dividend distributions from the Company on the basis of gross margins of merchandise and/or services purchased by each Member. In accordance with the Company's By-laws, the annual patronage dividend is paid to Members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors.

     On July 1, 1997, TruServ Corporation, formerly Cotter & Company ("Cotter"), merged with ServiStar Coast to Coast Corporation ("SCC") (the "Merger"). SCC was a hardware wholesaler organized in 1935 with a strong presence in retail lumber and building materials. The transaction was accounted for using the purchase accounting method. The Consolidated Balance Sheet at December 31, 1997 reflects the post-Merger Company. The Consolidated Balance Sheet at December 28, 1996 reflects the pre-Merger Company. The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 1997, reflect the results of the post-Merger Company, which include the results of operations of the former SCC since July 1, 1997. The Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the years ended December 28, 1996 and December 30, 1995 reflect the results of the pre-Merger Company.

     The significant accounting policies of the Company are summarized below:

BUSINESS COMBINATION

     On July 1, 1997, pursuant to an Agreement and Plan of Merger dated December 9, 1996 between Cotter, a Delaware corporation, and SCC, SCC merged with and into Cotter, with Cotter being the surviving corporation. Cotter was renamed TruServ Corporation effective with the Merger. Each outstanding share of SCC common stock and SCC Series A stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) were converted into the right to receive one fully paid and nonassessable share of TruServ Class A common stock and each two outstanding shares of SCC preferred stock were converted into the right to receive one fully paid and non-assessable share of TruServ Class B common stock. A total of 270,500 and 1,170,670 shares of TruServ Class A common stock and Class B common stock, respectively, were issued in connection with the Merger. Also 231,000 additional shares of TruServ Class A common stock were issued in exchange for Class B common stock to pre-Merger stockholders of Cotter to satisfy the Class A common stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such Members as a result of the Merger.

     The following summarized unaudited pro forma operating data for the years ended December 31, 1997 and December 28, 1996 is presented below giving effect to the Merger as if it had been consummated at the beginning of the respective periods. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction.

     The pro forma adjustments consist of (i) an adjustment for amortization of the estimated excess of cost over fair value of the net assets of SCC, (ii) an adjustment for interest expense of promissory notes issued to former SCC Members for excess Class B common stock in connection with the Merger, (iii) an adjustment

                              TRUSERV CORPORATION
for interest expenses on short-term borrowings obtained in connection with the Merger and (iv) an adjustment for incremental differences in depreciation expense.

                                                                 PRO FORMA FOR THE YEARS ENDED
                                                                -------------------------------
                                                                DECEMBER 31,       DECEMBER 28,
                                                                    1997               1996
                                                                ------------       ------------
                                                                        (000'S OMITTED)
Revenues....................................................    $  4,224,215       $  4,211,579
Net margin..................................................    $     67,357       $     70,293

     To refinance the existing debt of SCC and pay related fees and expenses, the Company entered into a revolving loan agreement of up to $300,000,000 in short-term credit facilities with a group of banks and $100,000,000 of long-term debt.

     The total purchase price of approximately $141,400,000 was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which may be revised up until July 1, 1998. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $109,200,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

     In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. The Merger plan specifies that certain former SCC employment positions, approximately 1,200 in total, will be eliminated substantially within one year. As of December 31, 1997, approximately 75% of these employees have been terminated resulting in a $5,700,000 charge against the liability. The Merger plan specifies the closure of redundant former SCC distribution centers and the elimination of overlapping former SCC inventory items stockkeeping units substantially within a one-year period. Distribution centers closing costs include net occupancy and costs after facilities are vacated. In addition, stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Merger. As of December 31, 1997, $600,000 relating to distribution center closing costs have been charged against the liability. Merger integration costs of $13,650,000 consists of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information service costs and general and administrative costs.

Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries. The consolidated financial statements also include the accounts of Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian Member-owned wholesaler of hardware, variety and related merchandise, in which the Company has a majority equity interest.

Capitalization

     The Company's capital (Capitalization) is derived from Class A voting common stock and retained earnings, together with promissory (subordinated) notes and Class B nonvoting common stock issued in connection with the Company's annual patronage dividend. The By-laws provide for partially meeting the Company's capital requirements by payment of the year-end patronage dividend.

     In accordance with the Merger Agreement, patronage dividends earned through June 30, 1997 were declared and paid to former Cotter & Company Members in August 1997. Patronage dividends earned from July 1, 1997 through December 31, 1997 were declared and will be paid to TruServ Members in the first quarter of 1998, with at least thirty percent of the patronage dividend paid in cash and the remainder paid through the issuance of the Company's Class B nonvoting common stock. The Class B nonvoting common

                              TRUSERV CORPORATION
stock that will be issued for the December 31, 1997 patronage dividend will be designated as non-qualified and not taxable to the Member until redeemed at a future date. The non-qualified notices in addition to not being taxable will be included as part of a Members required investment in Class B nonvoting common stock. Any further distributions after meeting the Class B nonvoting common stock requirements agreed upon in the Merger Agreement will be in cash rather than in promissory notes. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949.

     Membership may be terminated without cause by either the Company or the Member upon ninety days' written notice. In the event membership is terminated, the Company undertakes to purchase, and the Member is required to sell to the Company, all of the Member's Class A common stock and Class B nonvoting common stock at par value. Payment for the Class A common stock will be in cash. Payment for the qualified Class B nonvoting common stock will be a note payable in five equal annual installments.

Cash equivalents

     The Company classifies its temporary investments in highly liquid debt instruments, with an original maturity of three months or less, as cash equivalents.

Inventories

     Inventories are stated at the lower of cost, determined on the 'first-in, first-out' basis, or market.

Properties

     Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements - 10 to 40 years; machinery and warehouse, office and computer equipment - 5 to 10 years; transportation equipment - 3 to 7 years; and leasehold improvements - the life of the lease without regard to options for renewal.

Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight line method over 40 years.

Asset Impairment

     For purposes of determining impairment, management groups long-lived assets based on a geographic region or revenue producing activity as appropriate. Such review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flow (undiscounted and without interest charges) were not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the region or activity, such assets would be determined to be impaired and would be written down to fair value. There was no asset impairment as of December 31, 1997.

Revenue Recognition

     The Company recognizes revenue when merchandise is shipped or services are rendered.

Retirement plans

     The Company sponsors two noncontributory defined benefit retirement plans covering substantially all of its employees. Company contributions to union-sponsored defined contribution plans are based on collectively bargained rates times hours worked. The Company's policy is to fund annually all tax-qualified plans to the extent deductible for income tax purposes.

                              TRUSERV CORPORATION

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

     Certain prior year amounts have been reclassified to conform to the 1997 presentation.

Reporting year

     The Company's reporting year end was changed to December 31 from the Saturday closest to December 31 starting December 31, 1997.

2. INVENTORIES

     Inventories consisted of:

                                                              DECEMBER 31,   DECEMBER 28,
                                                                  1997           1996
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Manufacturing inventories:
  Raw materials.............................................    $  4,878       $  2,797
  Work-in-process and finished goods........................      29,241         24,558
                                                                --------       --------
                                                                  34,119         27,355
Merchandise inventories.....................................     509,827        320,199
                                                                --------       --------
                                                                $543,946       $347,554
                                                                ========       ========

3. PROPERTIES

     Properties consisted of:

                                                              DECEMBER 31,   DECEMBER 28,
                                                                  1997           1996
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Buildings and improvements..................................    $240,700       $179,206
Machinery and warehouse equipment...........................      92,832         61,183
Office and computer equipment...............................     113,386         74,065
Transportation equipment....................................      28,470         27,763
                                                                --------       --------
                                                                 475,388        342,217
Less accumulated depreciation...............................     248,168        183,252
                                                                --------       --------
                                                                 227,220        158,965
Land........................................................      14,016         12,046
                                                                --------       --------
                                                                $241,236       $171,011
                                                                ========       ========

                              TRUSERV CORPORATION

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of:

                                                              DECEMBER 31,   DECEMBER 28,
                                                                  1997           1996
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Senior Notes:
  8.60%.....................................................    $ 44,000       $47,000
  7.38%.....................................................      50,000            --
  6.91%.....................................................      25,000            --
  6.73%.....................................................      25,000            --
Term loans:
  5.97%.....................................................       1,500         2,437
  Variable (6.84% and 7.33%, respectively)..................       6,200         6,200
Redeemable (subordinated) term notes:
  Fixed Interest rates ranging from 6.84% to 7.61%..........      29,511        26,683
Industrial Revenue Bonds (4.50% and 5.28%, respectively)....       4,000         4,000
Other.......................................................       2,436         3,829
                                                                --------       -------
                                                                 187,647        90,149
Less amounts due within one year............................      18,438        10,004
                                                                --------       -------
                                                                $169,209       $80,145
                                                                ========       =======

     The principal payments for: the 8.60% senior note are due quarterly in incrementally increasing amounts through maturity in 2007, the 7.38% senior note are due annually in the amount of $4,545,000 starting in 2002 through maturity in 2012, the 6.91% senior note are due annually in the amount of $3,571,000 starting November 2001 until maturity in 2007, the 6.73% senior note is due in full in November 2002 and the 5.97% term loan are due quarterly in the amount of $187,500 which began in 1996 and matures in 1999. Payment for the variable term loan is due in 1999.

     The redeemable (subordinated) term notes have two to four year terms and are issued in exchange for promissory (subordinated) notes that were held by promissory note holders, who do not own the Company's Class A common stock. Also, effective October 1, 1996, the term notes were opened for purchase by investors that are affiliated with the Company.

     On October 1, 1997, and every three-year period thereafter, the interest rate on the industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at the option of either the Company or the bondholders at each interest reset date through maturity in 2003.

     Total maturities of long-term debt for fiscal years 1998, 1999, 2000, 2001, 2002 and thereafter are $18,438,000, $22,372,000, $8,290,000, $10,012,000,
$37,224,000 and $91,311,000, respectively.

     At December 31, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The borrowings under these agreements were $210,000,000 and $70,594,000 at December 31, 1997 and December 28, 1996, respectively, and were at a weighted average interest rate of 6.4% and 5.5%, respectively.

     The Company is required to meet certain financial ratios and covenants pertaining to certain debt arrangements.

     See note 7 regarding the fair value of financial instruments.

                              TRUSERV CORPORATION

5. LEASE COMMITMENTS

     The Company rents buildings and warehouses, office, computer and transportation equipment. The following is a schedule of future minimum lease payments under long-term non-cancelable leases as of December 31, 1997 (000's omitted):

                        FISCAL YEARS
                        ------------
  1998......................................................    $ 17,029
  1999......................................................      16,016
  2000......................................................      12,363
  2001......................................................       9,480
  2002......................................................       9,274
  Thereafter................................................      60,389
                                                                --------
Net minimum lease payments..................................    $124,551
                                                                ========

     Rent expense under operating leases was $19,890,000, $14,971,000 and $10,063,000 for the years ended December 31, 1997, December 28, 1996 and December 30, 1995, respectively.

6. CAPITALIZATION

     Promissory (subordinated) and installment notes consisted of:

                                                                DECEMBER 31,    DECEMBER 28,
                                                                    1997            1996
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Promissory (subordinated) notes -
  Due on December 31, 1997 -- 10.00%........................      $     --        $ 16,037
  Due on December 31, 1997 -- 7.87%.........................            --          14,832
  Due on December 31, 1998 -- 7.47%.........................        14,252          14,886
  Due on December 31, 1998 -- 8.00%.........................        25,128          25,684
  Due on December 31, 1999 -- 7.86%.........................        14,104          15,349
  Due on December 31, 1999 -- 8.00%.........................        23,809          24,254
  Due on December 31, 1999 -- 8.20%.........................        22,528          23,431
  Due on December 31, 2000 -- 6.50%.........................        22,493          23,010
  Due on December 31, 2000 -- 7.42%.........................        14,951              --
  Due on December 31, 2000 -- 7.58%.........................        28,357          29,315
  Due on December 31, 2001 -- 8.06% (issued in 1997)........        23,567          25,123
Term (subordinated) notes -
  Due on June 30, 2002 -- 8.06%.............................        13,334              --
Installment notes at interest rates of 6.00% to 8.20% with
  maturities through 2002...................................        14,258           6,899
                                                                  --------        --------
                                                                   216,781         218,820
Less amounts due within one year............................        44,202          33,454
                                                                  --------        --------
                                                                  $172,579        $185,366
                                                                  ========        ========

     Promissory notes were issued for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors. Due to a change in the Company's patronage policy effective in 1997, notes will no longer be issued as part of the patronage dividend. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three year period, at interest rates

                              TRUSERV CORPORATION
substantially equivalent to competitive market rates of comparable instruments. The Company anticipates that this practice of extending notes will continue.

     Total maturities of promissory and installment notes for fiscal years 1998, 1999, 2000, 2001 and 2002 are $44,202,000, $64,494,000, $68,746,000, $25,387,000
and $13,952,000, respectively.

     Term notes were issued in connection with the redemption of excess B stock. Term notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors.

     See note 7 regarding the fair value of financial instruments.

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

8. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 28,   DECEMBER 30,
                                                              1997           1996           1995
                                                          ------------   ------------   ------------
                                                                       (000'S OMITTED)
Current:
  Federal...............................................     $   --         $  --          $(363)
  State.................................................        491           237            379
  Foreign...............................................        343           275            273
                                                             ------         -----          -----
  Total current.........................................        834           512            289
                                                             ------         -----          -----
Deferred:
  Federal...............................................        703          (147)          (145)
  State.................................................        124           (26)           (26)
  Foreign...............................................        (61)           23             58
                                                             ------         -----          -----
  Total deferred........................................        766          (150)          (113)
                                                             ------         -----          -----
                                                             $1,600         $ 362          $ 176
                                                             ======         =====          =====

                              TRUSERV CORPORATION

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividend based on margins from business done with or for Members. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% in fiscal year 1997, 1996 and 1995 is as follows:

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 28,    DECEMBER 30,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Tax at U.S. statutory rate..............................      $ 15,511        $ 18,470        $ 20,725
Effects of:
  Patronage dividend....................................       (15,324)        (18,662)        (21,049)
  State income taxes, net of federal tax benefit........           400             137             229
  Other, net............................................         1,013             417             271
                                                              --------        --------        --------
                                                              $  1,600        $    362        $    176
                                                              ========        ========        ========

     Deferred income taxes reflect the net tax effects of a net operating loss carryforward, which expires in 2012; alternative minimum tax credit carryforwards, which do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. To the extent tax benefits are subsequently recognized in excess of the net deferred tax assets, the valuation allowance for deferred tax assets will reduce goodwill. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    FOR THE YEARS ENDED
                                                                ----------------------------
                                                                DECEMBER 31,    DECEMBER 28,
                                                                    1997            1996
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Deferred tax assets:
  Net operating loss carryforwards..........................      $  9,937         $  466
  AMT credit carryforward...................................           911            911
  Nonqualified notices of allocation........................         6,890             --
  Bad debt provision........................................         3,305          1,298
  Vacation pay..............................................         3,225          2,119
  Contributions to fund retirement plans....................           627            886
  Rent expense..............................................         1,819             --
  Merger-related valuations and accruals....................        21,656             --
  Other.....................................................         1,280            851
                                                                  --------         ------
Total deferred tax assets...................................        49,650          6,531
Valuation allowance for deferred tax assets.................       (25,000)            --
                                                                  --------         ------
Net deferred tax assets.....................................        24,650          6,531
Deferred tax liabilities:
  Tax depreciation in excess of book........................         5,102          2,100
  Inventory capitalization..................................         1,725            835
  Other.....................................................         1,333          1,557
                                                                  --------         ------
Total deferred tax liabilities..............................         8,160          4,492
                                                                  --------         ------
Net deferred taxes..........................................      $ 16,490         $2,039
                                                                  ========         ======

                              TRUSERV CORPORATION

9. CASH FLOW

     On July 1, 1997, the Company merged with SCC. The transaction was accounted for using the purchase accounting method. The Merger was accomplished by converting SCC shares into TruServ shares. See Note 1 for additional comments.

     The patronage dividend and promissory (subordinated) note renewals relating to non-cash operating and financing activities are as follows:

                                                                      FOR THE YEAR ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 28,   DECEMBER 30,
                                                              1997           1996           1995
                                                          ------------   ------------   ------------
                                                                       (000'S OMITTED)
Patronage dividend payable in cash......................    $ 12,142       $16,142        $18,315
Promissory (subordinated) notes.........................       7,511        15,354         23,536
Class B nonvoting common stock..........................     (21,592)        1,248         (2,592)
Installment notes.......................................      11,742         4,605          5,972
Member indebtedness.....................................      29,502        15,971         14,909
                                                            --------       -------        -------
                                                            $ 39,305       $53,320        $60,140
                                                            ========       =======        =======
Note renewals...........................................    $ 16,379       $27,938        $23,974
                                                            ========       =======        =======

     The $39,305,000 above represents the 1997 patronage dividend less amounts already paid in cash.

     The Company's non-cash financing and investing activities in fiscal year 1996 include a $178,000 acquisition of transportation equipment by entering into capital leases.

     Cash paid for interest during fiscal years 1997, 1996, and 1995 totaled $34,693,000, $28,694,000, and $29,624,000 respectively. Cash paid for income taxes during fiscal years 1997, 1996, and 1995 totaled $1,148,000, $694,000, and $1,012,000, respectively.

10. RETIREMENT PLANS

     The components of net pension cost for the Company administered pension plans consisted of:

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 28,    DECEMBER 30,
                                                                1997            1996            1995
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Income:
  Actual return on plan assets..........................      $27,243         $13,007         $25,564
  Amortization of excess plan assets....................          835             914             914
                                                              -------         -------         -------
                                                               28,078          13,921          26,478
                                                              -------         -------         -------
Expenses:
  Service cost-benefits earned during the year..........        6,511           4,851           4,152
  Interest on projected benefit obligation..............       10,386           7,623           7,242
  Deferral of excess (deficiency) of actual over
     estimated return on plan assets....................       15,440           4,223          18,021
                                                              -------         -------         -------
                                                               32,337          16,697          29,415
                                                              -------         -------         -------
Net pension cost........................................      $ 4,259         $ 2,776         $ 2,937
                                                              =======         =======         =======

                              TRUSERV CORPORATION

     The discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were respectively, 7.25% and 4.50% in fiscal year 1997, 7.75% and 4.50%, in fiscal year 1996 and 7.25% and 4.50% in fiscal year 1995. These changes in actuarial assumptions did not have a material impact on net pension cost for fiscal year 1997 and the Company does not anticipate that these changes will have a material impact on net pension cost in future years. In fiscal years 1997, 1996 and 1995, the expected long-term rate of return on assets was 9.50%.

     Net periodic pension cost for 1997 includes pension cost for the former employees of SCC subsequent to the Merger. The effect of including these employees was an increase in net periodic pension cost by $1,318,000, an increase in the projected benefit obligation of $73,124,000, and an increase in plan assets of $72,181,000.

     In 1997, the Company settled $6,600,000 of pension obligations resulting in a minimal reduction in pension expense. During 1996, the Company settled $8,520,000 of pension obligations under its amended plan, resulting in a reduction of $798,000 in pension expense for fiscal 1996.

     Plan assets are composed primarily of corporate equity and debt securities. Benefits are based on an employee's age, years of service and the employee's compensation during the last ten years of employment, and are coordinated with Social Security retirement benefits. Trusteed net assets and actuarially computed benefit obligations for the Company administered pension plans are presented below:

                                                              DECEMBER 31,   DECEMBER 28,
                                                                  1997           1996
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Assets:
  Total plan assets at fair value...........................    $198,171       $107,954
                                                                ========       ========
Obligations:
  Accumulated benefit obligations --
     Vested.................................................    $158,534       $ 70,593
     Non-vested.............................................      20,348         13,369
  Effect of projected compensation increases................      10,956         21,015
                                                                --------       --------
  Total projected benefit obligations.......................     189,838        104,977
                                                                --------       --------
Net excess assets (liabilities):
  Unrecognized --
     Unamortized excess assets at original date.............       5,336          6,170
     Net actuarial gain (loss)..............................      17,495          5,702
     Prior service costs....................................      (8,824)        (3,424)
  Recognized accrued pension cost...........................      (5,674)        (5,471)
                                                                --------       --------
  Total net excess assets (liabilities).....................       8,333          2,977
                                                                --------       --------
Total obligations and net excess assets (liabilities).......    $198,171       $107,954
                                                                ========       ========

     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $654,000, $641,000 and $720,000 for fiscal years 1997, 1996 and 1995, respectively.

     The Company sponsors a defined benefit retirement medical plan for those SCC employees and former employees that meet certain age and service criteria as of the Merger dated July 1, 1997. The components of net periodic postretirement benefit costs only consisted of interest cost of $236,100. The plan was frozen effective with the Merger.

                              TRUSERV CORPORATION

     The trusteed net assets and actuarially computed benefit obligations for the Company administered retiree medical plan are listed below:

                                                               DECEMBER 31,
                                                                   1997
                                                               ------------
                                                              (000'S OMITTED)
Accumulated postretirement benefit obligation...............      $(6,646)
Fair value of assets........................................           --
                                                                  -------
Unfunded Status.............................................       (6,646)
Unrecognized net gain.......................................           (7)
                                                                  -------
Accrued postretirement benefit cost.........................      $(6,653)
                                                                  =======

     The discount rate and the medical trend rate used in determining the actuarial present value of the projected benefit obligation were 7.25% and 5.00%, respectively, in fiscal year 1997. The Company does not anticipate that changes in these rates will have a material impact on retiree medical cost in future years.

     A 1% increase in the trend rate for health care costs would have increased the accumulated postretirement benefit obligation by 6.4% and the service and interest costs by 12.5%.

                               INDEX TO EXHIBITS

                                                                              SEQUENTIALLY
  EXHIBITS                                                                      NUMBERED
  ENCLOSED                            DESCRIPTION                                 PAGE
  --------                            -----------                             ------------
    21        Subsidiaries.

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between the Company and ServiStar Coast to Coast Corporation
                ("SCC"). Incorporated by reference -- Exhibit 2-A to
                Registration Statement on Form S-4 (No. 333-18397).
       4-A      Amended and Restated Certificate of Incorporation of the
                Company, effective July 1, 1997. Incorporated by
                reference--Exhibit 2-A to Registration Statement on Form S-4
                (No. 333-18397).
       4-B      By-laws of the Company, effective July 1, 1997. Incorporated by reference--Exhibit 2-A to Registration Statement on Form
                S-4 (No. 333-18397).
       4-C      Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-A to Registration Statement on Form
                S-2 (No. 2-82836).
       4-D      Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-B to Registration Statement on Form
                S-2 (No. 2-82836).
       4-E      Promissory (subordinated) note form effective for the
                year-ending December 31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to Registration Statement on Form
                S-2 (No. 33-20960).
       4-F      Installment note form. Incorporated by reference--Exhibit
                4-F to Registration Statement on Form S-2 (No. 2-82836).
       4-G      Copy of Note Agreement with Prudential Insurance Company of
                America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                April 1, 2007. Incorporated by reference--Exhibit 4-J to
                Post-Effective Amendment No. 2 to Registration Statement on
                Form S-2 (No. 33-39477).
       4-H      Cotter & Company $50,000,000 Private Shelf Agreement with
                Prudential Insurance Company of America dated December 29,
                1995 incorporating amendment on existing Note Agreement with
                Prudential Insurance Company of America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                $50,000,000 with a maturity date of April 1, 2007.
                Incorporated by reference--Exhibit 4-H to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
       4-I      Trust Indenture between Cotter & Company and First Trust of
                Illinois (formerly Bank of America). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).
       4-J      Credit Agreement dated July 1, 1997 for $300,000,000
                Revolving credit between TruServ Corporation, various
                financial institutions, and Bank of America. Incorporated by reference--Exhibit 4-L to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (H3-333-18397)
       4-K      Amended and Restated Private Shelf Agreement between TruServ
                Corporation and Prudential Insurance Company of America
                dated November 13, 1997 for $150,000,000. Incorporated by
                reference--Exhibit 4-M to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (No. 333-18397)
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between the Company and its Members that offer primarily
                hardware and related items. Incorporated by reference--
                Exhibit 10-A to Registration Statement on Form S-4 (No.
                333-18397).

* Filed herewith

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-B      Current Form of "Subscription to Shares of TruServ".
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 2-333-18397).
      10-C      Cotter & Company Defined Lump Sum Pension Plan (As Amended
                and Restated Effective As Of January 1, 1996). Incorporated
                by reference--Exhibit 10-C to Post-Effective Amendment No. 5 to Registration Statement on Form S-2 (No. 33-39477).
      10-D      Cotter & Company Employees' Savings and Compensation
                Deferral Plan (As Amended and Restated Effective April 1,
                1994). Incorporated by reference--Exhibit 10-D to
                Post-Effective Amendment No. 4 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-E      Cotter & Company Supplemental Retirement Plan between Cotter
                & Company and selected executives of the Company (As Amended and Restated January 2, 1996 Effective As Of January 1,
                1996). Incorporated by reference--Exhibit 10-E to
                Post-Effective Amendment No. 5 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-F      Annual Incentive Compensation Program and Long-Term
                Incentive Compensation Program between Cotter & Company and selected executives of the Company. Incorporated by
                reference--filed as Exhibits A and B to Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-G      Cotter & Company Long-Term Incentive Compensation Program
                for Executive Management (Amended) dated November 7, 1994.
                Incorporated by reference--Exhibit 10-I to Post-Effective
                Amendment No. 4 to Registration Statement on Form S-2 (No.
                33-39477).
      10-H      Employment Agreement between the Company and Daniel A.
                Cotter dated October 15, 1984. Incorporated by
                reference--Exhibit 10-N to Post-Effective Amendment No. 2 to
                Registration Statement on Form S-2 (No. 2-82836).
      10-I      Amendment No. 1 to Employment Agreement between the Company and Daniel A. Cotter dated October 15, 1984 effective
                January 1, 1991. Incorporated by reference--Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-J      Contract between Daniel T. Burns and the Company.
                Incorporated by reference--Exhibit 10-J to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
      10-K      Contract between Kerry J. Kirby and the Company.
                Incorporated by reference--Exhibit 10-K to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
      10-L      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the Company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).

                                                                             SEQUENTIALLY
SUPPLEMENTAL                                                                   NUMBERED
INFORMATION                                                                      PAGE
------------                                                                 ------------
   99(a)       Notice of Annual Meeting of Stockholders on April 6, 1998
               and Proxy solicited by the Board of Directors.*
   99(b)       Proxy solicited by Board of Directors.*

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 1997 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.