Form 10-K405/A
period 1997-12-31
TRUSERV CORP
filed 1998-04-03
CIK 25095

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior and executive officers of the Company are:


                                                                     POSITION(S) HELD AND
                NAME                    AGE                           BUSINESS EXPERIENCE
                ----                    ---                          --------------------
Donald C. Belt......................   51         Senior Vice President, Marketing since July, 1997. Prior
                                                  position was with SCC as Senior Vice President, Marketing
                                                  and Strategic Planning since 1985.
Joe W. Blagg........................   48         Director since April, 1996. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term.
Daniel T. Burns.....................   47         Senior Vice President and General Counsel since July, 1997.
                                                  Vice President and General Counsel since November, 1990 and
                                                  Secretary since February, 1995.
William M. Claypool, III............   75         Director since March, 1970. Term expires April, 2000.
Daniel A. Cotter....................   62         Chairman since July, 1997; Chief Executive Officer since
                                                  January 1983 and Director since September, 1989. Term
                                                  expires April, 1998. Nominated by the Board of Directors
                                                  for reelection to a three-year term.
Bernard D. Day......................   50         Senior Vice President, Lumber/Building Materials since
                                                  July, 1997. Prior position was Senior Vice President of
                                                  Lumber/Building Materials for SCC.
Jay B. Feinsod......................   54         Director. Term expires April, 1998. Nominated by the Board of Directors for reelection to a three-year term. Formerly
                                                  Director of SCC since October, 1986.
David W. Guthrie....................   45         Director since July, 1997. Term expires April, 2000.
                                                  Formerly Director of SCC since March, 1989.
William M. Halterman................   50         Director since June, 1990. Term expires April, 1999.
William M. Hood.....................   58         Director since July, 1997. Term expires April, 2000.
                                                  Formerly Director of SCC since July, 1996.
James D. Howenstein.................   54         Director since July, 1997. Term expires April, 1999.
                                                  Formerly Director of SCC since October, 1995.
Donald J. Hoye......................   49         Executive Vice President, Business Development since July,
                                                  1997. Prior position was with SCC as Executive Vice
                                                  President.
Jerrald T. Kabelin..................   60         Director since April, 1985. Term expires April, 1999.
Peter G. Kelly......................   54         Vice Chairman and Director since July, 1997. Term expires
                                                  April, 1999. Formerly chairman of SCC since January, 1981.

                                                                     POSITION(S) HELD AND
                NAME                    AGE                           BUSINESS EXPERIENCE
                ----                    ---                          --------------------
Kerry J. Kirby......................   52         Executive Vice President, Finance and Chief Financial
                                                  Officer since July, 1997. Prior position was Vice Presi-
                                                  dent, Treasurer and Chief Financial Officer.
Robert J. Ladner....................   52         Vice Chairman and Director since April, 1994. Term expires
                                                  April, 1999. Formerly chairman of the Company.
Paul M. Lemerise....................   52         Executive Vice President, Systems and Distribution/ Chief
                                                  Information Officer since April, 1997. Prior position was
                                                  as Senior Vice President and CIO for a wholesale
                                                  distributor of microcomputer hardware and software.
Eugene J. O'Donnell.................   51         Executive Vice President, Merchandising since July 1997.
                                                  Prior position was with SCC as Executive Vice President.
Robert Ostrov.......................   49         Senior Vice President, Human Resources since February,
                                                  1997. Prior position was Vice President of Human Re-
                                                  sources and Benefits Organization for a retail company.
Paul E. Pentz.......................   57         President and Chief Operating Officer and Director since
                                                  July, 1997. Prior position was President and Chief
                                                  Executive Officer of SCC.
John P. Semkus......................   52         Senior Vice President, Distribution and Transportation
                                                  since July, 1997. Prior position was Vice President Distri-
                                                  bution and Transportation.
George V. Sheffer...................   45         Director since July, 1994. Term expires April, 2000.
Dennis A. Swanson...................   58         Director since April, 1995. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term.
Russ Thomas.........................   58         Senior Vice President, Human Resources since July, 1997.
                                                  Prior position was Vice President, Human Resources with
                                                  SCC.
John B. Wake, Jr. ..................   42         Director since July, 1997. Term expires April, 2000.
                                                  Formerly Director of SCC since May, 1996.
John M. West, Jr....................   45         Director since October, 1991. Term expires April, 1998.
                                                  Nominated by the Board of Directors for reelection to a
                                                  three-year term.
Barbara B. Wilkerson................   49         Director since July, 1997. Term expires April, 1998.
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


     A new plan starts each year with goals set for the next three year period. Target payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 1999 and paid in fiscal year 2000 are as follows: Daniel A. Cotter and Paul E. Pentz at 60%; Donald J. Hoye and Kerry J. Kirby at 50%; and Daniel T. Burns at 40%.


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

DATED: April 3, 1998


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


                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ DANIEL A. COTTER                     Chairman, Chief Executive          April 3, 1998
-----------------------------------------------------      Officer and Director
                  Daniel A. Cotter

                  /s/ PAUL E. PENTZ                      President, Chief Operating         April 3, 1998
-----------------------------------------------------      Officer and Director
                    Paul E. Pentz

                 /s/ KERRY J. KIRBY                      Executive Vice President,          April 3, 1998
-----------------------------------------------------      Finance and Chief Financial
                   Kerry J. Kirby                          Officer

                 /s/ PETER G. KELLY                      Vice Chairman of the Board and     April 3, 1998
-----------------------------------------------------      Director
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Vice Chairman of the Board and     April 3, 1998
-----------------------------------------------------      Director
                  Robert J. Ladner

                  /s/ JOE W. BLAGG                       Director                           April 3, 1998
-----------------------------------------------------
                    Joe W. Blagg

            /s/ WILLIAM M. CLAYPOOL, III                 Director                           April 3, 1998
-----------------------------------------------------
              William M. Claypool, III

                 /s/ JAY B. FEINSOD                      Director                           April 3, 1998
-----------------------------------------------------
                   Jay B. Feinsod

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ DAVID W. GUTHRIE                     Director                           April 3, 1998
-----------------------------------------------------
                  David W. Guthrie

              /s/ WILLIAM M. HALTERMAN                   Director                           April 3, 1998
-----------------------------------------------------
                William M. Halterman

                 /s/ WILLIAM H. HOOD                     Director                           April 3, 1998
-----------------------------------------------------
                   William H. Hood

               /s/ JAMES D. HOWENSTEIN                   Director                           April 3, 1998
-----------------------------------------------------
                 James D. Howenstein

               /s/ JERRALD T. KABELIN                    Director                           April 3, 1998
-----------------------------------------------------
                 Jerrald T. Kabelin

                /s/ GEORGE V. SHEFFER                    Director                           April 3, 1998
-----------------------------------------------------
                  George V. Sheffer

                /s/ DENNIS A. SWANSON                    Director                           April 3, 1998
-----------------------------------------------------
                  Dennis A. Swanson

                /s/ JOHN B. WAKE, JR.                    Director                           April 3, 1998
-----------------------------------------------------
                  John B. Wake, Jr.

                /s/ JOHN M. WEST, JR.                    Director                           April 3, 1998
-----------------------------------------------------
                  John M. West, Jr.

              /s/ BARBARA B. WILKERSON                   Director                           April 3, 1998
-----------------------------------------------------
                Barbara B. Wilkerson

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

* Filed herewith

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-B      Current Form of "Subscription to Shares of TruServ".
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-C      Cotter & Company Defined Lump Sum Pension Plan (As Amended
                and Restated Effective As Of January 1, 1996). Incorporated
                by reference--Exhibit 10-C to Post-Effective Amendment No. 5 to Registration Statement on Form S-2 (No. 33-39477).
      10-D      Cotter & Company Employees' Savings and Compensation
                Deferral Plan (As Amended and Restated Effective April 1,
                1994). Incorporated by reference--Exhibit 10-D to
                Post-Effective Amendment No. 4 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-E      Cotter & Company Supplemental Retirement Plan between Cotter
                & Company and selected executives of the Company (As Amended and Restated January 2, 1996 Effective As Of January 1,
                1996). Incorporated by reference--Exhibit 10-E to
                Post-Effective Amendment No. 5 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-F      Annual Incentive Compensation Program and Long-Term
                Incentive Compensation Program between Cotter & Company and selected executives of the Company. Incorporated by
                reference--filed as Exhibits A and B to Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-G      Cotter & Company Long-Term Incentive Compensation Program
                for Executive Management (Amended) dated November 7, 1994.
                Incorporated by reference--Exhibit 10-I to Post-Effective
                Amendment No. 4 to Registration Statement on Form S-2 (No.
                33-39477).
      10-H      Employment Agreement between the Company and Daniel A.
                Cotter dated October 15, 1984. Incorporated by
                reference--Exhibit 10-N to Post-Effective Amendment No. 2 to
                Registration Statement on Form S-2 (No. 2-82836).
      10-I      Amendment No. 1 to Employment Agreement between the Company and Daniel A. Cotter dated October 15, 1984 effective
                January 1, 1991. Incorporated by reference--Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-J      Contract between Daniel T. Burns and the Company.
                Incorporated by reference--Exhibit 10-J to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
      10-K      Contract between Kerry J. Kirby and the Company.
                Incorporated by reference--Exhibit 10-K to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
      10-L      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the Company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).

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