Form 10-Q
period 1998-04-04
TRUSERV CORP
filed 1998-05-15
CIK 25095

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 4, 1998  or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
    Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and(2) has been subject to such filing requirements for the past 90 days.
    Yes X     No


    The number of shares outstanding of each of the issuer's classes of common stock, as of May 2, 1998.

      Class A Common Stock, $100 Par Value.          565,206 Shares.
      Class B Common Stock, $100 Par Value.        1,824,912 Shares.

                     PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                           TRUSERV CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEET

                             (000's Omitted)



                                              April 4,      December 31,
                                                1998             1997
                                              ---------      -----------
                                             (UNAUDITED)
ASSETS

Current assets:

 Cash and cash equivalents                   $    1,365      $    2,224

 Accounts and notes receivable                  631,976         476,527
 Inventories                                    654,590         543,946
 Prepaid expenses                                19,911          16,092
                                              ---------
 Total current assets                         1,307,842       1,038,789

Properties less
 accumulated depreciation                       250,289         241,236

Estimated goodwill, net                         106,984         107,711

Other assets                                     50,065          51,177
                                             ----------      ----------
TOTAL ASSETS                                 $1,715,180      $1,438,913
                                             ==========      ==========


   See Notes to Condensed Consolidated Financial Statements.

                           TRUSERV CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEET

                             (000's Omitted)


                                                     April 4,   December 31,
                                                       1998          1997
                                                     ---------   -----------
                                                    (UNAUDITED)


LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable and accrued expenses                $  724,354   $  572,565
 Short-term borrowings                                   351,445      215,467
 Current maturities of notes,
   long-term debt and lease obligations                   63,048       62,640
 Patronage dividends payable in cash                       6,098       12,142
                                                       ---------    ---------
 Total current liabilities                             1,144,945      862,814
                                                       ---------    ---------
Long-term debt and obligations under
 capital leases                                          169,171      169,209
                                                       ---------    ---------
Capitalization:
 Estimated patronage dividends to be distributed
   principally by the issuance of Class B nonvoting
   common stock and if necessary, cash.                    1,530         --
 Promissory (subordinated) and installment notes         166,051      172,579
 Class A common stock, net of subscriptions
   receivable; authorized 750,000 shares; issued
   and subscribed 564,548 and 537,115 shares
   (net of  stock subscription receivable
   of $5,181,000 and $6,289,000)                          51,274       47,423
 Class B nonvoting common stock and
   paid-in capital; authorized 4,000,000 shares;
   issued and fully paid, 1,833,093 and 1,681,934
   shares; issuable as partial payment of patronage
   dividends 177,655 shares as of December 31, 1997.     182,560      187,259
 Retained earnings                                           670          685
                                                      ----------   ----------
                                                         402,085      407,946
 Foreign currency translation adjustment                  (1,021)      (1,056)
                                                      ----------   ----------
 Total capitalization                                    401,064      406,890
                                                      ----------   ----------
TOTAL LIABILITIES AND CAPITALIZATION                  $1,715,180   $1,438,913
                                                      ==========   ==========

          See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (000's Omitted)

                                   (UNAUDITED)






                                          For the three      For the thirteen
                                           months ended         weeks ended
                                             April 4,            March 29,
                                               1998                 1997
                                          -------------      ----------------
Revenues                                     $1,030,205            $561,696
                                             ----------            --------
Cost and expenses:

  Cost of revenues                              949,726             518,179
  Warehouse, general and
   administrative                                64,109              35,119
  Interest paid to Members                        3,890               4,297
  Other interest expense                          8,421               3,033
  Other income, net                                 160                (163)
  Income tax expense                               (119)                160
                                             ----------            --------
                                              1,026,187             560,625
                                             ----------            --------
Net margin before
  merger integration costs                        4,018               1,071

Merger  integration cost                          1,847                --
                                             ----------            --------

Net margins                                  $    2,171            $  1,071
                                             ==========            ========


          See Notes to Condensed Consolidated Financial Statements.

                              TRUSERV CORPORATION

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                (000's Omitted)

                                  (UNAUDITED)

                                              For the three  For the thirteen
                                               months ended     weeks ended
                                                April 4,        March 29,
                                                  1998              1997
                                              -------------  ----------------
Operating activities:
  Net margins                                    $   2,171          $  1,071
  Adjustments to reconcile net margins to
   cash and cash equivalents from operating
   activities:
    Statement of operations components not
     affecting cash and cash equivalents             7,960             6,307
   Net change in working capital components       (123,183)          (28,013)
                                                 ---------          --------
  Net cash and cash equivalents used for
   operating activities                           (113,052)          (20,635)
                                                 ---------          --------
Investing activities:
  Additions to properties owned                    (15,497)           (6,571)
  Changes in other assets                            1,112              (318)
                                                 ---------          --------
  Net cash and cash equivalents used for
   investing activities                            (14,385)           (6,889)
                                                 ---------          --------
Financing activities:
  Proceeds from short-term borrowings              135,978            45,507
  Proceeds from long-term borrowings                 1,504             1,088
  Payment of annual patronage dividend              (6,700)          (15,435)
  Payment of notes,  long-term debt, lease
   obligations and common stock                     (4,204)           (3,435)
                                                 ---------          --------
  Net cash and cash equivalents provided by
   financing activities                            126,578            27,725
                                                 ---------          --------

Net increase (decrease)
 in cash and cash equivalents                         (859)              201

Cash and cash equivalents at
 beginning of the period                             2,224             1,662
                                                 ---------          --------
Cash and cash equivalents at end of the period    $  1,365          $  1,863
                                                 =========          ========


         See Notes to Condensed Consolidated Financial Statements.

                              TRUSERV CORPORATION

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 1 - BUSINESS COMBINATIONS

On  July  1,  1997, pursuant to an Agreement and Plan of Merger  dated
December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation and Servistar Coast of Coast ("SCC"), SCC merged with and into Cotter, with Cotter being the surviving corporation (the "Merger"). Cotter was renamed TruServ Corporation ("TruServ" or the
"Company"), effective with the Merger. Each outstanding share of SCC Common Stock and SCC Series A Stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) were converted into the right to receive one fully paid and nonassessable share of TruServ Class A common stock and each two outstanding shares of SCC Preferred Stock were converted into the right to receive one fully paid and non-assessable share of TruServ Class B Common Stock. A total of 270,500 and 1,170,670 shares of TruServ Class A Common Stock and Class B Common Stock, respectively, were issued in connection with the Merger. Also 231,000 additional shares of TruServ Class A Common Stock were issued in exchange for Class B common stock to pre-Merger Stockholders of Cotter to satisfy the Class A Common Stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such Members as a result of the Merger.

The Condensed Consolidated Balance Sheets as of April 4, 1998 and December 31, 1997 reflect the post-Merger Company. The financial information for the three months ended April 4, 1998, reflects the post-Merger results of the Company. The thirteen weeks ended March 29, 1997 reflect the financial information of the pre-Merger Company only.

The following summarized unaudited pro forma operating data for the thirteen weeks ended March 29, 1997 are presented below giving effect to the Merger, as if it had been consummated at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the Merger been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction.

The pro forma adjustments consist of (i) an adjustment for amortization of the estimated excess of cost over the fair value of the net assets of SCC, (ii) an adjustment for interest expense on promissory notes issued in connection with the Merger, (iii) an adjustment for interest expenses on short-term borrowings issued in connection with the Merger and (iv) an adjustment for incremental differences in depreciation expense.

                                               Three              Thirteen
                                            Months Ended        Weeks Ended
                                              April 4,           March 29,
                                                1998                 1997
                                            ------------       ------------
                                               Actual          Pro Forma (1)
                                            ------------       ------------
                                                   (000's OMITTED)
Revenue                                      $1,030,205          $967,173
                                             ==========          ========
Net margin                                   $    2,171          $  1,376
                                             ==========          ========

  (1) Assumes the Merger was consummated at January 1, 1997.

To refinance the existing debt of SCC and pay related fees and expenses, the Company entered into a revolving loan agreement of up to $300,000,000 in short-term credit facilities with a group of banks and an additional $100,000,000 of long-term debt.

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

In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. The Merger plan specifies that certain former SCC positions approximately 1,200 in total, will be eliminated substantially within one year. As of April 4, 1998, approximately 86% of these employees have been terminated with the related cost of benefits of approximately $8,300,000 charged against the liability. The Merger plan specifies the closing of redundant former SCC distribution centers and the elimination of overlapping former SCC inventory items stockkeeping units substantially within a one-year period. Distribution centers closing costs include net occupancy and costs after facilities are vacated. In addition, stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Merger. As of April 4, 1998, $1,659,000 relating to distribution center closing cost and the reduction of stockkeeping units have been charged against the liability. Merger integrations costs of $2,529,000 consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information service costs and general and administrative costs.

NOTE 2 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended April 4, 1998 and the condensed consolidated statement of operations and statement of cash flows for the period ended March 29, 1997 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1997 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the three months ended April 4, 1998 is $2,186,000 compared to $1,341,000 for the corresponding thirteen weeks period in 1997.

NOTE 4 - INVENTORIES

   Inventories consisted of:                     April 4,       December 31,
                                                   1998               1997
                                                 --------        -----------
                                                (UNAUDITED)
                                                       (000's Omitted)
   Manufacturing inventories:
     Raw materials                               $  5,445          $  4,878
     Work-in-process and finished goods            41,405            29,241
                                                 --------          --------
                                                   46,850            34,119
   Merchandise inventories                        607,740           509,827
                                                 --------          --------
                                                 $654,590          $543,946
                                                 ========          ========

NOTE 5 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net margin or capitalization. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The impact of the foreign currency translation adjustment had no material impact on the Comprehensive Income on the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

On July 1, 1997, TruServ Corporation (the "Company"), formerly Cotter & Company ("Cotter"), merged with Servistar Coast to Coast Corporation ("SCC") ( the "Merger" ). The transaction was accounted for using the purchase accounting method. Accordingly, the financial information for the three months ended April 4, 1998 reflects the results of the post-Merger Company and the financial information for the thirteen weeks ended March 29, 1997 reflects the results of the pre-Merger Company. To facilitate the comparison of interim results for 1998 and 1997, supplemental comparisons have been provided using pro forma financial information. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operation that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

                                 Three months ended      Thirteen weeks ended
                                      April 4,               March 29,1997
                                        1998             --------------------
                                       Actual            Actual  Pro Forma (1)
                                  -----------------      ------  ------------
                                           (000'S OMITTED)
Revenue                             $1,030,205         $561,696   $967,173
Gross margin                            80,479           43,517     74,365
Warehouse, general and
 administrative expense                 64,109           35,119     63,142
Interest  expense                       12,311            7,330     10,412
Merger integration cost                  1,847              --         --
Net margin                               2,171            1,071      1,376

 (1) Assumes the Merger was consummated at January 1, 1997.

THREE MONTHS  ENDED APRIL 4, 1998 COMPARED TO THIRTEEN WEEKS ENDED
MARCH 29, 1997

RESULTS OF OPERATIONS:

Revenues   for   the  three  months  ended  April 4,  1998   totaled
$1,030,205,000.  This represented an increase of $468,509,000 or 83.4%
compared to the comparable period last year. The increase was due to the addition of Servistar Coast to Coast revenues that resulted from the July 1, 1997 merger of Cotter and SCC.

Gross margins increased by $36,962,000 or 84.9% and as a percentage of revenues, increased to 7.8% from 7.7% for the comparable period last year. The increase in gross margin percentage resulted primarily from increased sales in manufactured products.

Warehouse,   general   and  administrative   expenses as a percentage
of revenues decreased to 6.2% from 6.3% compared with the prior year. The Company incurred additional warehousing expenses in association with commonizing inventory assortments and increased inventory levels but continued to reduce other expense in its continuing efforts to reduce operating costs. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

Interest paid to Members decreased by $407,000 or 9.5% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $5,388,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirement resulting from increased inventory levels. The effective borrowing rate has been lowered due to the renegotiation of the rates since the date of the Merger.

The combination of increased gross margins, offset by increased expenses and increased borrowing costs, resulted in a net margin of $2,171,000 compared to $1,071,000 for the same period last year.

ACTUAL  THREE  MONTHS  ENDED  APRIL 4, 1998  COMPARED  TO  PRO  FORMA
THIRTEEN   WEEKS  ENDED  MARCH  29,  1997  ASSUMING  THE  MERGER   WAS
CONSUMMATED ON JANUARY 1, 1997

RESULTS OF OPERATIONS:

Revenues   for   the  three  months  ended  April 4,  1998   totaled
$1,030,205,000.  This represented an increase of $63,032,000  or  6.5%
compared to the comparable period last year. The increase was attributable to revenue increases in lumber/building materials, manufacturing products, and seasonal merchandise.

Gross margins increased by $6,114,000 or 8.2% and as a percentage of revenues, increased to 7.8% from 7.7% for the comparable period last year. The increase in gross margins resulted from improved vendor negotiations and improved manufacturing margins.

Warehouse, general and administrative expenses increased by $967,000 or 1.5% but as a percentage of revenues decreased to 6.2% from 6.5%. The decrease in the percentage of revenues was attributed to the Company's continued efforts to reduce operating costs through reduction of duplicate office and distribution center functions.

Interest paid to Members decreased by $607,000 or 13.5% primarily due to lower principal balance and lower average interest rates.

Other   interest  expense  increased  from  $5,915,000  to  $8,421,000 primarily due to higher short-term borrowings because of the increased cash requirement resulting from increased inventory levels.

The combination of increased gross margin and controlled warehouse, general and administrative expense, partially offset by higher interest expense, resulted in a net margin of $2,171,000 compared to $1,376,000 for the comparable period last year.

THREE  MONTHS   ENDED APRIL 4, 1998 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 1997

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

During the first quarter of 1998, inventories increased by $110,644,000 to support anticipated future orders of seasonal
merchandise resulting from the commonization of inventory.   Accounts
and notes receivable increased by $155,449,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $135,978,000 and accounts payable and accrued expenses increased by $151,789,000 in support of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members.

At April 4, 1998, net working capital decreased to $162,897,000 from $175,975,000 at December 31, 1997. The current ratio decreased to
1.14 at  April 4, 1998 compared to 1.20 at December 31, 1997.

At December 31, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The borrowings under these agreements were $350,000,000 and $210,000,000 at April 4, 1998 and December 31,
1997, respectively.

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

Total capital expenditures, including those made under capital leases, were $15,497,000 for the three months ended April 4, 1998 compared to $6,571,000 during the comparable period in 1997. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.

                      PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on April 7, 1998, the following individuals were reelected to the Board of Directors:

                                                                Votes Withheld
                               Term      Votes for  Votes against   Abstained
                             -------     ---------  -------------   ---------

   J.W.(Bill) Blagg          3 years      320,640        ---         7,200
   Daniel A. Cotter          3 years      318,420        ---         9,420
   Jay B. Feinsod            3 years      320,460        ---         7,380
   Dennis A. Swanson         3 years      320,760        ---         7,080
   John M.(Mitch) West, Jr.  3 years      320,640        ---         7,200
   Barbara B. Wilkerson      3 years      320,460        ---         7,380

In addition to the foregoing, the following persons were, on April 7, 1998, Directors of the Company whose terms of office continued after the annual meeting:

   James Burnett                James Howenstine     Paul E. Pentz
   William M. Claypool, III     Jarrald T. Kabelin   George V. Sheffer
   William M. Halterman         Peter G. Kelley      John Wake Jr.
   William Hood                 Robert J. Ladner

The annual meeting also included the following votes:
    1) The proposal to amend Article Fourth, Paragraph 7 of the Company's Certificate of incorporation to delete the words "provided, however, that the stockholders shall approve any such provision in the By-Laws" was passed. The number of affirmative votes cast was 298,260, the number of negative votes cast was 14,280, and the number of abstentions was 15,300.
    2) The proposal to approve the appointment of Ernst & Young LLP, independent public accountants, as auditor of the company for the fiscal year 1998 was passed. The number of affirmative votes cast was 319,440, the number of negative votes cast was 3,600, and the number of abstentions was 4,800.


Item 5.  OTHER INFORMATION.

The Board accepted the resignation of David Guthrie from the Board of Directors effective April 1, 1998. Mr. Guthrie submitted his resignation for the purpose of devoting more time to his personal business. The Board approved the appointment of James Burnett, effective April 1, 1998 to fill the vacancy created by Mr. Guthrie's resignation.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

        Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4K, inclusive, in the Company's Post-Effective Amendment No. 5 on Form S-2 to Form S-4 Registration Statement (No. 333-18397) filed with the Securities and Exchange Commission on March 31, 1998.

     (b)  Reports on Form 8-K

          NONE

                               SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         TRUSERV CORPORATION




Date: May 15, 1998                        By /s/ KERRY J. KIRBY
                                          Kerry J. Kirby
                                           Executive Vice President, Finance
                                               and Chief Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)