Form 10-Q
period 1998-07-04
TRUSERV CORP
filed 1998-08-18
CIK 25095

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-Q


(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended July 4, 1998  or

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
   Yes   X   No


   The number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1998.

      Class A Common Stock, $100 Par Value.           486,368  Shares.
      Class B Common Stock, $100 Par Value.         1,790,157  Shares.

                 PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                      TRUSERV CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)


                                            July 4,     December 31,
                                             1998             1997
                                          ----------     -----------
                                          (UNAUDITED)

ASSETS

Current assets:
 Cash and cash equivalents              $    2,156    $    2,224

 Accounts and notes receivable             648,642       476,527
 Inventories                               616,021       543,946
 Prepaid expenses                           22,555        16,092
                                        ----------    ----------
 Total current assets                    1,289,374     1,038,789

Properties less
 accumulated depreciation                  254,872       241,236

Goodwill, net                              110,319       107,711

Other assets                                57,486        51,177
                                        ----------    ----------
TOTAL ASSETS                            $1,712,051    $1,438,913
                                        ==========    ==========


   See Notes to Condensed Consolidated Financial Statements.

                      TRUSERV CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEET

                        (000's Omitted)

                                                       July 4,    December 31,
                                                       1998             1997
                                                    ---------    -----------
                                                   (UNAUDITED)

LIABILITIES AND CAPITALIZATION


Current Liabilities
 Accounts payable and accrued expenses                 $  633,654  $  572,565
 Short-term borrowings                                    373,777     215,467
 Current maturities of notes,
   long-term debt and lease obligations                    63,048      62,640
 Patronage dividends payable in cash                        5,574      12,142
                                                        ---------  ----------
 Total current liabilities                              1,076,053     862,814
                                                        ---------  ----------
Long-term debt and obligations under
 capital leases                                           220,674     169,209
                                                        ---------  ----------
Capitalization:
 Promissory (subordinated) and installment notes          172,118     172,579
 Class A common stock
   authorized 750,000 shares; issued and fully paid
   493,120 and 183,790 shares                              49,312      47,423
 Class B nonvoting common stock and
   paid-in capital; authorized 4,000,000 shares;
   issued and fully paid, 1,800,510 and 2,338,755
   shares; issuable as partial payment of patronage
   dividends 130,006 shares as of July 4, 1998
   payable as of December 31, 1998; issuable as
   partial payment of patronage dividends 177,655
   shares as of December 31, 1997.                        194,389     187,259

 Retained earnings                                            684         685
                                                       ----------  ----------
                                                          416,503     407,946
 Foreign currency translation adjustment                   (1,179)     (1,056)
                                                       ----------  ----------
 Total capitalization                                     415,324     406,890
                                                       ----------  ----------
TOTAL LIABILITIES AND CAPITALIZATION                   $1,712,051  $1,438,913
                                                       ==========  ==========


       See Notes to Condensed Consolidated Financial Statements.

                          TRUSERV CORPORATION

             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                            (000's Omitted)

                              (UNAUDITED)




                            FOR THE THIRTEEN              FOR THE TWENTY-SIX
                             WEEKS ENDED                    WEEKS ENDED
                       -------------------------      -------------------------
                       July 4,1998 June 28, 1997      July 4, 1998 June 28, 1997
                       ----------- -------------      ------------ -------------

Revenues                 $1,155,449    $645,070        $2,185,654   $1,206,766
                         ----------    --------        ----------   ----------

Cost and expenses:

  Cost of revenues        1,055,302     597,740         2,005,028    1,115,919
  Warehouse, general and
   administrative            68,231      26,900           132,340       61,409
  Interest paid to Members    3,766       4,255             7,656        8,552
  Other interest expense      9,492       3,472            17,913        6,505
  Other income, net            (385)       (306)             (225)        (469)
  Income tax expense (benefit)  439        (219)              320          (59)
                          ---------     -------         ---------    ---------
                          1,136,845     631,842         2,163,032    1,191,857
                          ---------     -------         ---------    ---------
Net margin before
   integration costs         18,604      13,228            22,622       14,909

Integration costs             2,195       1,422             4,042        2,032
                          ---------     -------         ---------    ---------
Net margins              $   16,409   $  11,806        $   18,580   $   12,877
                         ==========   =========        ==========   ==========



        See Notes to Condensed Consolidated Financial Statements.

                          TRUSERV CORPORATION

            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE TWENTY SIX WEEKS ENDED

                          (000's Omitted)

                              (UNAUDITED)

                                                      July 4,      June 28,
                                                        1998         1997
                                                    ----------   ---------



Operating activities:
  Net margins                                       $   18,580   $  12,877
  Adjustments to reconcile net margins to cash and
   cash equivalents from operating activities:
    Statement of operations components not affecting
     cash and cash equivalents                          16,510      12,373
   Net change in working capital components           (188,411)    (58,541)
                                                    ----------   ---------
 Net cash and cash equivalents used for
   operating activities                               (153,321)    (33,291)
                                                    ----------   ---------
Investing activities:
  Additions to properties owned                        (31,090)    (15,158)
  Changes in other assets                               (6,309)     (8,218)
                                                    ----------   ---------
  Net cash and cash equivalents used for
   investing activities                                (37,399)    (23,376)
                                                    ----------   ---------
Financing activities:
  Proceeds from short-term borrowings                  158,310      76,836
  Proceeds from long-term borrowings                    52,616       2,371
  Payment of annual patronage dividend                 (12,142)    (16,142)
  Payment of notes,  long-term debt, lease
   obligations and common stock                         (8,132)     (6,184)
                                                    ----------   ---------
  Net cash and cash equivalents provided by
   financing activities                                190,652      56,881
                                                    ----------   ---------

Net increase (decrease) in cash and cash equivalents       (68)        214

Cash and cash equivalents at beginning of the period     2,224       1,662
                                                     ---------   ---------
Cash and cash equivalents at end of the period       $   2,156   $   1,876
                                                     =========   =========

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

The Condensed Consolidated Balance Sheets as of July 4, 1998 and December 31, 1997 reflect the post-Merger Company. The financial information for the twenty-six weeks ended July 4, 1998, reflects the post-Merger results of the Company. The twenty-six weeks ended June 28, 1997 reflect the financial information of the pre-Merger Company only.

The following summarized unaudited pro forma operating data for the twenty-six weeks ended June 28, 1997 are presented below giving effect to the Merger, as if it had been consummated at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the Merger been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction.

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

                                                TWENTY-SIX WEEKS ENDED
                                                ----------------------
                                               July 4,           June 28,
                                                 1998              1997
                                             ---------       ------------
                                               Actual        Pro Forma (1)
                                             ---------       ------------
                                                   (000's OMITTED)

Revenue                                     $2,185,654       $2,105,852

Net margin                                  $   22,622       $   25,465

  (1) Assumes the Merger was consummated at January 1, 1997.

To refinance the existing debt of SCC and pay related fees and expenses, the Company entered into a revolving loan agreement of up to $300,000,000 in short-term credit facilities with a group of banks and an additional $100,000,000 of long-term debt.

The total purchase price of approximately $141,400,000 was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which could be revised up until July 1, 1998. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $113,173,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. The Merger plan specifies that certain former SCC
positions   approximately   1,200  in  total,   will   be   eliminated
substantially  within one year. As of July 4, 1998, approximately  93%
of these employees have been terminated with the related cost of benefits of approximately $9,425,000 charged against the liability.
The  Merger  plan  specifies  the  closing  of  redundant  former  SCC distribution centers and the elimination of overlapping former SCC inventory items stockkeeping units. Distribution center closing costs include net occupancy and costs after facilities are vacated. In addition, stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Merger. As of July 4, 1998, $2,134,000 relating to distribution center closing cost and the reduction of stockkeeping units have been
charged  against  the liability.   Merger integrations costs of $4,042,000
consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information service costs and general and administrative costs.

NOTE 2 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the periods ended July 4, 1998 and the condensed consolidated statement of operations and statement of cash flows for the periods ended June 28, 1997 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1997 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the twenty-six weeks ended July 4, 1998 is $18,581,000 compared to $13,014,000 for the corresponding period in 1997.

NOTE 4 - INVENTORIES

   Inventories consisted of:                      July 4,    December 31,
                                                    1998           1997
                                                --------      ----------
                                               (UNAUDITED)
                                                       (000's Omitted)



   Manufacturing inventories:
     Raw materials                              $ 13,634       $  4,878
     Work-in-process and finished goods           32,173         29,241

                                                --------       --------
                                                  45,807         34,119
   Merchandise inventories                       570,214        509,827
                                                --------       --------
                                                $616,021       $543,946
                                                ========       ========

NOTE 5 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income margin or shareholders' equity capitalization. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The impact of the foreign currency translation adjustment had no material impact on the Comprehensive Income of the Company.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

On July 1, 1997, TruServ Corporation (the "Company"), formerly Cotter & Company ("Cotter"), merged with Servistar Coast to Coast Corporation ("SCC") (the "Merger"). The transaction was accounted for using the purchase accounting method. Accordingly, the financial information for the twenty-six weeks ended July 4, 1998 reflects the results of the post-Merger Company and the financial information for the twenty-six weeks ended June 28, 1997 reflects the results of the pre-Merger Company. To facilitate the comparison of interim results for 1998 and 1997, supplemental comparisons have been provided using pro forma financial information. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operation that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

                                Twenty-six weeks ended  Twenty-six weeks ended
                                 July 4, 1998            June 28, 1997

                                      Actual             Actual     Pro Forma(1)
                                ----------------------   -------    -----------
                                           (000'S OMITTED)

Revenue                             $2,185,654        $1,206,766     $2,105,852
Gross margin                           180,626            90,847        173,594
Warehouse, general and
 administrative expense                132,340            61,409        128,714
Interest  expense                       25,569            15,057         20,259
Merger integration cost                  4,042             2,032            --
Net margin                              18,580            12,877         25,465

 (1) Assumes the Merger was consummated at January 1, 1997.

TWENTY-SIX WEEKS ENDED JULY 4, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 1997

RESULTS OF OPERATIONS:

Revenues for the twenty-six weeks ended July 4, 1998 totaled $2,185,654,000. This represented an increase of $978,888,000 or 81.1%
compared to the comparable period last year. The increase was due to the addition of Servistar Coast to Coast revenues that resulted from the July 1, 1997 merger of Cotter and SCC.

Gross margins increased by $89,779,000 or 98.8% and as a percentage of revenues, increased to 8.3% from 7.5% for the comparable period last year. The increase in gross margin percentage resulted primarily from increased sales in manufactured products and improved margins from the Distribution/Transportation network.

Warehouse,   general   and  administrative expenses as a percentage of
revenues increased to 6.1% from 5.1% compared with the prior year. The Company incurred additional warehousing expenses in association
with   commonizing  inventory   assortments,   increased inventory
levels, and the implementation of the distribution network strategy. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

Interest paid to Members decreased by $896,000 or 10.5% primarily due to a lower average interest rate and lower principal balance. Other interest expense increased $11,408,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirement resulting from the merger and the Merger and increased inventory levels. The effective borrowing rate has been lowered due to the renegotiation of the rates since the date of the Merger.

The combination of increased gross margins, offset by increased expenses and increased borrowing costs, resulted in a net margin of $18,580,000 compared to $12,877,000 for the same period last year.

ACTUAL  TWENTY-SIX  WEEKS ENDED JULY 4, 1998  COMPARED  TO  PRO  FORMA
TWENTY-SIX  WEEKS  ENDED  JUNE  28,  1997  ASSUMING  THE  MERGER   WAS
CONSUMMATED ON JANUARY 1, 1997

RESULTS OF OPERATIONS:

Revenues for the twenty-six weeks ended July 4, 1998 totaled $2,185,654,000. This represented an increase of $79,802,000 or 3.8%
compared  to  the  comparable  period last  year.   The  increase  was
attributable to revenue increases in lumber/building materials and manufacturing products.

Gross margins increased by $7,032,000 or 4.1% and as a percentage of revenues, increased to 8.3% from 8.2% for the comparable period last year. The increase in gross margins resulted from improved transportation and manufacturing margins. Certain estimates of expenses are recorded throughout the year including expenses related to capitalizable inventory related costs. During the twenty-six weeks ended July 4, 1998, the Company recorded a reduction of approximately $6,000,000 of these estimated costs.

Warehouse, general and administrative expenses increased by $3,626,000 or 2.8% and as a percentage of revenues is 6.1% for both the current period and prior period. The Company incurred additional warehousing expenses in association with commonizing inventory assortments, increased inventory levels, and the implementation of the distribution network strategy. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

Interest expense increased from $20,259,000 to $25,569,000 primarily due to higher short-term borrowings because of the increased cash requirement resulting from increased inventory levels.

The combination of increased gross margin partially offset by higher warehouse, general and administrative expense and higher interest expense, resulted in a net margin of $18,580,000 compared to $25,465,000 for the comparable period last year.

TWENTY-SIX WEEKS  ENDED JULY 4, 1998 COMPARED WITH THE YEAR ENDED  DECEMBER
31, 1997

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a seasonal need for cash. During the first twenty-six weeks of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities. In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities, if necessary.

During the first twenty-six weeks of 1998, inventories increased by $72,075,000 to support anticipated future orders of seasonal merchandise resulting from the commonization of inventory. Accounts and notes receivable increased by $172,115,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $158,310,000 and accounts payable and accrued expenses increased by $61,089,000 in support of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members.

At  July  4, 1998, net working capital increased to $213,321,000  from
$175,975,000  at  December  31,  1997.   The  current  ratio  remained
comparable at 1.20 for both period ends.

At December 31, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, the Company has various short-term lines of credit available under informal agreements with lending banks, cancelable by either party under specific circumstances. The borrowings under these agreements were $363,000,000 and $210,000,000 at July 4, 1998 and December 31,
1997, respectively.

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

Total capital expenditures, including those made under capital leases, were $31,090,000 for the twenty-six weeks ended July 4, 1998 compared to $15,158,000 during the comparable period in 1997. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.

THIRTEEN  WEEKS  ENDED JULY 4, 1998 COMPARED TO THIRTEEN  WEEKS  ENDED
JUNE 28, 1997

To facilitate the comparison of interim results for 1998 and 1997, supplemental comparisons have been provided using pro forma financial information. This unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operation that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.


                                         Thirteen weeks ended
                                  ---------------------------------------
                                  July 4, 1998            June 28, 1997
                                  ------------         --------------------

                                     Actual            Actual   Pro Forma(1)
                                     ------            ------   -----------
                                                (000'S OMITTED)

Revenue                           $1,155,449         $645,070    $1,138,679
Gross margin                         100,147           47,330        99,229
Warehouse, general and
 administrative expense               68,231           26,900        65,572
Interest  expense                     13,258            7,727         9,847
Merger integration cost                2,195            1,422           --
Net margin                            16,409           11,806        24,089

 (1) Assumes the Merger was consummated at January 1, 1997.

RESULTS OF OPERATIONS:

Revenues  increased  by $510,379,000 or 79.1%  compared  to  the  same
period  last year. The increase was due to the addition of   Servistar
Coast to Coast revenues that resulted from the July 1, 1997 merger  of
Cotter and SCC.

Gross margins increased by $52,817,000 or 111.6% compared to the  same period last year.  Gross margins as a percentage of revenues increased to  8.7%  from  7.3% for the same period last year.  The  increase  in gross  margin  percentage resulted primarily from increased  sales  in
manufactured    products    and    improved    margins    from     the
Distribution/Transportation network.

Warehouse,   general   and  administrative   expenses   increased   by
$41,331,000 or 153.6% and as a percent of revenues, increased to  5.9%
from  4.2%  for  the  same  period last  year.  The  Company  incurred
additional   warehousing  expenses  in  association  with  commonizing
inventory  assortments, increased inventory and the implementation  of the distribution network strategy.

Interest paid to Members decreased by $489,000 or 11.5% primarily  due to a lower principal balance and a lower average interest rate.  Other
interest  expense  increased  $6,020,000  or  173.4%  due  to   higher
borrowings  compared  to  the  same  period  last  year.   The  higher
borrowings  was  required because of increased  inventory  levels  and other merger requirements.

Integration costs consist of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned merger.

Net margins were $16,409,000 compared to $11,806,000 for the same period last year.

ACUTAL  THIRTEEN  WEEKS   ENDED JULY 4, 1998  COMPARED  TO  PRO  FORMA
THIRTEEN WEEKS ENDED JUNE 28, 1997

RESULTS OF OPERATIONS:

Revenues increased by $16,770,000 or 1.5% compared to the same period last year. Most merchandise categories were comparable to the same period last year with Lumber & Building Materials showing an increase for the thirteen week period.

Gross  margins  increased by $918,000 or 0.9%  compared  to  the  same period last year. The increase in gross margins resulted from improved
transportation  and  manufacturing  margins.  Certain   estimates   of
expenses  are recorded throughout the year including expenses  related to  capitalizable inventory related costs.  During the thirteen  weeks ended  July 4, 1998, the Company recorded a reduction of approximately
$4,000,000 of these estimated costs.

Warehouse, general and administrative expenses increased by $2,659,000 or  4.1% and as a percent of revenues, increased to 5.9% from 5.8% for the same period last year. The Company incurred additional warehousing
expenses   in  association  with  commonizing  inventory  assortments, increased inventory and the implementation of the distribution network strategy.

Interest   expense  increased  $3,411,000  or  34.6%  due  to   higher
borrowings  compared  to  the  same  period  last  year.   The  higher
borrowings were required because of increased  inventory levels.

Integration costs consist of expenses incurred with the consolidation and restructuring of certain functions due to the aforementioned merger.

Net margins were $16,409,000 compared to $24,089,000 for the same period last year.


Year 2000

A  portion  of  the Company's information systems are not  "Year  2000
Compliant".   This means that the Company will need to  incur  certain
costs  to modify non-compliant systems prior to the Year 2000 in order to  ensure  that  those systems continue to serve  the  needs  of  the
Company  and  its Membership.  Based upon an initial investigation  of the  Company's  systems, the Company estimates that such  costs  could exceed  $10,000,000.  Actual costs may exceed this estimate  depending on  Merger efforts and system resource constraints.  Actual  costs  to
date  are  $7,800,000.   Further, based upon current  FASB  Guideline,
costs  incurred  to modify systems to be Year 2000 compliant  must  be expensed.  Accordingly, such costs will reduce patronage dividends  in years in which they are incurred.




                      PART II - OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4K, inclusive, in the Company's Post-Effective Amendment No. 5 on Form S-2 to Form S-
        4  Registration Statement (No. 333-18397) filed with the
        Securities and Exchange Commission on April 4, 1998.

     (b)  Reports on Form 8-K

          NONE

                               SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        TRUSERV CORPORATION




Date:                                    August 18, 1998     By    /s/
KERRY J. KIRBY
                                          Kerry J. Kirby
                                           Executive  Vice  President,
Finance
                                               and   Chief   Financial
Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)




