Form 10-Q
period 1998-10-03
TRUSERV CORP
filed 1998-11-17
CIK 25095

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                     	WASHINGTON, D.C. 20549

                           	FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   	For the quarterly period ended October 3, 1998  or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.
Yes   X   No


The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

        Class A Common Stock, $100 Par Value.          492,609 Shares.
        Class B Common Stock, $100 Par Value.        1,770,941 Shares.

             	PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS



                      	TRUSERV CORPORATION

              	CONDENSED CONSOLIDATED BALANCE SHEET

                        	(000's Omitted)



                                                  October 3,     December 31,
                                                    1998             1997
                                                  ---------     ------------
                                                 (UNAUDITED)

ASSETS
Current assets:
 Cash and cash equivalents                      $     1,694      $     2,224
 Accounts and notes receivable                      559,941          476,527
 Inventories                                        644,826          543,946
 Prepaid expense                                     21,592           16,092
                                                  ---------        ---------
 Total current assets                             1,228,053        1,038,789

Properties less
 accumulated depreciation                           272,014          241,236

Goodwill, net                                       109,629          107,711

Other assets                                         60,791           51,177
                                                 ----------       ----------
TOTAL ASSETS                                     $1,670,487       $1,438,913
                                                 ==========       ==========


   	See Notes to Condensed Consolidated Financial Statements.

                      	TRUSERV CORPORATION

              	CONDENSED CONSOLIDATED BALANCE SHEET

                        	(000's Omitted)

                                                    October 3,   December 31,
                                                        1998           1997
                                                    -----------  -----------
                                                     (UNAUDITED)

LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable and accrued expenses               $  530,634   $  572,565
 Short-term borrowings                                  337,014      215,467
 Current maturities of notes,
   long-term debt and lease obligations                  64,580       62,640
 Patronage dividends payable in cash                      5,585       12,142
                                                    -----------  -----------
Total current liabilities                               937,813      862,814
                                                    -----------  -----------
Long-term debt and obligations under
 capital leases                                         323,971      169,209
                                                     ----------  -----------
Capitalization:
 Promissory (subordinated) and installment notes        170,843      172,579
 Class A common stock and partially paid subscriptions
   authorized 750,000 shares; issued and fully paid
   406,388 and 387,240 shares; issued 162,700 and
   144,865 shares (net of receivable of $6,836,000
   and $6,269,000); subscribed 5,010 shares (net
   of stock subscription receivable of $20,000
   in 1997).                                             49,171       47,423
 Class B nonvoting common stock and
   paid-in capital; authorized 4,000,000 shares;
   issued and fully paid, 1,776,945 and 1,681,934
   shares; issuable as partial payment of patronage
   dividends 177,655 shares as of December 31, 1997.    189,151      187,259

 Retained earnings                                          931          685
                                                     ----------  -----------
                                                        410,096      407,946
 Foreign currency translation adjustment                 (1,393)      (1,056)
                                                     ----------  -----------
        Total capitalization                            408,703      406,890
                                                     ----------  -----------
TOTAL LIABILITIES AND CAPITALIZATION                 $1,670,487   $1,438,913
                                                     ==========  ===========


      	See Notes to Condensed Consolidated Financial Statements.

                          TRUSERV CORPORATION

            	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                           	(000's Omitted)

                              (UNAUDITED)



                         FOR THE THIRTEEN           FOR THE THIRTY-NINE
                          WEEKS ENDED                  WEEKS ENDED
                    --------------------------   --------------------------

                     October 3, September 27,    October 3,   September 27,
                        1998          1997         1998           1997

                    -----------  -------------   -----------  -------------


Revenues                $1,078,481   $1,036,622   $3,264,135  $2,243,388
                        ----------   ----------   ----------  -----------
Cost and expenses:

 Cost of revenues          990,675      952,086   2,995,703    2,068,005
 Warehouse, general and
  administrative            68,736       66,316     201,076      127,725
 Interest paid to Members    3,766        4,237      11,422       12,789
 Other interest expense     10,543        5,979      28,456       12,484
 Other expense (income), net    22          455        (203)         (14)
 Income tax expense            160          160         480          101
                        ----------   ----------  ----------   ----------
                         1,073,902    1,029,233   3,236,934    2,221,090
                        ----------   ----------  ----------   ----------
Net margin before
 integration costs           4,579        7,389      27,201       22,298

Integration costs            4,300        1,562       8,342        3,594
                        ----------   ----------  ----------   ----------
Net margins             $      279   $    5,827  $   18,859    $  18,704
                        ==========   ==========  ==========   ==========


       	See Notes to Condensed Consolidated Financial Statements.

                          TRUSERV CORPORATION

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE THIRTY-NINE WEEKS ENDED

                             (000's Omitted)

                                 (UNAUDITED)

                                                   October 3,   September 27,
                                                        1998            1997
                                                   -----------   ------------



Operating activities:
Net margins                                        $    18,859     $  18,704
  Adjustments to reconcile net margins to cash and
   cash equivalents from operating activities:
    Statement of operations components not affecting
     cash and cash equivalents                          25,368        19,931
  Net change in working capital components            (236,953)      (41,802)
                                                    -----------   -----------
  Net cash and cash equivalents used for
   operating activities                               (192,726)      ( 3,167)
                                                    -----------   -----------
Investing activities:
  Additions to properties owned                        (59,614)      (27,509)
  Proceeds from sale of properties owned                 4,716         1,100
  Changes in other assets                               (9,614)       (1,639)
                                                    -----------   -----------
  Net cash and cash equivalents used for
   investing activities                                (64,512)      (28,048)
                                                    -----------   -----------
Financing activities:
  Proceeds from short-term borrowings                  121,547       180,523
  Proceeds from long-term borrowings                   157,616        52,371
  Payment of annual patronage dividend                 (12,142)      (20,699)
  Purchase of common stock, net                           (801)      (19,530)
  Payment of notes,  long-term debt, lease
   obligations                                          (9,512)     (158,236)
                                                    -----------   -----------
Net cash and cash equivalents provided by
 financing activities                                  256,708        34,429
                                                    -----------   -----------

Net increase (decrease) in cash and cash equivalents      (530)        3,214
 Cash and cash equivalents at beginning of the period    2,224         1,662
                                                    -----------   -----------
 Cash and cash equivalents at end of the period     $    1,694    $    4,876
                                                    ===========   ===========


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

The Condensed Consolidated Balance Sheets as of October 3, 1998 and December 31, 1997 reflect the post-Merger Company. The financial information for the thirty-nine weeks ended October 3, 1998, reflects the post-Merger results of the Company. The thirty-nine weeks ended September 27, 1997 reflect the financial information of the pre-Merger Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the thirteen weeks ended September 27, 1997.

The following summarized unaudited pro forma operating data for the thirty-nine weeks ended September 27, 1997 are presented below giving effect to the Merger, as if it had been consummated at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the Merger been in effect on the date indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction.

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

                                             THIRTY-NINE WEEKS ENDED
                                             -----------------------
                                           October 3,      September 27,
                                                 1998             1997
                                           ------------    -------------
                                               Actual      Pro Forma (1)
                                           ------------    -------------
                                                   (000's OMITTED)

Revenue                                     $3,264,135       $3,135,917

Net margin before integration cost          $   27,201       $   33,289

Net margin                                  $   18,859       $   33,289

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

In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. The Merger plan specifies that certain former SCC positions, approximately 1,200 in total, will be eliminated substantially within one year. As of October 3, 1998, approximately 94% of these employees have been terminated with the related cost of benefits of approximately $10,883,000 charged against the liability. The Merger plan specifies the closing of redundant former SCC distribution centers and the elimination of overlapping former SCC inventory items stockkeeping units substantially within a one-year period. Distribution center closing costs include net occupancy and costs after facilities are vacated. In addition, stockkeeping unit reduction costs include losses on the sale of inventory items which have been discontinued solely as a result of the Merger. As of October 3, 1998, $2,785,000 relating to distribution center closing cost and the reduction of stockkeeping units have been charged against the liability. Merger integrations costs of $8,342,000 consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information service costs and general and administrative costs.

NOTE 2 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended October 3, 1998 and the condensed consolidated statement of operations and statement of cash flows for the period ended September 27, 1997 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1997 included in the Company's 1997 Annual Report on Form 10-K.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1997 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. The estimated patronage dividend for the thirty-nine weeks ended October 3, 1998 is $18,613,000 compared to $24,354,000 for the corresponding period in 1997.

NOTE 4 - INVENTORIES

   Inventories consisted of:                      October 3,    December 31,
                                                      1998            1997
                                                   ---------     -----------
                             		          (UNAUDITED)
                                                          (000's Omitted)



   Manufacturing inventories:
   Raw materials                                  $   4,826       $    4,878
   Work-in-process and finished goods                44,865           29,241

                                                  ---------       ----------
                                                     49,691           34,119
   Merchandise inventories                          595,135          509,827
                                                  ---------       ----------
                                                  $ 644,826       $  543,946
                                                  =========       ==========

NOTE 5 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net margin or capitalization. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Comprehensive income for the thirteen weeks ended October 3, 1998 was $65,000 compared to $5,813,000 for the corresponding period in 1997. Comprehensive income for the thirty-nine weeks ended October 3, 1998 was $18,522,000 compared to $18,643,000 for the corresponding period in 1997.
 .
Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

On July 1, 1997, TruServ Corporation (the "Company"), formerly
Cotter & Company ("Cotter"), merged with Servistar Coast to Coast Corporation ("SCC") (the "Merger"). The transaction was accounted for using the purchase accounting method. Accordingly, the financial information for the thirty-nine weeks ended October 3, 1998 reflects the results of the post-Merger Company and the financial information for the thirty-nine weeks ended September 27, 1997 reflects the results of the pre-Merger
Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the thirteen weeks ended September 27, 1997.
To facilitate the comparison of interim results for 1998 and 1997, supplemental comparisons have been provided using pro forma financial information. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operation that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

                             Thirty-nine weeks ended  Thirty-nine weeks ended
                              October 3, 1998          September 27, 1997

                                 Actual                Actual   Pro Forma (1)

                           -----------------------    --------  ------------
                                       	(000'S Omitted)

Revenue                          $3,264,135         $2,243,388     $3,135,917
Gross margin                        268,432            175,383        218,719
Warehouse, general and
 administrative expense             201,076            127,725        154,732
Interest  expense                    39,878             25,273         31,767
Merger integration cost               8,342              3,594           --
Net margin                           18,859             18,704         33,289

 (1) Assumes the Merger was consummated at January 1, 1997.

THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997

RESULTS OF OPERATIONS:

Revenues for the thirty-nine weeks ended October 3, 1998 totaled
$3,264,135,000.  This represented an increase of $1,020,747,000 or 45.5%
compared to the comparable period last year. The increase was primarily due to the addition of Servistar Coast to Coast revenues that resulted from the July 1, 1997 merger of Cotter and SCC.

Gross margins increased by $93,049,000 or 53.1% and as a percentage of revenues, increased to 8.2% from 7.8% for the comparable period last year. The increase in gross margin percentage resulted primarily from increased sales in manufactured products and increased margins from improved merchandising strategies. Certain estimates of expenses are recorded throughout the year including expenses related to capitalizable inventory related costs. During the thirty-nine weeks, ended October 3, 1998, the Company recorded an increase of approximately $4,000,000 of these estimated costs.

Warehouse, general and administrative expenses as a percentage of revenues increased to 6.2% from 5.7% compared with the prior year. The Company incurred additional warehousing expenses in association with commonizing inventory assortments, increased inventory levels, and the implementation of the distribution network strategy. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

Interest paid to Members decreased by $1,367,000 or 10.7% primarily due to a lower average interest rate and lower principal balance. Other interest expense increased $15,972,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirement resulting from the merger and increased inventory levels. The effective borrowing rate has been lowered due to the renegotiation of the rates since the date of the Merger.

Integration costs consist of costs associated with the implementation of the merger plan.

The combination of increased gross margins, offset by increased expenses and increased borrowing costs, resulted in a net margin of $18,859,000 compared to $18,704,000 for the same period last year.

ACTUAL THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 COMPARED TO PRO FORMA THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 ASSUMING THE MERGER WAS CONSUMMATED ON JANUARY 1, 1997

RESULTS OF OPERATIONS:

Revenues for the thirty-nine weeks ended October 3, 1998 totaled
$3,264,135,000.  This represented an increase of $128,218,000 or 4.1%
compared to the comparable period last year. The increase was attributable to revenue increases in lumber/building materials and manufacturing products.

Gross margins increased by $49,713,000 or 22.7% and as a percentage of revenues, increased to 8.2% from 7.0% for the comparable period last year. The increase in gross margins resulted from improved merchandising strategies and manufacturing margins.


Warehouse, general and administrative expenses increased by $46,344,000 or 30.0% and as a percentage of revenues increased to 6.2% from 4.9% for the comparable period last year. The Company incurred additional warehousing expenses in association with commonizing inventory assortments, increased inventory levels, and the implementation of the distribution network strategy. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

Interest expense increased from $31,767,000 to $39,878,000 primarily due to higher short-term borrowings because of the increased cash requirement resulting from increased inventory levels.

Integration costs consist of costs associated with the implementation of the merger plan.

The combination of increased gross margin partially offset by higher warehouse, general and administrative expense and higher interest expense, resulted in a net margin of $18,859,000 compared to $33,289,000 for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company has a seasonal need for cash. During the first thirty-nine weeks of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities. In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities, if necessary.

During the first thirty-nine weeks of 1998, inventories increased by $100,880,000 to support anticipated future orders of seasonal merchandise, from the commonization of inventory and the implementation of the Distribution Network Strategic plan. Accounts and notes receivable increased by $83,414,000 due to the seasonal payment terms extended to the Company's Members. Short-term borrowings increased by $121,547,000, accounts payable and accrued expenses decreased by $41,931,000.

At October 3, 1998, net working capital increased to $290,240,000 from $175,975,000 at December 31, 1997. The current ratio was 1.31 at
October 3, 1998 and 1.20 at December 31, 1997.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, on September 30, 1998, the Company established a $100,000,000 three hundred sixty four day revolving credit facility. The borrowings under these agreements were $324,000,000 and $210,000,000 at October 3, 1998 and December 31, 1997, respectively.

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

Total capital expenditures, including those made under capital leases, were $59,614,000 for the thirty-nine weeks ended October 3, 1998 compared to $27,509,000 during the comparable period in 1997. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.

THIRTEEN WEEKS ENDED OCTOBER 3, 1998 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997



                                        Thirteen weeks ended
                                 ---------------------------------------
                                 October 3, 1998      September 27, 1997
                                 ---------------      ------------------


                                    Actual                Actual
                                    ------                ------
                                          (000'S OMITTED)
Revenue	                           $1,078,481	              $1,036,622
Gross margin                           87,806                     84,536
Warehouse, general and
 administrative expense                68,736                     66,316
Interest  expense                      14,309                     10,216
Merger integration cost                	4,300	                   1,562
Net margin                                279                      5,827

 (1) Assumes the Merger was consummated at January 1, 1997.

RESULTS OF OPERATIONS:

Revenues increased by $41,859,000 or 4.0% compared to the same period last year. The increase was due primarily to increased sales in Direct Shipment and in the Lumber product lines.

Gross margins increased by $3,270,000 or 3.9% compared to the same period last year. Gross margins as a percentage of revenues remained comparable to the prior year.

Warehouse, general and administrative expenses increased by $2,420,000 or 3.6% and as a percent of revenues was 6.4% which is comparable to the same period last year. The Company incurred additional warehousing expenses in association with commonizing inventory assortments, increased inventory and the implementation of the distribution network strategy.

Interest paid to Members decreased by $471,000 or 11.1% primarily due to a lower principal balance and a lower average interest rate. Other interest expense increased $4,564,000 or 76.3% due to higher borrowings compared to the same period last year. The higher borrowings was required because of increased inventory levels and other merger requirements.

Integration costs consist of implementation of Merger plan.

Net margins were $279,000 compared to $5,827,000 for the same period last year.



YEAR 2000

A portion of the Company's information systems are not "Year 2000
Compliant".  This means that the Company will need to incur certain costs to modify non-compliant systems prior to the Year 2000 in order to ensure that those Systems continue to serve the needs of the
Company and its Membership.   Based upon current FASB Guideline,
costs incurred to modify systems to be Year 2000 must be expensed.
Accordingly, such costs will reduce patronage dividends in years in which they are incurred.

The company relies on both information technology and non-information technology computer systems in its operations. The mission critical information technology systems include the Company's operating and accounting systems. The non-information technology computer systems include such items as telecommunications, security systems, elevators and climate control at all warehouse locations and remote facilities.

There can be no assurance that all systems needing modification prior to the Year 2000 will be properly and timely completed by the Company or third parties. Failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects on the Company if all Year 2000 issues are not resolved in a timely manner because of a number of uncertainties such as: (1) whether major third parties address this issue properly and timely and (2) whether broad-based economic failures may occur. The Company is currently unaware of any events, trends, or condition regarding this issue that may have a material effect on the Company's results of operations, liquidity, or financial position. If the year 2000 issue is not resolved by January 1, 2000 the adverse affect on the Company's results of operations or financial condition could be material.

TruServ has established a corporate-wide Year 2000 program to help assure that TruServ is able to conduct business in a Year 2000 compliant environment. As a part of this effort, we are requiring our suppliers to assess their ability to continue trading with the Company as we approach the new millenium. In addition, the Company is planning to establish an alternative supplier plan in the event our key vendors have difficulty providing product to us. The program is on schedule for a completion date of July 1, 1999. The Year 2000 budget has been established at $16,900,000. Actual costs to date are $10,700,000. The approximate percentage of the Year 2000 costs to the total
Information Services expenses is 14.0%. The source of these funds will be provided by the normal operating and financing activities of TruServ Corporation.

The expenses for the Year 2000 program is as follows:

			1996		$   1.0 million
			1997		$   3.2 million
			1998		$   8.5 million projected
			1999		$   4.0 million projected
			2000		$   0.2 million projected

			Total		$ 16.9 million


                      PART II - OTHER. INFORMATION



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




                                        TRUSERV CORPORATION




Date: November 17, 1998                  By /s/ KERRY J. KIRBY
                                         Kerry J. Kirby
                                         Executive Vice President, Finance
                                         and Chief Financial Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)



