Form 10-K405
period 1998-12-31
TRUSERV CORP
filed 1999-03-31
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
                       CLASS                           FEBRUARY 27, 1999
                       -----                           -----------------
CLASS A COMMON STOCK, $100 PAR VALUE................         547,200
CLASS B NONVOTING COMMON STOCK, $100 PAR VALUE......       1,921,031

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     THIS ANNUAL REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS ABOUT FUTURE RESULTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES. TRUSERV'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

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

     Membership, depending on the terms of the Member's Retail Member Agreement with TruServ (the "Retail Member Agreement"), entitles TruServ Members to use certain TruServ trademarks and trade names, including the federally registered Coast to Coast(R), ServiStar(R) and True Value(R) trademarks, service marks and collective membership marks. The True Value(R) collective membership mark has a present expiration date of January 2, 2003; the ServiStar(R) mark has a present expiration date of September 13, 2003; the Coast to Coast(R) mark expires on November 3, 2004; the InduServe Supply(R) mark has a present expiration date of February 13, 2000; the Grand Rental Station(R) mark has a present expiration date of June 4, 2005; the Taylor Rental(R) mark has a present expiration date of January 15, 2004; the Home & Garden Showplace(R) mark has a present expiration date of February 13, 2000 and the Commercial Sales(R) mark has a present expiration date of December 16, 2007. Members are continuing to conduct their businesses under the same retail banners as before the Merger, except to the extent permitted by TruServ on a case by case basis. Members have access to all private labels, except with respect to paint, outdoor power equipment, the private labels which will be limited to use by their respective retail organizations. Membership also entitles the Member to receive annual patronage dividends based upon the Member's purchases from TruServ. In accordance with TruServ's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The Company serves approximately 9,800 Coast to Coast(R), ServiStar(R) and True Value(R) Hardware Stores throughout the United States. Primary concentrations of Members exist in New York (approximately 8%), Pennsylvania (approximately 7%), California and Texas (approximately 5% each) and Illinois, Michigan and Ohio (approximately 4% each).

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                   FOR THE FISCAL YEARS
                                                 ------------------------
                                                  1998     1997     1996
                                                 ------   ------   ------
Lumber and Building Materials..................   30.2%    24.5%    12.8%
Hardware Goods.................................   17.8%    19.5%    22.4%
Farm and Garden................................   14.5%    13.1%    13.8%
Electrical and Plumbing........................   13.4%    15.8%    18.2%
Painting and Cleaning..........................   10.8%    12.0%    14.0%
Appliances and Housewares......................    8.4%     9.4%    11.2%
Sporting Goods and Toys........................    4.9%     5.7%     7.6%

     The Company serves its Members by functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its Members. These benefits are passed along to its Members in the form of lower prices and/or patronage dividends. The Company has numerous individual agreements or commitments from its suppliers, virtually all of which are terminable by such suppliers or the Company without cause. Such provisions, either individually or in the aggregate, have not had any material adverse effect on the Company's ability to conduct its business. The goods and services purchased by the Company from these suppliers are generally available from a wide variety of sources. The Company is not dependent upon any one supplier or group of suppliers and has not experienced a problem in obtaining necessary goods. The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and the availability of new merchandise. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 40% of total sales); (2) direct shipment sales (approximately 54% of total sales); and (3) relay sales (approximately 6% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint and paint applicators. The principal raw materials used by the Company are chemicals. All raw materials are purchased from outside sources. The Company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials which will materially impact operations are currently anticipated.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 1999, these markets will be held in Atlanta, Georgia and Las Vegas, Nevada. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season is displayed to attending Members.

     As of February 27, 1999 and February 28, 1998, respectively, the Company had a backlog of firm orders (including relay orders) of approximately $18,700,000 and $16,000,000. It is anticipated that the entire backlog existing at February 27, 1999 will be filled by April 30, 1999. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are Member orders for new or seasonal merchandise given at the Company's two markets, for delivery during the several months subsequent to the markets. Thus, the Company will have a relatively high backlog at the end of each market which will diminish in subsequent months until the next market.

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses served by the Company continue to face intense competition from chain stores, discount stores, home centers, and warehouse operations. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of retail space, have cut into operating margins and brought pressures for lower merchandise costs, to which the Company has been responsive through a retail-oriented competitive pricing strategy on high-turnover, price-sensitive items. The trueAdvantage(R) program was introduced in 1995 and upgraded in 1997 to promote higher retail standards in order to build consumer goodwill and create a positive image for all Member stores.

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

     The Company, through a Canadian subsidiary, owns a majority equity interest in Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves approximately 540 True Value(R) and V&S(R) Stores, all located in Canada. The cooperative has approximately 350 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1998.

     The Company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the Company's Members. In the aggregate, these subsidiaries are not significant to the Company's results of operations.

     The Company employs approximately 6,500 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the Company's operations, employee relations are governed by the practices prevailing in the particular area and are generally dealt with locally. Approximately 31% of the Company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three or four years. In general, the Company considers its relationship with its employees to be good.

RETAIL MEMBER AGREEMENT; FRANCHISE AND LICENSE AGREEMENTS

     The TruServ Retail Member Agreement provides, among other things, that each
Member:

          (i) will be required to own 60 shares of Class A common stock of TruServ for each store owned by such Member (up to a maximum of 300 shares for five or more stores);

          (ii) will conduct its businesses under the True Value(R), ServiStar(R) or Coast to Coast(R) names (or other affiliated names or marks) subject to the terms of the Retail Member Agreement;

          (iii) will conduct a retail hardware, lumber, building materials, home center, rental or industrial/ commercial operation at a designated location;

          (iv) will comply with TruServ's By-Laws as in effect from time to time;

          (v) will accept patronage dividends in a form complying with the requirement of the Internal Revenue Code for deduction from gross income by TruServ;

          (vi) may receive different services and pay different charges based on the volume of merchandise purchased by the Member;

          (vii) agrees to have its Retail Member Agreement terminated in certain circumstances by unilateral action by TruServ's Board of Directors;

          (viii) agrees to have its Retail Member Agreement automatically modified upon notice to the Member by TruServ of any change in its Certificate of Incorporation or By-Laws or any resolution of the Board of Directors;

          (ix) agrees to have its Retail Member Agreement governed by Illinois law, and enforced or interpreted only in courts located in Cook County, Illinois or any contiguous county; and

          (x) may terminate the Retail Member Agreement upon 60 days written notice to TruServ.

     Some of the licenses and franchise agreements of former SCC Members have been assigned by TruServ to a new wholly-owned limited liability company which was created for the purpose of continuing to operate any license or franchise activities which have been continued in that format after July 1. TruServ will review any retail activities which continue to be carried out as franchises. It is anticipated that additional licenses may be entered into periodically with respect to the Taylor Rental Centers and Grand Rental Stations. It is less likely that any additional franchise or license agreements will be entered into with respect to the other retail programs operated as franchises by SCC prior to the Merger. Rather, it is contemplated that these programs will initially be operated as part of the cooperative activities of TruServ.

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

     Until at least December 31, 1999, new Members who join TruServ will have their patronage dividend computed and distributed in accordance with the method used prior to the Merger by the constituent corporation thereof offering the retail program (e.g., Coast to Coast(R), ServiStar(R) or True Value(R)) chosen by such new Members.

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

ITEM 2. PROPERTIES.

     The Company's national headquarters is located in Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                       SQUARE FEET OF                          LEASE
                                                       WAREHOUSE AND                        EXPIRATION
                      LOCATION                          OFFICE AREA        INTEREST            DATE
                      --------                         --------------      --------         ----------
   Brookings, South Dakota.......................          518,000           Owned
   Butler, Pennsylvania..........................           72,000           Owned
   Chicago, Illinois.............................          228,100          Leased       December 31, 2010
   Chicago, Illinois.............................           83,000          Leased       October 31, 2000
   Corsicana, Texas..............................          450,000           Owned
   Denver, Colorado..............................          360,000          Leased       June 30, 2004
   East Butler, Pennsylvania.....................          476,200           Owned
   Fogelsville (Allentown), Pennsylvania.........          600,000           Owned
   Ft. Smith, Arkansas...........................          206,500          Leased       November 30, 2002
   Harvard, Illinois.............................        1,310,000          Leased       August 23, 2013
   Harvard, Illinois.............................          160,000          Leased       August 23, 2005
   Henderson, North Carolina.....................          300,000           Owned
   Indianapolis, Indiana.........................          420,000           Owned
   Jonesboro (Atlanta), Georgia..................          360,000           Owned
   Kansas City, Missouri.........................          415,000           Owned
   Kingman, Arizona..............................          375,000           Owned
   Manchester, New Hampshire.....................          525,000           Owned
   Mankato, Minnesota............................          320,000           Owned
   Parkesburg, Pennsylvania......................          567,200           Owned
   Peachtree City, Georgia.......................           60,500          Leased       November 24, 2005
   Piedmont, South Carolina......................          350,400           Owned
   Portland, Oregon..............................          405,000           Owned
   Schiller Park, Illinois.......................           42,500          Leased       April 30, 2001
   Springfield, Oregon...........................          504,000           Owned
   Westfield, Massachusetts......................          448,700           Owned
   Westlake (Cleveland), Ohio....................          405,000           Owned
   Winnipeg, Manitoba............................          432,000           Owned
   Woodland, California..........................          350,000           Owned

     No location owned by the Company is subject to a mortgage.

     In December 1983, the Company completed construction of a 150,000 square foot addition to its regional distribution center in Manchester, New Hampshire. This addition was financed with the proceeds from the sale of $4,000,000 State of New Hampshire Industrial Development Authority Revenue Bonds (TruServ Corporation Project) Series 1982. On October 1, 1997, and every three-year period thereafter, the interest rate on the 4.50% industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at either the option of the Company or the bondholders at each interest reset date through maturity in 2003.

     In 1998, the Company announced the closing of three distribution centers. These are located in Parkesburg, Pennsylvania; Piedmont, South Carolina and Portland, Oregon. In 1997, the Company announced the closing of four distribution centers located in Ocala, Florida; Charleston, Illinois; Peachtree City, Georgia; and Ft. Smith, Arkansas. The Charleston, Illinois and Ocala, Florida properties were sold in 1998. The Fort Smith and Peachtree City properties are under lease and are currently under a sublease. The Butler, Pennsylvania office building was closed in 1997 and is available for sale.

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

     The number of holders of record (as of February 27, 1999) of each class of stock of the Company is as follows:

                                                                 NUMBER OF
                                                                HOLDERS OF
                                                                  RECORD
                       TITLE OF CLASS                           ----------
Class A common stock, $100 Par Value........................       8,178
Class B nonvoting common stock, $100 Par Value..............       8,173

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

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                              FOR THE FISCAL YEARS
                                       ------------------------------------------------------------------
                                          1998          1997          1996          1995          1994
                                       ----------    ----------    ----------    ----------    ----------
                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues...........................    $4,328,238    $3,331,686    $2,441,707    $2,437,002    $2,574,445
Gross margins......................       298,135       241,020       196,636       202,068       223,331
Net margins(a).....................        20,480        42,716        52,410        59,037        60,318
Patronage dividends................        35,024        43,782        53,320        60,140        60,421
Total assets.......................     1,600,764     1,438,913       853,985       819,576       868,785
Long-term debt.....................       316,959       169,209        80,145        79,213        75,756
Promissory (subordinated) and
  installment notes payable........       124,422       172,579       185,366       186,335       199,099
Redeemable Class A common stock....        49,880        47,423         4,876         5,294         6,370
Redeemable Class B nonvoting common
  stock............................       195,643       187,259       114,053       113,062       116,663

---------------
(a) The net margins for fiscal years 1998 and 1997 include deductions of $20,034,000 and $13,650,000, respectively, for non-recurring merger integration costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

     On July 1, 1997, TruServ Corporation (the "Company"), formerly Cotter & Company ("Cotter") merged with Servistar Coast to Coast Corporation ("SCC") (the "Merger"). The transaction was accounted for using the purchase accounting method. Accordingly, the financial information for the year ended December 31, 1998 reflects the results of the post-Merger Company and the financial information for the year ended December 31,1997 reflects the results of the pre-Merger Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the twenty-six weeks ended December 31, 1997. To facilitate the comparison of results for 1998 and 1997, supplemental comparisons have been provided using pro forma financial information. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

                                                            YEAR ENDED                YEAR ENDED
                                                         DECEMBER 31, 1998        DECEMBER 31, 1997
                                                         -----------------    --------------------------
                                                              ACTUAL            ACTUAL      PRO FORMA(1)
                                                         -----------------    ----------    ------------
                                                                         (000'S OMITTED)
Revenue..............................................       $4,328,238        $3,331,686     $4,224,215
Gross margin.........................................          298,135           241,020        284,356
Warehouse, general and administrative expense........          204,520           148,767        175,774
Interest expense.....................................           55,100            36,965         43,459
Merger integration cost..............................           20,034            13,650             --
Net margin...........................................           20,480            42,716         67,357

---------------
(1) Assumes the Merger was consummated at January 1, 1997.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

  RESULTS OF OPERATIONS

     Revenues in fiscal year 1998 totaled $4,328,238,000. This represented an increase of $996,552,000 or 29.9% compared to the comparable period last year. The increase was primarily due to the addition of Servistar Coast to Coast revenues that resulted from the July 1, 1997 merger of Cotter and SCC. The departments with the largest increase are the lumber/building material department, manufactured products, and the Canadian business. In the hardware department the largest increase was reflected in the direct shipment categories with TruServ Members responding to improved pricing programs.

     Gross margins increased by $57,115,000 or 23.7% but as a percentage of revenues decreased to 6.9% from 7.2% for the comparable period last year. This is the seventh year in a row that the gross margin as a percentage of revenue has decreased. The decrease in gross margin percentage resulted primarily from a change in the sales mix. The change in sales mix consisted of large volume increases in Lumber/Building Materials and Direct Shipments, which have lower gross margins. Pricing improvements resulted in lower direct shipment markups and a lower pricing on manufactured products.

     Warehouse, general and administrative expenses as a percentage of revenues increased to 4.7% from 4.5% compared with the prior year. The Company incurred additional warehousing expenses in association with commonizing inventory assortments, increased inventory levels, and the implementation of the distribution network strategy. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

     Certain estimates of warehouse, general and administrative expenses are recorded throughout the year including expenses related to capitalizable inventory related costs and other expense items. During the fourth quarter of fiscal 1998, the Company recorded approximately $60,000,000 of net reductions in warehouse, general and administrative expenses relating to the refinement of these estimates recorded in the prior three quarters.

     Interest paid to Members decreased by $1,475,000 or 8.3% primarily due to a lower average interest rate and lower principal balance. Other interest expense increased $19,610,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirement resulting from the merger and increased inventory levels. The effective borrowing rate for 1998 was lowered due to the renegotiation of the rates since the date of the Merger. The Company is required to meet certain financial ratios and covenants pertaining to certain debt arrangements. The Company's lenders have waived compliance with a covenant as of December 31, 1998 in lieu of amendments to the debt agreements, which were finalized by the Company during the first quarter of 1999.

     The combination of increased gross margins, offset by increased expenses and increased borrowing costs, resulted in a net margin before Merger integration costs of $40,514,000 in fiscal year 1998 compared to $56,366,000 in fiscal year 1997. Merger integration costs consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information systems costs and general and administrative costs. Merger integrations costs were $20,034,000 and $13,650,000 for fiscal years 1998 and 1997, respectively. The net margin after Merger integration cost was $20,480,000 and $42,716,000 for fiscal year 1998 and 1997, respectively.

ACTUAL FISCAL 1998 COMPARED TO PRO FORMA FISCAL 1997

  RESULTS OF OPERATIONS

     Revenues for the fiscal year totaled $4,328,238,000. This represented an increase of $104,023,000 or 2.5% compared to the prior year on a pro forma basis. The increase was attributable to revenue increases in lumber/ building materials and direct shipments.

     Gross margins increased by $13,779,000 or 4.8% and as a percentage of revenues, increased to 6.9% from 6.7% for the prior year on a pro forma basis. The increased gross margins came about primarily from the increase in revenue along with a reduction in the estimated capitalizable inventory-related costs.

     Warehouse, general and administrative expenses increased by $28,746,000 or 16.4% and as a percentage of revenues increased to 4.7% from 4.2% for the prior year on a pro forma basis. The Company incurred additional warehousing expenses in association with commonizing inventory assortments, increased inventory levels, and the implementation of the distribution network strategy. Many of the potential cost efficiencies related to the Merger have not yet been realized and costs should be reduced as the Merger strategy is further implemented.

     Interest expense increased from $43,459,000 to $55,100,000 primarily due to higher short-term borrowings because of the increased cash requirement resulting from increased inventory levels.

     Integration costs consist of costs associated with the implementation of the Merger plan.

     The combination of increased gross margin partially offset by higher warehouse, general and administrative expense and higher interest expense, resulted in a net margin of $20,480,000 compared to $67,357,000 for the prior year on a pro forma basis.

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

     Certain estimates of warehouse, general and administrative expenses are recorded throughout the year including expenses related to capitalizable inventory-related costs and other expense items. During the fourth quarter of fiscal 1997, the Company recorded approximately $4,000,000 of net reductions in warehouse, general and administrative expenses relating to the refinement of these estimates recorded in the prior three quarters and cost recoveries from manufacturers of approximately $8,000,000 related to the Fall market.

     Interest paid to Members decreased by $595,000 or 3.2% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $8,925,000 due to higher borrowings compared to the same period last year. The higher borrowings were required because of the increased cash requirements and inventory levels resulting from the Merger. The effective borrowing rate was lower due to the renegotiations of the rates since the date of the Merger.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $2,224,000 at December 31, 1997 to $1,650,000 at December 31, 1998. The decrease was primarily due to the cash requirements of the Company's operating activities. Cash used for operating activities was $102,092,000 for the year ended December 31, 1998 compared to cash provided for operating activities of $19,771,000 for the year ended December 31, 1997. The decrease resulted from an increase in accounts and notes receivable of $69,585,000 due to the seasonal payment terms extended to the Company's Members. During fiscal year 1998, inventories increased by $52,572,000 to support anticipated future orders of seasonal merchandise, the commonization of inventory and the implementation of the Distribution Network Strategic plan..

     Cash flows used for investing activities were $44,011,000. Total capital expenditures, including those made under capital leases, were $71,343,000 for the fiscal year 1998 compared to $38,493,000 during the comparable period in 1997. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters, in addition to capital requirements resulting from the Merger. Funding of 1999 capital expenditures is anticipated to come from operations and external sources, if necessary. Proceeds from the sale of properties were $32,645,000. The Charleston, Illinois and Ocala, Florida distribution centers were sold in 1998. The Harvard, Illinois distribution center was also sold in 1998 and is currently being leased back to the company.

     The cash flows used for operating and investing activities were funded by various financing activities. The financing activities provided cash flow of $145,529,000. Short-term borrowings increased by $42,680,000. The Company's long-term borrowings increased by $158,821,000. At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, on September 30, 1998, the Company established a $100,000,000 three hundred sixty four day revolving credit facility. The borrowings under these agreements were $227,000,000 and $210,000,000 at December 31, 1998 and December 31, 1997, respectively. A commitment fee of .025% per annum is paid on the unused portion of the commitments. Also the Company has borrowings from a Commercial Paper program of $25,000,000 at December 31, 1998. The weighted average interest rate on these borrowings was 6.0% and 6.4%, respectively. Included in the financing activities were payments for patronage dividends of $12,142,000 and payments of debt obligations of $41,966,000.

     At December 31, 1998, net working capital increased to $241,533,000 from $175,975,000 at December 31, 1997. The current ratio was 1.26 at December 31, 1998 and 1.20 at December 31, 1997.

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

YEAR 2000

     A portion of the Company's information systems are not "Year 2000 Ready". The definition of the term "Year 2000 Readiness" is that neither performance nor functionality, to the best of our knowledge, is affected by dates prior to, during or after the Year 2000: In particular (1) No value for current date will cause any interruption in operation, (2) Date-based functionality must behave consistently for dates prior to, during and after year 2000, (3) In all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules, (4) Year 2000 must be recognized as a leap year. This means that the Company will need to incur certain costs to modify these systems prior to the Year 2000 in order to ensure that those systems continue to serve the needs of the Company and its Membership. Based upon current FASB guidelines, costs incurred to modify systems to be Year 2000 Ready must be expensed. Accordingly, such costs will reduce patronage dividends in years in which they are incurred.

     The Company relies on both information technology and non-information technology computer systems in its operations. The mission critical information technology systems include the Company's operating, telecommunications and accounting systems. The non-information technology computer systems include such items as security systems, elevators and climate control at all warehouse locations and remote facilities.

     There can be no assurance that all systems needing modification prior to the Year 2000 will be properly and timely completed by the Company or third parties. Failure to do so could have a material adverse effect on the Company's financial condition. The Company cannot predict the actual effects on the Company of all Year 2000 issues because of a number of uncertainties such as:
(1) whether major third parties address this issue properly and timely and (2) whether broad-based economic failures may occur. The Company is currently unaware of any events, trends, or conditions regarding this issue that may have a material effect on the Company's results of operations, liquidity or financial position. If the Year 2000 issue is not resolved by January 1, 2000 the adverse affect on the Company's results of operations or financial condition could be material.

     TruServ has established a corporate-wide Year 2000 program to help assure that TruServ is able to conduct business in a Year 2000 compliant environment. As a part of this effort, we are requiring our suppliers to assess their ability to continue trading with the Company as we approach the new millennium. In addition, the Company is planning to establish an alternative supplier plan in the event our key vendors have difficulty providing product to us. The program is on schedule for a completion date of July 1, 1999. The Year 2000 budget has been established at $16,900,000. Actual costs to date are $12,144,000. The approximate percentage of the Year 2000 costs to the total Information Services budget is 14%. The source of these funds will be provided by the normal operating and financing activities of TruServ Corporation.

     The expense for the Year 2000 program is as follows:

1996...................................................    $ 1.0 million
1997...................................................    $ 3.2 million
1998...................................................    $ 7.9 million
1999...................................................    $ 4.6 million projected
2000...................................................    $ 0.2 million projected
                                                           -----------------------
Total..................................................    $16.9 million
                                                           =======================

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt which totals approximately $200 million at December 31, 1998. A 50 basis point movement in the interest rates would result in an approximate $1 million annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivables. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate in respect to member credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and report of independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior and executive officers of the Company are:

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Donald C. Belt.....................     52      Senior Vice President, Strategic and Business Initiatives
                                                since July, 1997. Prior position was with SCC as Senior
                                                Vice President, Marketing and Strategic Planning since
                                                1985.
Joe W. Blagg.......................     49      Director since April, 1996. Term expires April, 2001.
James D. Burnett...................     63      Director since April, 1998. Term expires April, 2000.
Daniel T. Burns....................     48      Senior Vice President and General Counsel since July, 1997.
                                                Vice President and General Counsel since November, 1990 and
                                                Corporate Secretary since February, 1995.
William M. Claypool, III...........     76      Director since March, 1970. Term expires April, 2000.
Daniel A. Cotter...................     64      Chairman since July, 1997; Chief Executive Officer since
                                                January 1983, President from January 1983 to June 1997, and
                                                Director since September, 1989. Term expires April, 2001.
Bernard D. Day.....................     51      Senior Vice President, Lumber/Building Materials since
                                                July, 1997. Prior position was Senior Vice President of
                                                Lumber/Building Materials for SCC.
Jay B. Feinsod.....................     55      Director since July, 1997. Term expires April, 2001.
                                                Formerly Director of SCC since October, 1986.
William M. Halterman...............     51      Director since June, 1990. Term expires April, 1999.
                                                Nominated by the Board of Directors for reelection to a
                                                three-year term.
William H. Hood....................     59      Director since July, 1997. Term expires April, 2000.
                                                Formerly Director of SCC since July, 1996.
James D. Howenstine................     55      Director since July, 1997. Term expires April, 1999.
                                                Formerly Director of SCC since October, 1995. Nominated by the Board of Directors for reelection to a three-year term.
Donald J. Hoye.....................     50      President and Chief Operating Officer since January, 1999.
                                                Director since January 1999. Term expires April, 2002.
                                                Executive Vice President, Business Development since July,
                                                1997. Prior position was with SCC as Executive Vice
                                                President.
Jerrald T. Kabelin.................     61      Director since April, 1985. Term expires April, 1999.
                                                Nominated by the Board of Directors for reelection to a
                                                three-year term.
Peter G. Kelly.....................     55      Vice Chairman and Director since July, 1997. Term expires
                                                April, 1999. Formerly Director and Chairman of SCC since
                                                January, 1981. Nominated by the Board of Directors for
                                                reelection to a three-year term.

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Kerry J. Kirby.....................     52      Executive Vice President, Finance and Chief Financial
                                                Officer since July, 1997. Prior position was Vice Presi-
                                                dent, Treasurer and Chief Financial Officer.
Robert J. Ladner...................     53      Vice Chairman and Director since April, 1994. Term expires
                                                April, 1999. Nominated by the Board of Directors for
                                                reelection to a three-year term. Formerly chairman of the
                                                Company.
Eugene J. O'Donnell................     52      Executive Vice President, Merchandising since July 1997.
                                                Prior position was with SCC as Executive Vice President.
Robert Ostrov......................     50      Senior Vice President, Human Resources since February,
                                                1997. Prior position was Vice President of Human Re-
                                                sources and Benefits Organization for a retail company.
Brian T. Schnabel..................     46      Executive Vice President, Business Development since
                                                October, 1998. Prior position was President, and Chief
                                                Executive Officer for a manufacturing company.
John P. Semkus.....................     53      Senior Vice President, Operations since July, 1997. Prior
                                                position was Vice President Distribution and Transporta-
                                                tion.
George V. Sheffer..................     46      Director since July, 1994. Term expires April, 2000.
Dennis A. Swanson..................     59      Director since April, 1995. Term expires April, 2001.
Timothy N. Troy....................     52      Executive Vice President, Logistics since October, 1998.
                                                Prior position was Vice President, Full Line Store Logis-
                                                tics for a retail company.
John B. Wake, Jr.  ................     43      Director since July, 1997. Term expires April, 2000.
                                                Formerly Director of SCC since May, 1996.
John M. West, Jr. .................     46      Director since October, 1991. Term expires April, 2001.
Barbara B. Wilkerson...............     50      Director since July, 1997. Term expires April, 2001.
                                                Formerly Director of SCC since October, 1986.

---------------
During the past five years, the principal occupation of each director of the Company, other than Daniel A. Cotter and Donald J. Hoye, was the operation of retail hardware stores or lumber/building materials stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Management Development and Compensation Committee of the Board of Directors (the "Committee") consists of four non-employee directors: James D. Howenstine, Jerrald T. Kabelin, Peter G. Kelly and Robert J. Ladner. In addition, Daniel A. Cotter, Chairman of the Board of Directors, and Chief Executive Officer, served as an ex-officio member of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension and certain other benefit plans. The Committee calls upon outside consultants for assistance, as necessary.

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

     The annual incentive plan is designed to ensure that executive compensation varies in relation to achievement of annual performance goals. Each executive's incentive award is determined by Company results and individual goals.

     The long-term incentive plan assures a continuing focus on the Company's future. Goals are set for performance achievement over three-year intervals. A new performance period starts each year and goals for each three-year cycle currently underway are related to achievement of financial goals.

     Both the Chairman and the CEO are eligible for the annual and long-term incentive compensation programs described above, consistent with the Company's policy of linking variable compensation to Company performance and achievement of specific individual goals. Variable compensation realized from these incentive programs comprises a significant portion of their annual remuneration. In addition, the Chairman and CEO each receive a base salary competitive with similar positions within like industries.

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1998 and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                NAME AND                                                          OTHER          LONG-TERM
           PRINCIPAL POSITION               YEAR    SALARY(1)    BONUS(2)    COMPENSATION(3)    INCENTIVE(4)
           ------------------               ----    ---------    --------    ---------------    ------------
Daniel A. Cotter........................    1998    $655,000     $     --       $ 29,786          $     --
  Chairman of the Board and                 1997     612,500      345,000         13,100           843,750
  Chief Executive Officer                   1996     575,000      310,500          6,656                --
Paul E. Pentz(5)........................    1998     555,000           --        165,595                --
  President and Chief Operating Officer     1997     262,500      240,000        539,700            52,500
                                            1996          --           --             --                --
Donald J. Hoye..........................    1998     408,750           --         58,395                --
  Executive Vice President,                 1997     180,000      144,300         89,000            29,880
  Business Development                      1996          --           --             --                --
Eugene J. O'Donnell.....................    1998     355,302       75,000         58,395                --
  Executive Vice President,                 1997     170,000      149,500        128,700            28,000
  Merchandising                             1996          --           --             --                --
Kerry J. Kirby..........................    1998     310,125           --         17,892                --
  Executive Vice President, Finance and     1997     295,000      215,600         12,700           174,900
  Chief Financial Officer                   1996     262,500       85,100          5,719                --

---------------
(1) Fiscal 1997 salary for Paul E. Pentz, Donald J. Hoye and Eugene J. O'Donnell is for the period from July 1, 1997 to December 31, 1997.

(2) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year. In 1997 special one-time bonuses were granted for the successful completion of the merger.

(3) Other compensation consists of Company contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "Savings Plan") and automobile allowances. Under the Savings Plan, each participant may elect to make a contribution in an amount of up to fifteen percent (15%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $10,000 of the executive officer's salary in fiscal year 1998 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation.

    In 1998 other compensation for Mr. Pentz consists primarily of a transition bonus and vacation benefits of $75,000 and $54,327, respectively. For both Mr. Hoye and Mr. O'Donnell the 1998 other compensation consists primarily of a transition bonus of $40,000 that each of them received.

    In 1997 other compensation for Mr. Pentz consists primarily of life insurance premiums payable under his executive retirement plan and relocation payments of $427,697 and $76,569 respectively. Mr. Hoye's 1997 other compensation consists of $61,491 for relocation payments. Mr. O'Donnell's 1997 other compensation consists of $87,430 for relocation payments.

(4) Long-term incentives for each open three year cycle were computed as of the effective date of the merger and paid on a pro-rata basis during the fiscal year.

    Daniel A. Cotter is employed under a long-term contract which commenced January 1, 1985 for a period of 15 years terminating December 31, 1999. Mr. Cotter has announced that he plans to retire at the end of December 1999.

(5) Paul E. Pentz retired on December 31, 1998.

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

     A new plan starts each year with goals set for the next three year period. Target payouts which could be earned by the individuals listed in the Summary Compensation Table in fiscal year 2000 and paid in fiscal year 2001 are as follows: Daniel A. Cotter at 60%; Donald J. Hoye, Eugene J. O'Donnell and Kerry
J. Kirby at 50%.

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

     The Plan was amended effective January 2, 1998 to include former employees of SERVISTAR/Coast to Coast. These employees get credit under the Plan for all years for which they received credit under the SERVISTAR/Coast to Coast Retirement Income Plan ("the SERVISTAR Plan"). In addition, any of these employees who had attained age 50 and completed 15 years of service as of January 1, 1998 receive an additional 25% of their average compensation. Also, the benefits under this Plan cannot be less than benefits already earned by the participant under the SERVISTAR Plan as of December 31, 1997.

     "Average compensation" means the average of the compensation paid to an eligible employee during the three highest consecutive calendar years within the ten consecutive calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, bonuses, deferral contributions under the Savings Plan, and pre-tax medical premiums.

     The Company amended and restated effective July 24, 1998, a Supplemental Retirement Plan (the "Supplemental Plan") for certain employees as designated by the Company's President and Chief Executive Officer. The Plan was amended on July 1, 1997 to include certain former SCC employees. For each year of service, participants receive a percentage of their "average compensation" in the form of a lump sum. The percentages are 33 percent of average compensation for years of service performed prior to age 55, to

                                      18.1

42 percent of average compensation for years of service performed at or after age 55. Service is limited to 20 years, and the maximum aggregate percentage is 660%. This amount is reduced by any benefits payable under the Plan and eight times the participant's primary Social Security benefit. "Average Compensation" for the Supplemental Plan is defined the same as for the Plan, as discussed above. The benefits under the Supplemental Plan cannot be less than benefits already earned by the participant under the Supplemental Plan as it existed prior to its amendment.

     The Supplemental Plan is not a qualified plan under the Code. Benefits payable under the Supplemental Plan will be financed through internal operations. The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts which may be considered under the Plan in determining retirement benefits. This limit was $160,000 for 1998. Section 415 of the Code outlines the maximum annual benefit which may be payable from the Plan during the year; the dollar limit is $130,000 for 1999 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the Plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                                  YEARS OF SERVICE
                 AVERAGE                      --------------------------------------------------------
               COMPENSATION                      10          15          20          25          30
------------------------------------------    --------    --------    --------    --------    --------
$1,000,000................................    $365,211    $507,994    $571,132    $571,132    $571,132
   900,000.................................    328,043     456,225     512,726     512,726     512,726
   800,000.................................    290,876     404,456     454,320     454,320     454,320
   700,000.................................    253,708     352,687     395,914     395,914     395,914
   600,000.................................    216,541     300,918     337,507     337,507     337,507
   500,000.................................    179,373     249,148     279,101     279,101     279,101
   400,000.................................    142,205     197,379     220,695     220,695     220,695
   300,000.................................    105,038     145,610     162,289     162,289     162,289
   200,000.................................     67,870      93,841     103,882     103,882     103,882
   100,000.................................     30,703      42,072      45,476      45,476      45,476

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 32 years; Paul E. Pentz, 20 years; Donald J. Hoye, 28 years; Eugene J. O'Donnell, 6 years; Kerry J. Kirby, 23 years.

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

     In fiscal year 1998 directors of the Company were each paid $2,000 per month and advisory board members received $1,000 per month. The two Vice Chairmen of the Board are each paid to a maximum of $54,000 per year, when serving in the capacity as Vice Chairmen.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 28, 1999, each of the directors of the Company was the beneficial owner of 60 shares of Class A common stock of the Company comprising
 .3% of such shares issued and outstanding. No executive officer owns any shares of Class A common stock.

     The directors own in the aggregate approximately .5% of Class B nonvoting common stock as of February 28, 1999. No executive officer owns any shares of Class B nonvoting common stock.

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

                                        TRUSERV CORPORATION

                                        By:          /s/ KERRY J. KIRBY

                                          --------------------------------------
                                                     Kerry J. Kirby,
                                               Executive Vice President and
                                                 Chief Financial Officer
DATED: March 30, 1999

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ DANIEL A. COTTER                     Chairman, Chief Executive         March 30, 1999
-----------------------------------------------------      Officer and Director
                  Daniel A. Cotter

                 /s/ DONALD J. HOYE                      President, Chief Operating        March 30, 1999
-----------------------------------------------------      Officer and Director
                   Donald J. Hoye

                 /s/ KERRY J. KIRBY                      Executive Vice President and      March 30, 1999
-----------------------------------------------------      Chief Financial Officer
                   Kerry J. Kirby

                  /s/ JOE W. BLAGG                       Director                          March 30, 1999
-----------------------------------------------------
                    Joe W. Blagg

                /s/ JAMES D. BURNETT                     Director                          March 30, 1999
-----------------------------------------------------
                  James D. Burnett

            /s/ WILLIAM M. CLAYPOOL, III                 Director                          March 30, 1999
-----------------------------------------------------
              William M. Claypool, III

                 /s/ JAY B. FEINSOD                      Director                          March 30, 1999
-----------------------------------------------------
                   Jay B. Feinsod

              /s/ WILLIAM M. HALTERMAN                   Director                          March 30, 1999
-----------------------------------------------------
                William M. Halterman

                 /s/ WILLIAM H. HOOD                     Director                          March 30, 1999
-----------------------------------------------------
                   William H. Hood

               /s/ JAMES D. HOWENSTINE                   Director                          March 30, 1999
-----------------------------------------------------
                 James D. Howenstine

               /s/ JERRALD T. KABELIN                    Director                          March 30, 1999
-----------------------------------------------------
                 Jerrald T. Kabelin

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                 /s/ PETER G. KELLY                      Director                          March 30, 1999
-----------------------------------------------------
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Director                          March 30, 1999
-----------------------------------------------------
                  Robert J. Ladner

                /s/ GEORGE V. SHEFFER                    Director                          March 30, 1999
-----------------------------------------------------
                  George V. Sheffer

                /s/ DENNIS A. SWANSON                    Director                          March 30, 1999
-----------------------------------------------------
                  Dennis A. Swanson

                /s/ JOHN B. WAKE, JR.                    Director                          March 30, 1999
-----------------------------------------------------
                  John B. Wake, Jr.

                /s/ JOHN M. WEST, JR.                    Director                          March 30, 1999
-----------------------------------------------------
                  John M. West, Jr.

              /s/ BARBARA B. WILKERSON                   Director                          March 30, 1999
-----------------------------------------------------
                Barbara B. Wilkerson

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  PAGE(S)
                                                                  -------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheet at December 31, 1998 and December
  31, 1997..................................................    F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 1998...............    F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1998...............    F-5
Consolidated Statement of Capital Stock and Retained
  Earnings for each of the three years in the period ended
  December 31, 1998.........................................    F-6
Notes to Consolidated Financial Statements..................    F-7 to F-19

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
TruServ Corporation

     We have audited the accompanying consolidated balance sheet of TruServ Corporation (formerly Cotter & Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows, and capital stock and retained earnings for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TruServ Corporation at December 31, 1998 and 1997 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Chicago, Illinois
March 25, 1999

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31,         DECEMBER 31,
                                                                    1998                 1997
                                                                ------------         ------------
                                                                         (000'S OMITTED)
ASSETS
Current assets:
  Cash and cash equivalents.................................     $    1,650           $    2,224
  Accounts and notes receivable, net........................        537,811              476,527
  Inventories...............................................        595,118              543,946
  Other current assets......................................         36,047               16,092
                                                                 ----------           ----------
          Total current assets..............................      1,170,626            1,038,789
Properties, less accumulated depreciation...................        255,405              241,236
Goodwill, net...............................................        117,468              107,711
Other assets................................................         57,265               51,177
                                                                 ----------           ----------
          Total assets......................................     $1,600,764           $1,438,913
                                                                 ==========           ==========
LIABILITIES AND CAPITALIZATION
Current liabilities:
  Accounts payable..........................................     $  492,729           $  455,906
  Accrued expenses..........................................         73,092              116,659
  Short-term borrowings.....................................        258,147              215,467
  Current maturities of notes, long-term debt and capital
     lease obligations......................................         90,618               62,640
  Patronage dividend payable in cash........................         14,507               12,142
                                                                 ----------           ----------
          Total current liabilities.........................        929,093              862,814
Long-term debt, including capital lease obligations.........        316,959              169,209
Capitalization:
  Promissory (subordinated) and installment notes...........        124,422              172,579
  Class A common stock, net of subscriptions receivable;
     authorized 750,000 shares; issued and fully paid
     379,680 and 387,240 shares; issued 178,020 shares and
     149,875 shares (net of receivable of $5,890,000 and
     $6,289,000)............................................         49,880               47,423
  Class B nonvoting common stock and paid-in capital;
     authorized 4,000,000 shares; issued and fully paid
     1,748,326 and 1,681,934 shares; issuable as partial
     payment of patronage dividends 195,118 and 177,655
     shares.................................................        195,643              187,259
  Deferred patronage........................................        (14,438)                  --
  Retained earnings.........................................            579                  685
                                                                 ----------           ----------
                                                                    356,086              407,946
  Accumulated other comprehensive income....................         (1,374)              (1,056)
                                                                 ----------           ----------
          Total capitalization..............................        354,712              406,890
                                                                 ----------           ----------
          Total liabilities and capitalization..............     $1,600,764           $1,438,913
                                                                 ==========           ==========

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                      FOR THE YEARS ENDED
                                                           ------------------------------------------
                                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 28,
                                                               1998           1997           1996
                                                           ------------   ------------   ------------
                                                                        (000'S OMITTED)
Revenues.................................................   $4,328,238     $3,331,686     $2,441,707
                                                            ----------     ----------     ----------
Cost and expenses:
  Cost of revenues.......................................    4,030,103      3,090,666      2,245,071
  Warehouse, general and administrative..................      204,520        148,767        115,457
  Interest paid to Members...............................       16,390         17,865         18,460
  Other interest expense.................................       38,710         19,100         10,175
  Gain on sale of properties.............................         (954)          (990)            --
  Other income, net......................................       (1,642)        (1,688)          (228)
  Income tax expense.....................................          597          1,600            362
                                                            ----------     ----------     ----------
                                                             4,287,724      3,275,320      2,389,297
                                                            ----------     ----------     ----------
Net margins before merger integration costs..............       40,514         56,366         52,410
Merger integration costs.................................       20,034         13,650             --
                                                            ----------     ----------     ----------
Net margins..............................................   $   20,480     $   42,716     $   52,410
                                                            ==========     ==========     ==========

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 28,
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Operating activities:
  Net margins...........................................     $  20,480       $  42,716        $ 52,410
  Adjustments to reconcile net margins to cash and cash
     equivalents from operating activities:
     Depreciation and amortization......................        32,452          25,451          20,561
     Provision for losses on accounts and notes
       receivable.......................................         2,808           2,361           3,201
     Changes in operating assets and liabilities -- net
       of acquisition in 1997:
       Accounts and notes receivable....................       (69,585)         47,288         (38,581)
       Inventories......................................       (52,572)        (33,953)        (32,243)
       Accounts payable.................................        36,823         (28,464)        (10,593)
       Other current assets.............................       (19,795)          1,277          (2,337)
       Accrued expenses.................................       (50,498)        (35,463)         (2,563)
     Other adjustments, net.............................        (2,205)         (1,442)            536
                                                             ---------       ---------        --------
       Net cash and cash equivalents provided by (used
          for) operating activities.....................      (102,092)         19,771          (9,609)
                                                             ---------       ---------        --------
Investing activities:
  Additions to properties owned.........................       (70,733)        (38,493)        (23,530)
  Proceeds from sale of properties owned................        32,645           2,628           3,151
  Changes in other assets...............................        (5,923)         (8,494)         (1,388)
                                                             ---------       ---------        --------
       Net cash and cash equivalents used for investing
          activities....................................       (44,011)        (44,359)        (21,767)
                                                             ---------       ---------        --------
Financing activities:
  Payment of patronage dividend.........................       (12,142)        (20,619)        (18,315)
  Payment of notes, long-term debt and lease
     obligations........................................       (41,966)       (179,363)        (40,271)
  Proceeds from long-term borrowings....................       158,821         102,897           1,693
  Increase in short-term borrowings.....................        42,680         142,755          67,937
  Purchase of common stock..............................        (3,618)        (24,585)           (660)
  Proceeds from sale of Class A common stock............         1,754           4,065             181
                                                             ---------       ---------        --------
       Net cash and cash equivalents provided by
          financing activities..........................       145,529          25,150          10,565
                                                             ---------       ---------        --------
Net increase (decrease) in cash and cash equivalents....          (574)            562         (20,811)
Cash and cash equivalents at beginning of year..........         2,224           1,662          22,473
                                                             ---------       ---------        --------
Cash and cash equivalents at end of year................     $   1,650       $   2,224        $  1,662
                                                             =========       =========        ========

                See Notes to Consolidated Financial Statements.

                              TRUSERV CORPORATION

         CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS

                                   COMMON STOCK                                  ACCUMULATED
                                  $100 PAR VALUE                                    OTHER            TOTAL
                                -------------------    DEFERRED     RETAINED    COMPREHENSIVE    COMPREHENSIVE
                                CLASS A    CLASS B     PATRONAGE    EARNINGS       INCOME           INCOME
                                -------    --------    ---------    --------    -------------    -------------
                                                               (000'S OMITTED)
Balances at December 30,
  1995......................    $ 5,294    $113,062    $     --     $  2,661       $  (842)
  Net margins...............                                          52,410                        $52,410
  Foreign currency
     translation
     adjustment.............                                                             2                2
  Patronage dividend........                  8,645                  (53,320)
  Stock subscriptions.......        189
  Stock purchased and
     retired................       (607)     (7,654)
                                -------    --------    --------     --------       -------          -------
Balances at December 28,
  1996......................      4,876     114,053          --        1,751          (840)         $52,412
                                                                                                    =======
  Net margins...............                                          42,716                        $42,716
  Foreign currency
     translation
     adjustment.............                                                          (216)            (216)
  Patronage dividend........                 26,304                  (43,782)
  Stock issued for increase
     in Class A
     requirements...........     23,100     (23,100)
  Stock issued for paid-up
     subscriptions..........      8,386
  Stock issued due to
     acquisition, net of
     stock subscription
     receivable.............     13,608     117,067
  Stock purchased and
     retired................     (2,547)    (47,065)
                                -------    --------    --------     --------       -------          -------
Balances at December 31,
  1997......................     47,423     187,259          --          685        (1,056)         $42,500
                                                                                                    =======
  Net margins...............                                          20,480                        $20,480
  Foreign currency
     translation
     adjustment.............                                                          (318)            (318)
  Patronage dividend........                 19,512     (14,438)     (20,586)
  Stock issued for increase
     in Class A
     requirements...........        781        (781)
  Stock issued for paid-up
     subscriptions..........      6,637
  Stock purchased and
     retired................     (4,961)    (10,347)
                                -------    --------    --------     --------       -------          -------
Balances at December 31,
  1998......................    $49,880    $195,643    $(14,438)    $    579       $(1,374)         $20,162
                                =======    ========    ========     ========       =======          =======

     Class A common stock amounts are net of unpaid amounts of $5,890,000 relating to 178,020 issued shares at December 31, 1998, $6,289,000 relating to 149,875 issued shares at December 31, 1997 and $1,000 at December 28, 1996 and December 30, 1995 for 290 and 240 subscribed shares, respectively.

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

     On July 1, 1997, TruServ Corporation, formerly Cotter & Company ("Cotter"), merged with ServiStar Coast to Coast Corporation ("SCC") (the "Merger"). SCC was a hardware wholesaler with a strong presence in retail lumber and building materials. The transaction was accounted for using the purchase accounting method. The Consolidated Balance Sheet reflects the post-Merger Company. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1998 reflect the results of the post-Merger Company. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1997 reflect the results of the post-Merger Company, which include the results of the former SCC since July 1, 1997. The Consolidated Statements of Operations and Cash Flows for the year ended December 28, 1996 reflect the results of the pre-Merger Company.

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

     The following summarized unaudited pro forma operating data for the years ended December 31, 1997, and December 28, 1996, are presented in the right hand column giving effect to the Merger as if it had been consummated at the beginning of the period. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the combination been in effect on the dates indicated, or which may result in the future. The pro forma results exclude one-time non-recurring charges or credits directly attributable to the transaction.

     The pro forma adjustments consist of (i) amortization of the estimated excess of cost over fair value of the net assets of SCC, (ii) interest expense on promissory notes issued to former SCC Members for excess

                              TRUSERV CORPORATION

Class B common stock in connection with the Merger, (iii) interest expense on short-term borrowings obtained in connection with the Merger and (iv) incremental differences in depreciation expense.

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 28,
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
                                                              AUDITED        PRO FORMA       PRO FORMA
                                                                          (000'S OMITTED)
Revenues................................................     $4,328,238      $4,224,215      $4,211,579
Net margin before merger integration costs..............     $   40,514      $   67,357          70,293

     To refinance the existing debt of SCC and pay related fees and expenses, the Company entered into a revolving loan agreement of up to $300,000,000 in short-term credit facilities with a group of banks and $100,000,000 of long-term debt.

     The total purchase price of approximately $141,400,000 was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates, which were revised in 1998. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $121,706,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years. Amortization of goodwill was approximately $3,000,000 and $1,500,000 for the years ended December 31, 1998 and 1997, respectively.

     In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. During 1998, an adjustment was recorded reducing this liability and goodwill by $2,500,000. The Merger plan specifies the elimination of certain former SCC employment positions, approximately 1,500 in total, substantially within one year. As of December 31, 1998, approximately 88 percent of these employees have been terminated resulting in a $11,800,000 charge against the liability. The Merger plan specifies the closure of four redundant former SCC distribution centers substantially within a one-year period. Distribution center closing costs include net occupancy and other costs after facilities are vacated. As of December 31, 1998, two distribution centers have been closed and $2,100,000 relating to distribution center closing costs has been charged against the liability. As of December 31, 1998, additional costs of $17,800,000 related to moving and relocation and the closure of the former SCC headquarters have been charged against the liability. The remaining liability balance at December 31, 1998 of $4,000,000 is for costs expected to be incurred by the third quarter of 1999 in connection with elimination of the remaining employment positions and closing the remaining two distribution centers. Merger integration costs of $20,034,000 and $13,650,000 for the years ended December 31, 1998 and 1997, respectively, consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information service costs and general and administrative costs.

Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. The consolidated financial statements also include the accounts of Cotter Canada Hardware and Variety Cooperative, Inc., a Canadian Member-owned wholesaler of hardware, variety and related merchandise, in which the Company has a majority equity interest.

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

                              TRUSERV CORPORATION

Patronage Dividend

     Patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. In accordance with the Merger Agreement, patronage dividends earned through June 30, 1997 were declared and paid to former Cotter & Company Members in August 1997. Patronage dividends earned from July 1, 1997 through December 31, 1997 were declared and paid to TruServ Members in the first quarter of 1998. Patronage dividends earned for fiscal year 1998 were declared and will be paid to TruServ Members in the first quarter of 1999 with at least 30 percent of the patronage dividend paid in cash and the remainder paid through the issuance of the Company's Class B nonvoting common stock. The Class B nonvoting common stock for December 31, 1998 and 1997, patronage dividend will be and have been, respectively, designated as non-qualified notices of allocation and are not taxable to the Member until redeemed at a future date. The non-qualified notices in addition to not being taxable will be included as part of a Member's required investment in Class B nonvoting common stock. Any further distributions after meeting the Class B nonvoting common stock requirements agreed upon in the Merger Agreement will be in cash rather than in promissory notes. TruServ follows the practice of accounting for deferred patronage charges and credits as a separate component of capitalization. Deferred patronage consists of net charges and expenses primarily related to the merger integration process which are included in the computation of net margin in different periods for financial statement purposes than for patronage purposes.

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

Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 40 years.

Asset Impairment

     For purposes of determining impairment, management groups long-lived assets based on a geographic region or revenue producing activity as appropriate. Such review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) were not sufficient to recover the carrying value of the long-lived assets, including

                              TRUSERV CORPORATION
associated goodwill, of the region or activity, such assets would be determined to be impaired and would be written down to fair value. There was no asset impairment as of December 31, 1998.

Start-up Costs

     In April 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change as of January 1, 1999 and will result in a reduction of 1999 net margins of approximately $6,500,000.

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

Reclassification

     Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Reporting year

     The Company's reporting year-end was changed to December 31 from the Saturday closest to December 31 starting December 31, 1997.

2. INVENTORIES

Inventories consisted of:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Manufacturing inventories:
  Raw materials.............................................      $  4,331        $  4,878
  Work-in-process and finished goods........................        46,942          29,241
                                                                  --------        --------
                                                                    51,273          34,119
Merchandise inventories.....................................       543,845         509,827
                                                                  --------        --------
                                                                  $595,118        $543,946
                                                                  ========        ========

                              TRUSERV CORPORATION

3. PROPERTIES

Properties consisted of:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Buildings and improvements..................................      $216,765        $240,700
Machinery and warehouse equipment...........................        96,513          92,832
Office and computer equipment...............................       151,515         113,386
Transportation equipment....................................        40,013          28,470
                                                                  --------        --------
                                                                   504,806         475,388
Less accumulated depreciation...............................       263,668         248,168
                                                                  --------        --------
                                                                   241,138         227,220
Land........................................................        14,267          14,016
                                                                  --------        --------
                                                                  $255,405        $241,236
                                                                  ========        ========

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

Long-term debt consisted of:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Senior Notes:
  8.60%.....................................................      $ 40,000        $ 44,000
  7.38%.....................................................        50,000          50,000
  6.91%.....................................................        25,000          25,000
  6.85%.....................................................       105,000              --
  6.79%.....................................................        50,000              --
  6.73%.....................................................        25,000          25,000
Variable term loan (6.21% and 6.84%, respectively)..........         6,200           6,200
Redeemable (subordinated) term notes:
  Fixed Interest rates ranging from 5.15% to 7.47%..........        28,655          29,511
Industrial Revenue Bonds (4.50%)............................         4,000           4,000
Other, including capital lease obligations..................         9,456           3,936
                                                                  --------        --------
                                                                   343,311         187,647
Less amounts due within one year............................        26,352          18,438
                                                                  --------        --------
                                                                  $316,959        $169,209
                                                                  ========        ========

     The principal payments for the 8.60 percent senior note are due quarterly in incrementally increasing amounts through maturity in 2007, payments on the
7.38 percent senior note are due annually in the amount of $4,545,000 starting in 2002 through maturity in 2012, the 6.91 percent senior note payments are due annually in the amount of $3,571,000 starting November 2001 until maturity in 2007, the 6.85 percent senior note payment are due annually in the increasing amounts starting January 2002 through maturity in July 2008, the 6.79 percent senior note payments are due annually in the amount of $10,000,000 starting June 2006 until June 2010, and the 6.73% senior note is due in full in November 2002. Payment on the variable term loan is due in 1999.

                              TRUSERV CORPORATION

     The redeemable (subordinated) term notes have two to four year terms and are issued in exchange for promissory (subordinated) notes that were held by promissory note holders, who do not own the Company's Class A common stock. They are also available for purchase by investors that are affiliated with the Company.

     On October 1, 1997, and every three-year period thereafter, the interest rate on the industrial revenue bonds will be adjusted based on a bond index. These bonds may be redeemed at face value at the option of either the Company or the bondholders at each interest reset date through maturity in 2003.

     Total maturities of long-term debt for fiscal years 1999, 2000, 2001, 2002, 2003 and thereafter are $26,352,000, $18,777,000, $11,342,000, $49,750,000,
$32,385,000 and $204,705,000, respectively.

     At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, on September 30, 1998, the Company established a $100,000,000 three-hundred-sixty-four day revolving credit facility. The borrowings under these agreements were $227,000,000 and $210,000,000 at December 31,1998 and December 31, 1997,
respectively. A commitment fee of .025 percent per annum is paid on the unused portion of the commitments. Also, the Company has borrowings from a Commercial Paper program of $25,000,000 at December 31, 1998. The weighted average interest rate on these borrowings was 6.0 percent and 6.4 percent, respectively.

     The Company is required to meet certain financial ratios and covenants pertaining to certain debt arrangements. The Company's lenders have waived compliance with one covenant as of December 31, 1998 in lieu of amendments to the debt agreements which were finalized by the Company during the first quarter of 1999.

     See note 7 regarding the fair value of financial instruments.

5. LEASE COMMITMENTS

     The Company rents buildings and warehouses, office, computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term non-cancelable operating leases, together with the present value of the net minimum lease payments as of December 31, 1998:

                                                                  CAPITAL      OPERATING
                                                                  -------      ---------
                                                                     (000'S OMITTED)
     1999...................................................      $ 4,004      $ 19,536
     2000...................................................        3,317        18,047
     2001...................................................        1,082        15,308
     2002...................................................          766        13,383
     2003...................................................          558        12,363
     Thereafter.............................................          844        80,215
                                                                  -------      --------
Net minimum lease payments..................................      $10,571      $158,852
                                                                               ========
Less amount representing interest...........................        1,865
                                                                  -------
Present value of net minimum lease payments.................        8,706
Less amount due within one year.............................        3,433
                                                                  -------
                                                                  $ 5,273
                                                                  =======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value which is related to lessor's book value at expiration of the lease term. During 1998, the Company entered into an agreement for the sale and leaseback of its Harvard facility. The $2,139,000 gain realized on the sale has been deferred and

                              TRUSERV CORPORATION
will be amortized over the 15-year lease term. The lease commenced in November 1998, and has annual payments of approximately $2,700,000.

     Rent expense under operating leases was $28,291,000, $19,890,000 and $14,971,000 for the years ended December 31, 1998, December 31, 1997 and December 28, 1996, respectively.

6. CAPITALIZATION

     Promissory (subordinated) and installment notes consisted of:

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Promissory (subordinated) notes -
  Due on December 31, 1998--7.47%...........................      $     --        $ 14,252
  Due on December 31, 1998--8.00%...........................            --          25,128
  Due on December 31, 1999--7.86%...........................        13,871          14,104
  Due on December 31, 1999--8.00%...........................        23,361          23,809
  Due on December 31, 1999--8.20%...........................        21,804          22,528
  Due on December 31, 2000--6.50%...........................        22,157          22,493
  Due on December 31, 2000--7.42%...........................        14,366          14,951
  Due on December 31, 2000--7.58%...........................        27,711          28,357
  Due on December 31, 2001--5.74%...........................        15,785              --
  Due on December 31, 2001--8.06%...........................        22,821          23,567
Term (subordinated) notes
  Due on June 30, 2002--8.06%...............................        13,001          13,334
Installment notes at interest rates of
  4.75% to 8.20% with maturities through 2002...............        13,811          14,258
                                                                  --------        --------
                                                                   188,688         216,781
Less amounts due within one year............................        64,266          44,202
                                                                  --------        --------
                                                                  $124,422        $172,579
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

     Total maturities of promissory and installment notes for fiscal years 1999, 2000, 2001 and 2002 are $64,266,000, $68,304,000, $41,570,000, and $14,548,000
respectively.

     Term notes were issued in connection with the redemption of excess B stock. Term notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors.

     See note 7 regarding the fair value of financial instruments.

                              TRUSERV CORPORATION

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

8. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                                       FOR THE YEARS ENDED
                                                        --------------------------------------------------
                                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 28,
                                                            1998               1997               1996
                                                        ------------       ------------       ------------
                                                                         (000'S OMITTED)
Current:
  State.............................................       $  710             $  491              $237
  Foreign...........................................          290                343               275
                                                           ------             ------              ----
  Total current.....................................        1,000                834               512
                                                           ------             ------              ----
Deferred:
  Federal...........................................           --                703              (147)
  State.............................................           --                124               (26)
  Foreign...........................................         (403)               (61)               23
                                                           ------             ------              ----
  Total deferred....................................         (403)               766              (150)
                                                           ------             ------              ----
                                                           $  597             $1,600              $362
                                                           ======             ======              ====

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividend based on margins from business done with or for Members and for the redemption of nonqualified notices of allocation. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35 percent in fiscal year 1998, 1997 and 1996 is as follows:

                                                                       FOR THE YEARS ENDED
                                                        --------------------------------------------------
                                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 28,
                                                            1998               1997               1996
                                                        ------------       ------------       ------------
                                                                         (000'S OMITTED)
Tax at U.S. statutory rate..........................      $  7,377           $ 15,511           $ 18,470
Effects of:
  Patronage dividend................................       (12,258)           (15,324)           (18,662)
  State income taxes, net of federal tax benefit....           462                400                137
  Increase in valuation allowance...................         3,714                 --                 --
  Other, net........................................         1,302              1,013                417
                                                          --------           --------           --------
                                                          $    597           $  1,600           $    362
                                                          ========           ========           ========

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards which expire in years through 2018; alternative minimum tax credit carryforwards and nonqualified notices of allocations, which do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. To the extent tax benefits are subsequently recognized in excess of the net deferred tax assets, approximately $28,800,000 of the reduction in the valuation

                              TRUSERV CORPORATION
allowance for deferred tax assets will result in a reduction of goodwill. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 28,
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Deferred tax assets:
  Net operating loss carryforwards......................      $ 15,868        $  9,937         $  466
  AMT credit carryforward...............................           911             911            911
  Nonqualified notices of allocation....................        16,697           6,890             --
  Bad debt provision....................................         2,049           3,305          1,298
  Vacation pay..........................................         3,122           3,225          2,119
  Contributions to fund retirement plans................         3,871             627            886
  Rent expense..........................................         2,072           1,819             --
  Merger-related valuations and accruals................         5,865          21,656             --
  Other.................................................         3,752           1,280            851
                                                              --------        --------         ------
Total deferred tax assets...............................        54,207          49,650          6,531
Valuation allowance for deferred tax assets.............       (33,067)        (25,000)            --
                                                              --------        --------         ------
Net deferred tax assets.................................        21,140          24,650          6,531
Deferred tax liabilities:
  Tax depreciation in excess of book....................         1,450           5,102          2,100
  Inventory capitalization..............................         1,725           1,725            835
  Other.................................................         1,475           1,333          1,557
                                                              --------        --------         ------
Total deferred tax liabilities..........................         4,650           8,160          4,492
                                                              --------        --------         ------
Net deferred taxes......................................      $ 16,490        $ 16,490         $2,039
                                                              ========        ========         ======

9. CASH FLOW

     On July 1, 1997, the Company merged with SCC. The transaction was accounted for using the purchase accounting method. The Merger was accomplished by converting SCC shares into TruServ shares. See note 1 for additional comments.

     The patronage dividend and promissory (subordinated) and redeemable (subordinated) term note renewals relating to non-cash operating and financing activities are as follows:

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 28,
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Patronage dividend payable in cash......................      $14,507         $ 12,142        $16,142
Promissory (subordinated) notes.........................       (3,252)           7,511         15,354
Class B nonvoting common stock..........................        9,950          (21,592)         1,248
Installment notes.......................................        5,532           11,742          4,605
Member indebtedness.....................................        8,287           29,502         15,971
                                                              -------         --------        -------
                                                              $35,024         $ 39,305        $53,320
                                                              =======         ========        =======
Note renewals and interest rollover.....................      $24,058         $ 22,240        $28,165
                                                              =======         ========        =======

                              TRUSERV CORPORATION

     The Company's non-cash financing and investing activities in fiscal years 1998 and 1996 include, respectively, a $610,000 and $178,000 acquisition of transportation equipment by entering into capital leases.

     Cash paid for interest during fiscal years 1998, 1997 and 1996 totaled $52,722,000, $34,693,000, and $28,694,000, respectively. Cash paid for income taxes during fiscal years 1998, 1997 and 1996 totaled $903,000, $1,148,000 and $694,000, respectively.

10. RETIREMENT PLANS

     The change in the benefit obligation and plan assets for the Company administered pension plans consisted of:

                                                                    FOR THE YEARS ENDED
                                                                ----------------------------
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                      (000'S OMITTED)
Change in benefit obligation:
  Projected benefit obligation at beginning of year.........      $189,838        $104,977
  Service cost..............................................         7,418           6,511
  Interest cost.............................................        13,259          10,386
  Benefit payments..........................................        (5,713)        (11,818)
  Actuarial losses..........................................        25,503           9,050
  Settlements...............................................       (29,354)             --
  Business combinations.....................................            --          70,732
                                                                  --------        --------
  Projected benefit obligation at end of year...............       200,951         189,838
                                                                  --------        --------
Change in plan assets:
  Fair value of plan assets at beginning of year............       198,170         107,954
  Actual return on assets...................................        31,454          27,243
  Employer contributions....................................         2,396           4,347
  Benefit payments..........................................        (5,713)        (11,818)
  Settlements...............................................       (29,354)             --
  Business combinations.....................................            --          70,444
                                                                  --------        --------
  Fair value at end of year.................................       196,953         198,170
                                                                  --------        --------
Reconciliation of Funded Status:
  Funded status.............................................        (3,998)          8,332
  Unrecognized transition asset.............................        (3,883)         (5,335)
  Unrecognized prior service cost...........................         7,840           8,824
  Unrecognized actuarial gain...............................        (6,236)        (17,495)
                                                                  --------        --------
  Accrued benefit cost......................................      $ (6,277)       $ (5,674)
                                                                  ========        ========

                              TRUSERV CORPORATION

     The components of net pension cost for the Company administered pension plans consisted of:

                                                                        FOR THE YEARS ENDED
                                                            --------------------------------------------
                                                            DECEMBER 31,    DECEMBER 31,    DECEMBER 28,
                                                                1998            1997            1996
                                                            ------------    ------------    ------------
                                                                          (000'S OMITTED)
Components of net periodic pension cost:
  Service cost..........................................      $  7,418        $  6,511        $ 4,851
  Interest cost.........................................        13,259          10,386          7,623
  Expected return on assets.............................       (16,083)        (12,677)        (8,821)
  Amortization of transition asset......................          (835)           (835)          (914)
  Amortization of prior service cost....................           984             795            593
  Amortization of actuarial loss........................            --              79            161
  Settlement gain.......................................        (1,745)             --           (799)
                                                              --------        --------        -------
  Net pension cost......................................      $  2,998        $  4,259        $ 2,694
                                                              ========        ========        =======

     One of the Company's pension plans is the supplemental executive retirement plan ("SERP"), which is an unfunded defined benefit plan. The funded status in the table above is net of an accrued pension expense liability of $13,266,000 and $11,587,000 related to the SERP at December 31, 1998 and 1997, respectively.

     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $861,000, $654,000 and $641,000 for fiscal years 1998, 1997 and 1996, respectively.

                                                                PENSION BENEFITS
                                                              FOR THE YEARS ENDED
                                                          ----------------------------
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998            1997
                                                          ------------    ------------
Weighted average assumptions
  Discount rate.......................................        6.75%           7.25%
  Expected return on assets...........................        9.50%           9.50%
  Rate of compensation increase.......................        4.50%           4.50%

                                                                 OTHER BENEFITS
                                                              FOR THE YEARS ENDED
                                                          ----------------------------
                                                          DECEMBER 31,    DECEMBER 31,
                                                              1998            1997
                                                          ------------    ------------
Weighted average assumptions
  Discount rate.......................................        6.75%           7.25%
  Medical trend rate..................................        5.00%           5.00%

     The Company sponsors a defined benefit retirement medical plan for those SCC employees and former employees that met certain age and service criteria as of the Merger dated July 1, 1997. The plan was frozen effective with the Merger. The components of the retiree medical plan costs for the Company administered plan consist of interest cost of $351,000 and a curtailment gain totaling $1,582,000 for a $1,231,000 benefit in 1998 compared to an interest cost of $236,000 in 1997. Accumulated post retirement benefit obligation ("APBO") of $6,618,000 was created with the merger on July 1, 1997, interest cost in 1997 was $236,000 offset by claims paid of $201,000 and actuarial gains of $7,000 for an APBO at December 31, 1997 of $6,646,000. Reductions to the APBO in 1998 were a curtailment gain of $1,582,000 and claims paid of $500,000 offset by interest cost of $351,000 and an actuarial loss of $274,000 for an APBO of $5,189,000 at December 31, 1998. The funded status at December 31,1997 was a liability of $6,653,000 which includes the APBO of $6,646,000 plus an unrecognized actuarial gain of $7,000. The funded status at December 31, 1998

                              TRUSERV CORPORATION
was a liability of $4,922,000 which includes the APBO of $5,189,000 offset by an unrecognized actuarial loss of $267,000. The plan has no assets. During 1998 and 1997, the Company contributed to the plan $500,000 and $201,000, respectively, and there were benefit payments of $500,000 and $201,000, respectively. The effect of a 1 percent increase in the medical trend rate would increase service and interest cost components by $17,000 and postretirement benefit obligation by $232,000. The effect of a 1 percent decrease in the medical trend rate would decrease service and interest cost components by $14,000 and postretirement benefit obligation by $187,000.

11. SEGMENT INFORMATION AND OTHER NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 131 "Disclosure about Segments of an Enterprise and Related Information", SFAS No. 132 "Employers' Disclosures about Pension and Other Postretirement Benefits" and SFAS No. 130 "Reporting Comprehensive Income."

     SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets, and major customers. This statement also requires companies that have been single reportable segment to disclose information about products and services, information about geographic areas, and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however only one reportable segment. The following discussion sets forth the required single segment information:

     The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States, operations outside the United States were immaterial, with 1998 net sales of $4.3 billion. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment (approximately 40% of total sales); (2) direct shipment sales (approximately 54% of total sales); and (3) relay sales (approximately 6% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

                              TRUSERV CORPORATION

     The Company's product offerings, comprised of more than 72,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their corresponding percentage of total revenues in the following table:

                                                                   FOR THE FISCAL YEARS
                                                                --------------------------
                                                                1998       1997       1996
                                                                ----       ----       ----
Lumber and Building Materials...............................    30.2%      24.5%      12.8%
Hardware Goods..............................................    17.8%      19.5%      22.4%
Farm and Garden.............................................    14.5%      13.1%      13.8%
Electrical and Plumbing.....................................    13.4%      15.6%      18.2%
Painting and Cleaning.......................................    10.8%      12.0%      14.0%
Appliances and Housewares...................................     8.4%       9.4%      11.2%
Sporting Goods and Toys.....................................     4.9%       5.7%       7.8%

     SFAS No. 132 revises and improves disclosure requirements of SFAS No. 87 "Employers' Accounting for Pensions," No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 does not change the recognition or measurement of pension and other postretirement benefit plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates unnecessary disclosures and requires certain additional information. In accordance with SFAS No. 132, the Company adjusted the reporting and display of its pension plans and postretirement benefits.

     SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this statement had no impact on the Company's net margin or capitalization. Comprehensive income (loss) consists of net margin and foreign currency translation adjustments and is presented in the Consolidated Statement of Capital Stock and Retained Earnings. Prior year consolidated financial statements have been reclassified to conform with SFAS No. 130 requirements.

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

* Filed herewith

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-L      Credit Agreement dated September 10, 1998 for $105,000,000
                Note Purchase Agreement between TruServ Corporation and
                various Purchasers. Incorporated by reference--Exhibit 4-L to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-183997)
       4-M      Participation Agreement dated April 30, 1998 for $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by reference--Exhibit 4-M to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-18397)
       4-N      Credit Agreement dated September 30, 1998 for $100,000,000
                Revolving Credit between TruServ Corporation, various
                financial institutions and Bank of America. Incorporated by reference--Exhibit 4-N to Post-Effective Amendment No. 6 to
                Registration Statement on Form S-4 (No. 333-18397)
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between the Company and its Members that offer primarily
                hardware and related items. Incorporated by reference--
                Exhibit 10-A to Registration Statement on Form S-4 (No.
                333-18397).
      10-B      Current Form of "Subscription to Shares of TruServ".
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-C      Cotter & Company Defined Lump Sum Pension Plan (As Amended
                and Restated Effective As Of January 1, 1996). Incorporated
                by reference--Exhibit 10-C to Post-Effective Amendment No. 5 to Registration Statement on Form S-2 (No. 33-39477).
      10-D      Cotter & Company Employees' Savings and Compensation
                Deferral Plan (As Amended and Restated Effective April 1,
                1994). Incorporated by reference--Exhibit 10-D to
                Post-Effective Amendment No. 4 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-E      Cotter & Company Supplemental Retirement Plan between Cotter
                & Company and selected executives of the Company (As Amended and Restated January 2, 1996 Effective As Of January 1,
                1996). Incorporated by reference--Exhibit 10-E to
                Post-Effective Amendment No. 5 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-F      Annual Incentive Compensation Program and Long-Term
                Incentive Compensation Program between Cotter & Company and selected executives of the Company. Incorporated by
                reference--filed as Exhibits A and B to Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-G      Cotter & Company Long-Term Incentive Compensation Program
                for Executive Management (Amended) dated November 7, 1994.
                Incorporated by reference--Exhibit 10-I to Post-Effective
                Amendment No. 4 to Registration Statement on Form S-2 (No.
                33-39477).
      10-H      Employment Agreement between the Company and Daniel A.
                Cotter dated October 15, 1984. Incorporated by
                reference--Exhibit 10-N to Post-Effective Amendment No. 2 to
                Registration Statement on Form S-2 (No. 2-82836).
      10-I      Amendment No. 1 to Employment Agreement between the Company and Daniel A. Cotter dated October 15, 1984 effective
                January 1, 1991. Incorporated by reference--Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-J      Contract between Daniel T. Burns and the Company.
                Incorporated by reference--Exhibit 10-J to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
      10-K      Contract between Kerry J. Kirby and the Company.
                Incorporated by reference--Exhibit 10-K to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
      10-L      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the Company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).

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

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 1998 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.