Form 10-Q
period 1999-04-03
TRUSERV CORP
filed 1999-05-18
CIK 25095

<PAGE 1>
                                      UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
	                                WASHINGTON, D.C. 20549

                                     	FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended April 3, 1999  or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

	For the transition period from	            to
                                -----------    -----------

	Commission file number                2-20910
                        -----------------------------------

                                 TRUSERV CORPORATION
  ------------------------------------------------------------------------
	             (Exact name of registrant as specified in its charter)

        DELAWARE           	                               36-2099896
  ------------------------------                        -----------------
	(State or other jurisdiction of                   (I.R.S. Employer
	incorporation or organization)                 Identification No.)

	8600 West Bryn Mawr Avenue
      Chicago, Illinois                                  	 60631-3505
 ----------------------------                            ---------------
	(Address of principal executive offices)	                 (Zip Code)

                                (773) 695-5000
             --------------------------------------------------
            (Registrant's telephone number, including area code)

                                 Not applicable
             --------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No


The number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1999.

	Class A Common Stock, $100 Par Value.	                 543,300 Shares.
	Class B Common Stock, $100 Par Value.               	1,879,158 Shares.



<PAGE 2>
                       	PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS
         --------------------


                               	TRUSERV CORPORATION
                                -------------------
                      	CONDENSED CONSOLIDATED BALANCE SHEET
                       ------------------------------------
                                 	(In thousands)



                                                  April 3,     December 31,
                                                    1999          1998
                                                 ----------     -----------
                                                	(UNAUDITED)

ASSETS
------
Current assets:
      Cash and cash equivalents                  $   1,609         $ 1,650
      Accounts and notes receivable, net           649,674         537,811
      Inventories                                  625,244         595,118
      Other current assets                          29,470 	        36,047
                                                ----------      ----------
Total current assets                             1,305,997       1,170,626

Properties less
   accumulated depreciation                        266,069         255,405

Goodwill, net                                      116,961         117,468

Other assets                                        59,587          57,265
                                                ----------      ----------
TOTAL ASSETS                                    $1,748,614      $1,600,764
                                                ==========      ==========


             	See Notes to Condensed Consolidated Financial Statements.

<PAGE 3>
                               TRUSERV CORPORATION
                                -------------------
                      	CONDENSED CONSOLIDATED BALANCE SHEET
                       ------------------------------------
                        (In thousands except share data)

                                                  	April 3,   	December 31,
	                                                   1999          1998
                                                 ----------    ------------
                                                	(UNAUDITED)


LIABILITIES AND CAPITALIZATION
------------------------------
Current liabilities:
Accounts payable                            $   605,094     $   492,729
Accrued expenses                                106,994          73,092
Short-term borrowings                           308,784         258,147
Current maturities of notes,
   long-term debt and capital lease
   obligations                                   86,843          90,618
 Patronage dividends payable in cash              1,903          14,507
                                            -----------     -----------
Total current liabilities                     1,109,618         929,093
                                            -----------     -----------
Long-term debt and obligations under
	capital leases                            314,785         316,959

Capitalization:
  Promissory (subordinated) and
       installment notes                        123,698         124,422
  Class A common stock, net of subscriptions
   receivable; authorized 750,000 shares;
   issued and subscribed 545,040 and 557,700
   shares (net of  stock subscriptions
   receivable of $4,778,000 and $5,890,000)      49,726          49,880
 Class B nonvoting common stock and paid-in
   capital; authorized 4,000,000 shares;
   issued and fully paid, 1,890,320 and
   1,748,326 shares; issuable as partial
   payment of patronage dividends 195,118
   shares as of December 31, 1998                190,331        195,643
 Deferred patronage                              (14,438)       (14,438)
 Retained earnings (deficit)                     (23,801)           579
 Accumulated other comprehensive income           (1,305)        (1,374)
                                              ----------     ----------
        Total capitalization                     324,211        354,712
                                              ----------     ----------

	TOTAL LIABILITIES AND CAPITALIZATION         $1,748,614     $1,600,764
                                              ==========     ==========

                 	See Notes to Condensed Consolidated Financial Statements.

<PAGE 4>
                                 	TRUSERV CORPORATION
                                  -------------------
                      	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       ----------------------------------------------
                                 	(In thousands)

                                  	(UNAUDITED)



                                              FOR THE THIRTEEN WEEKS ENDED
                                              -----------------------------
   	                                        April 3,               April 4,
     	                                        1999                   1998
                                            ----------           ----------

Revenues                                    $1,070,892          $1,030,205

Cost and expenses:

Cost of revenues                             1,016,660            949,726
Warehouse, general and
  administrative                                51,870             64,109
Interest paid to Members                         3,471              3,890
Other interest expense                          10,740              8,421
Other income, net                                 (564)               160
Income tax expense                                  87               (119)
                                           -----------         ----------
                                             1,082,264          1,026,187
                                           -----------         ----------
Net margin (loss) before merger
  integration costs and	cumulative
  effect of a change in accounting
  principle                                    (11,372)             4,018

Merger integration costs                         6,524              1,847
                                           -----------         ----------
Net margin (loss) before cumulative
   effect of a change in accounting
   principle                                  (17,896)              2,171

Cumulative effect on prior years of
  a change in accounting principle              6,484               ---
                                           -----------         ----------

Net margin (loss)                         $   (24,380)         $    2,171
                                           ===========         ==========


             	See Notes to Condensed Consolidated Financial Statements

<PAGE 5>
                                    TRUSERV CORPORATION
                                    -------------------
                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
		                     ----------------------------------------------
                                        (In thousands)

                                         (UNAUDITED)

                                             FOR THE THIRTEEN WEEKS ENDED
                                           ------------------------------
                                               April 3,        April 4,
                                                1999             1998
                                           ---------        --------
Operating activities:
      Net margin (loss)                     $  (24,380)      $   2,171
      Adjustments to reconcile net margin
       (loss) to cash and cash equivalents
        used for operating activities:
      Statement of operations components not
        affecting cash and cash equivalents       9,913           7,960
      Net change in working capital
        components                                6,933        (123,183)
                                             ----------       ---------
      Net cash and cash equivalents used
          for operating activities              ( 7,534)       (113,052)
                                             ----------       ---------

Investing activities:
      Additions to properties owned             (20,452)        (15,497)
      Changes in other assets                    (2,322)          1,112
                                              ----------      ---------
      Net cash and cash equivalents used
        for investing activities                (22,774)        (14,385)
                                             ----------       ---------

Financing activities:
      Proceeds from short-term borrowings        50,637         135,978
      Proceeds from long-term borrowings            336           1,504
      Payment of annual patronage dividend      (12,604)         (6,700)
      Payment of notes,  long-term debt,
        lease obligations and common stock       (8,102)         (4,204)
                                             ----------       ---------
      Net cash and cash equivalents provided
        by financing activities                  30,267         126,578
                                             ----------       ---------

Net decrease in cash and cash equivalents          (41)           (859)

Cash and cash equivalents at beginning
   of the period                                 1,650            2,224
                                            ----------        ---------

Cash and cash equivalents at end of
  the period                                $    1,609        $   1,365
                                            ==========        =========




           See Notes to Condensed Consolidated Financial Statements.

<PAGE 6>
                                TRUSERV CORPORATION
                                -------------------
                	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 ----------------------------------------------------
                                  	(UNAUDITED)


NOTE 1 - BUSINESS COMBINATION
         --------------------
On July 1, 1997, pursuant to an Agreement and Plan of Merger dated December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation and Servistar Coast of Coast ("SCC"), SCC merged with and into Cotter, with Cotter being the surviving corporation (the "Merger"). Cotter was renamed TruServ Corporation ("TruServ" or the "Company"), effective with the Merger. Each outstanding share of SCC Common Stock and SCC Series A Stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) were converted into the right to receive one fully paid and nonassessable share of TruServ Class A common stock and each two outstanding shares of SCC Preferred Stock were converted into the right to receive one fully paid and non-assessable share of TruServ
Class B Common Stock.  A total of 270,500 and 1,170,670 shares of TruServ
Class A Common Stock and Class B Common Stock, respectively, were issued in connection with the Merger. Also 231,000 additional shares of TruServ Class A Common Stock were issued in exchange for Class B common stock to pre-Merger Stockholders of Cotter to satisfy the Class A Common Stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such Members as a result of the Merger.

To refinance the existing debt of SCC and pay related fees and expenses, the Company entered into a revolving loan agreement of up to $300,000,000 in short-term credit facilities with a group of banks and an additional 100,000,000 of long-term debt.

The total purchase price of approximately $141,400,000 was allocated to assets and liabilities of the Company based on the estimated fair value as of the date of acquisition. The allocation was based on preliminary estimates which were revised in 1998. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of $121,706,000 has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. During 1998, an adjustment was recorded reducing this liability and goodwill by $2,500,000. The Merger plan specifies that certain former SCC employment positions, approximately 1,500 in total, will be eliminated substantially within one year. As of April 3, 1999, approximately 88% of these employees have been terminated with the related cost of benefits of approximately $11,800,000 charged against the liability. The Merger plan specifies the closure of four redundant former SCC distribution centers substantially within a one-year period. Distribution centers closing costs include net occupancy and costs after facilities are vacated. As of April 3, 1999, two distribution centers have been closed and $2,100,000 relating to distribution center closing costs has been charged against the liability. As of April 3, 1999, additional costs of $17,800,000 related to moving and relocation and the closure of the former SCC headquarters have been charged against the liability. The remaining liability balance at April 3, 1999 of $4,000,000 is for costs expected to be incurred by the third quarter of 1999 in connection with elimination of the remaining employment positions and closing the remaining two distribution centers. Merger integration costs of $6,524,000 and $1,847,000 for the periods ended
April 3, 1999 and April 4, 1998, respectively, consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information service costs and general and administrative costs.

NOTE 2 - GENERAL
         -------
The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended April 3, 1999 and the condensed consolidated statement of operations and statement of cash flows for the period ended April 4, 1998 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position,

<PAGE 7>

results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS
         -----------------------------
Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1998 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. There is no estimated patronage dividend for the period ended April 3, 1999 compared to an estimated patronage dividend of $2,186,000 for the corresponding period in 1998.

NOTE 4 - INVENTORIES
         -----------

	Inventories consisted of:
                                             April 3,      December 31,
                                              1999            1998
                                            ----------    ------------
                                                  (UNAUDITED)
	                                              	(000's Omitted)
Manufacturing inventories:
    Raw materials                          $   4,213          $  4,331
    Work-in-process and finished goods        51,258            46,942
                                           ---------          --------
                                              55,471            51,273
Merchandise inventories	                     569,773           543,845
                                           ---------          --------
                                           $ 625,244          $595,118
                                           =========          ========

NOTE 5 - COMPREHENSIVE INCOME
         --------------------
As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards (Statement) No. 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net margin or capitalization. Statement 130 requires unrealized gains or losses on the Company's foreign currency translation adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. The impact of the foreign currency translation adjustment had no material effect on the Comprehensive Income of the Company.

NOTE 6 - SEGMENT INFORMATION
         -------------------
In 1998, the Company adopted the Statement 131, Disclosure about Segments of an Enterprise and Related Information. Statement 131 requires the Company to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, the countries in which the Company earns revenues and holds assets and major customers. This statement also requires companies that have a single reportable segment to disclose information about products and services, information about geographic areas and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however only one reportable segment. The following discussion sets forth the required single segment information:

<PAGE 8>

The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States. Operations outside the United States were immaterial for the period ended April 3, 1999. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 40% of total sales); (2) direct shipment sales (approximately 54% of total sales); and (3) relay sales (approximately 6% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

The Company's product offering, comprised of more than 72,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their correspondent percentage of total revenue in the following table.


                                 	          For the Thirteen Weeks Ended
                                             ------------------------------
                                             April 3, 1999    April 4, 1998
                                             -------------    -------------
  Lumber and Buildings Materials                   31.1%             30.6%
  Farm and Garden                                  20.3%             18.1%
  Hardware Goods                                   15.5%             15.6%
  Electrical and Plumbing                          12.7%             13.8%
  Painting and Cleaning                             9.2%             10.4%
  Appliance and Housewares                          7.8%         	    7.8%
  Sporting Goods and Toys                           3.4%              3.7%

NOTE 7 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
         -----------------------------------------------------
In April 1998, the American Institute of Certified Public Accountants issued
Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred.
Prior to 1999, the Company capitalized its costs incurred in connection with opening new distribution centers.  The Company adopted the provisions of the
SOP in its financial statements for the period ended April 3, 1999.  The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $6,484,000, to expense costs that had been previously capitalized prior to 1999.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

THIRTEEN WEEKS ENDED APRIL 3,1999 COMPARED TO THIRTEEN WEEKS ENDED
------------------------------------------------------------------
APRIL 4, 1998
-------------
RESULTS OF OPERATIONS:
----------------------
Revenues for the three months ended April 3, 1999 totaled $1,070,892,000.
This represented an increase of $40,687,000 or 3.9% compared to the comparable period last year.  The increase was due primarily to increases in direct shipment sales, which increased 9.9%.  Lumber/building materials sales increased 7.1%.

Gross margins decreased by $26,247,000 or 32.6%, and as a percentage of revenues, decreased to 5.1% from 7.8% for the comparable period last year.
The decrease in gross margin percentage resulted from an increase in direct

<PAGE 9>

shipment sales, which have lower gross margin percentages. In addition to a shift in the sales mix, the gross margin was negatively impacted by approximately $8,300,000 additional freight-in and vendor related program expenses compared with the same period in 1998.

Warehouse, general and administrative expenses as a percentage of revenues decreased to 4.8% from 6.2% compared with the prior year. The Company incurred additional warehousing expenses in association with commonizing inventory assortments and increased inventory levels but continued to reduce other expense in its continuing efforts to reduce operating costs.

Interest paid to Members decreased by $419,000 or 10.8% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $2,319,000 due to higher borrowings compared to the same period last year. The higher borrowings were required in part because of the increased cash requirement resulting from higher accounts receivable balances during the first quarter of 1999 compared with the first quarter of 1998. The increase in the 1999 balances was due to aditional dating terms passed along to the Membership.

The cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the start-up costs of converting the systems used by SCC distribution centers prior to the merger to those systems currently used by the Company. This reduction in net margins is in compliance with SOP 98-5, Reporting the Costs of Start-up Activities. Merger integration costs for the thirteen weeks ended April 3, 1999 were $6,524,000 compared to $1,847,000 for the comparable period last year.

The combination of decreased gross margins, as well as increased expenses, increased borrowing costs, merger integration costs and the cumulative effect of a change in accounting principle resulted in a net loss of $24,380,000 compared to a net margin of $2,171,000 for the same period last year.

THIRTEEN WEEKS ENDED APRIL 3, 1999 COMPARED WITH THE YEAR ENDED
---------------------------------------------------------------
DECEMBER 31, 1998
-----------------
LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
The Company has a seasonal need for cash.  During the first quarter of the year, as seasonal inventories are purchased for resale or manufacture and shipment, cash and cash equivalents are used for operating activities.  In subsequent quarterly periods, the Company anticipates that cash and cash equivalents will be provided by operating activities and financing activities, if necessary.

During the first quarter of 1999, inventories increased by $30,126,000 to support orders of seasonal merchandise. Accounts and notes receivable increased by $111,863,000 due to the seasonal payment terms extended to the Company's
Members. Short-term borrowings increased by $50,637,000, and accounts payable increased by $112,365,000 as a result of the increased inventories and favorable seasonal terms obtained from vendors which were passed on to the Company's Members. Accrued expenses increased by $33,902,000, which resulted primarily from increased accruals due to the timing of payments in the first quarter of 1999.

At April 3, 1999, net working capital decreased to $196,379,000 from $241,533,000 at December 31, 1998. The current ratio decreased to 1.18 at April 3, 1999 compared to 1.26 at December 31, 1998.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, on September 30, 1998, the Company established a $100,000,000 three-hundred-sixty-four day revolving credit facility. These agreements were amended during March 1999. The borrowings under these agreements were $279,000,000 and $227,000,000 at April 3, 1999 and December 31, 1998, respectively.

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

<PAGE 10>

Total capital expenditures, including those made under capital leases, were $20,452,000 for the thirteen weeks ended April 3, 1999 compared to $15,497,000 during the comparable period in 1998. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.


Year 2000
---------
General
-------
The Company started its Year 2000 Project in late 1996.  Portions of the information systems are not yet "Year 2000 compliant".  The Company has established a corporate-wide program to address any problems arising from the transition to the Year 2000 in both information systems and other "embedded"
systems in all facilities.


State Of Readiness
------------------
The Company has evaluated all mission-critical information systems.  The repair and initial testing of these systems has been completed.  Integrated end-to-end testing for mission critical processes has been started on these systems.
The Company's Desktop assessment and remediation is on schedule for most facilities.  The Data Center capabilities have been assessed and remedied including voice and data communications.  Testing of  critical Data Center infrastructure is currently underway.  The Company's real properties and physical plants have been evaluated for "embedded" systems concerns and potential problems are being addressed on a local level.  Key electronic trading partners have been engaged in testing to ensure proper communications into the Year 2000.  The Company is on schedule to complete our Year 2000 initiative by July 1, 1999.

Costs
-----
The budget for the Year 2000 project is $16,900,000.  Actual costs to date are $13,314,000.  The approximate percentage of the Year 2000 costs to the total Information Services budget is 14%.  Funding has been provided through normal operating and financing activities.  The expense for the Year 2000 program is as follows:

                        1996      $  1.0 million
                        1997      $  3.2 million
                        1998      $  7.9 million
                        1999      $  4.6 million (projected)
                        2000      $  0.2 million (projected)

                        Total	    $ 16.9 million (projected)

Risks
-----
A worst case scenario for the Company would involve a breakdown in the distribution chain to  Members.  Such a scenario could be realized either through the inability of  vendors to provide merchandise or the Company's inability to receive or properly process orders from Members.

Contingency Plans
-----------------
The Company is establishing an alternate supplier plan in the event that vendors suffer from Year 2000 related problems.  Contingency planning for information systems and possible "embedded" systems is also in progress.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------
The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk.  Interest rate risk pertains to the
Company's variable rate debt which totals approximately $300 million at
April 3, 1999.  A 50 basis point movement in the interest rates would result in an approximate $1.5 million annualized increase or decrease in interest expense and cash flows.  For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities.  Credit risk pertains mostly to the Company's trade receivable. The Company extends credit to its members as part of its day-to-day operations.  The Company believes that as no

<PAGE 11>

specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivable is limited.
Additionally, the Company believes that its allowance for doubtful accounts is adequate in respect to member credit risks.


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------
At the Company's Annual Meeting of Stockholders held on May 11, 1999, the following individuals were recommended for reelection to the Board of
Directors:

				                                              Votes      Votes Withheld
	                         Term    	Votes for     against       Abstained
                          ------    ---------    --------   ---------------

  William M. Halterman   3 years     279,540      ---           	10,080
  James D. Howenstine    3 years     279,060      ---           	10,560
  Donald J. Hoye         3 years     277,560      ---	            12,060
  Jerrald T. Kabelin     3 years     278,340      ---           	11,280
  Peter G. Kelly         3 years     278,400      ---	            11,220
  Robert J. Ladner       3 years     279,300	     ---	            10,320

In addition to the foregoing, the following persons were, on May 11, 1999, Directors of the Company whose terms of office continued after the annual meeting:



    Joe W. Blagg              Jay B. Feinsod            John B. Wake, Jr.
    James D. Burnett          William H. Hood           John M. West, Jr.
    William M Claypool, III   George V. Sheffer         Barbara B. Wilkerson
    Daniel A. Cotter         	Dennis A Swanson

The annual meeting also included the following vote:

The proposal to approve the appointment of Ernst & Young LLP, independent public accountants, as auditor of the company for the fiscal year 1999 was passed. The number of affirmative votes cast was 280,560, the number of negative votes cast was 4,380, and the number of abstentions was 4,680.


Item 5.  OTHER INFORMATION.
         -----------------

		    NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits
             --------

         Exhibit 4. Instruments defining the rights of security holders, including indentures; incorporated herein by reference those items included as Exhibits 4A through 4N, inclusive, in the Company's Post-Effective Amendment No. 6 on Form
                    S-2 to Form S-4 Registration Statement (No. 333-18397) filed with the Securities and Exchange Commission on March 31, 1999.

        (b) Reports on Form 8-K
            -------------------

             		NONE


<PAGE 12>
                                     SIGNATURE
                                     ---------





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         		TRUSERV CORPORATION



Date:	May 18, 1999                        	By	/s/ KERRY J. KIRBY
                                                   ---------------------
                                                         Kerry J. Kirby
                                                   Executive Vice President,
                                                 Finance and Chief Financial
                                                           Officer



(Mr. Kirby is the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.)



