Form 10-Q
period 1999-07-03
TRUSERV CORP
filed 1999-08-19
CIK 25095

                                   UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q


(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended July 3, 1999  or

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


The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

      Class A Common Stock, $100 Par Value.                490,978 Shares.
      Class B Common Stock, $100 Par Value.              1,841,470 Shares.

	                      PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                          	TRUSERV CORPORATION

                  	CONDENSED CONSOLIDATED BALANCE SHEET

                            	(In thousands)

                                                  July 3,         December 31,
                                                   1999               1998
                                                ----------       -------------
                                                (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                     $    1,702        $     1,650
  Accounts and notes receivable, net               693,112            537,811
  Inventories                                      573,961            595,118
  Other current assets                              24,437             36,047
                                                ----------        -------------

  Total current assets                           1,293,212          1,170,626


Properties less
 accumulated depreciation                          258,569            255,405

Goodwill, net                                      116,103            117,468

Other assets                                        59,134             57,265
                                                ----------        ------------

TOTAL ASSETS                                   $ 1,727,018        $ 1,600,764
                                               ===========        ============


            	See Notes to Condensed Consolidated Financial Statements.

                             	TRUSERV CORPORATION

                    	CONDENSED CONSOLIDATED BALANCE SHEET

                      	(In thousands, except share data)

                                                     July 3,      December 31,
                                                      1999            1998
                                                  -----------    -------------
                                                  (UNAUDITED)


LIABILITIES AND CAPITALIZATION

Current liabilities:
 Accounts payable                               $   591,404       $   492,729
 Accrued expenses                                    84,252            73,092
 Short-term borrowings                              310,986           258,147
 Current maturities of notes,long-term
   debt and capital lease obligations                87,192            90,618
 Patronage dividends payable in cash                    560            14,507
                                                -----------      -------------
 Total current liabilities                        1,074,394           929,093


Long-term debt and obligations under
  capital leases                                    313,113           316,959


Capitalization:
 Promissory (subordinated) and installment notes    124,608           124,422
 Class A common stock, net of subscriptions
   receivable; authorized 750,000 shares;
   issued and subscribed 537,660 and 557,700
   shares (net of stock subscriptions receivable
   of $4,349,000 and $5,890,000)                     49,417            49,880
 Class B nonvoting common stock and paid-in capital;
   authorized 4,000,000 shares; issued and fully-paid,
   1,853,974 and 1,748,326 shares;  issuable as
   partial payment of patronage dividends 195,118
   shares as of December 31, 1998                   186,696           195,643
 Deferred patronage                                 (14,438)          (14,438)
 Retained earnings (deficit)                         (5,616)              579
 Accumulated other comprehensive income              (1,156)           (1,374)
                                               -------------     -------------
 Total capitalization                               339,511           354,712
                                               -------------     -------------
TOTAL LIABILITIES AND CAPITALIZATION           $  1,727,018      $  1,600,764
                                               =============     =============


            	See Notes to Condensed Consolidated Financial Statements.

                             	TRUSERV CORPORATION

               	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                              	(In thousands)

                               	 (UNAUDITED)

                            FOR THE THIRTEEN            FOR THE TWENTY-SIX
                               WEEKS ENDED                WEEKS ENDED
                         -----------------------    ------------------------
                            July 3,      July 4,       July 3,       July 4,
                             1999         1998          1999          1998
                         ----------   ----------    ----------    ----------
Revenues                 $1,264,108   $1,155,449    $2,335,000    $2,185,654

Cost and expenses:
 Cost of revenues         1,182,417    1,055,302     2,199,077     2,005,028
 Warehouse, general
  and administrative         50,750       68,231       102,620       132,340
 Interest paid to Members     3,282        3,766         6,753         7,656
 Other interest expense      11,598        9,492        22,338        17,913
 Gain on sale of properties  (5,813)         --         (5,848)          --
 Other (income) loss, net        38         (385)         (491)         (225)
 Income tax expense           1,592          439         1,679           320
                          ----------   ----------    ----------    ----------
                          1,243,864    1,136,845     2,326,128     2,163,032
                          ----------   ----------    ----------    ----------
Net margin before merger
 integration costs and
 cumulative effect of a
 change in accounting
 principle                   20,244       18,604         8,872        22,622

Merger integration costs      2,059        2,195         8,583         4,042
                          ----------   ----------    ----------    ----------

Net margin before cumulative
 effect of a change in
 accounting principle        18,185       16,409           289        18,580

Cumulative effect on prior
 years of a change in
 accounting principle           --           --          6,484           --
                          ----------   ----------    ----------    ----------

Net margin (loss)         $  18,185    $  16,409     $  (6,195)    $  18,580
                          ==========   ==========    ==========    ==========

               	See Notes to Condensed Consolidated Financial Statements.

                                     TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                      (In thousands)

                                       (UNAUDITED)

                                                FOR THE TWENTY-SIX WEEKS ENDED
                                                ------------------------------
                                                    July 3,          July 4,
                                                     1999             1998
                                                -------------     ------------
Operating activities:
 Net margin (loss)                                $  (6,195)       $   18,580
  Adjustments to reconcile net margin (loss)
  to cash and cash equivalents used for
  operating activities:
  Statement of operations components not
  affecting cash and cash equivalents                20,425            16,510
 Net change in working capital components           (20,946)         (188,411)
                                                -------------    -------------
 Net cash and cash equivalents used for
  operating activities                               (6,716)         (153,321)
                                                -------------     -------------

Investing activities:
 Additions to properties owned                      (33,748)          (31,090)
 Proceeds from sale of properties owned              16,571               --
 Changes in other assets                             (3,331)           (6,309)
                                                -------------     -------------
 Net cash and cash equivalents used for
  investing activities                              (20,508)          (37,399)
                                                -------------     -------------

Financing activities:
 Proceeds from short-term borrowings                 52,839           158,310
 Proceeds from long-term borrowings                     336            52,616
 Payment of annual patronage dividend               (13,947)          (12,142)
 Payment of notes, long-term debt, lease
  obligations and common stock                      (11,952)           (8,132)
                                                -------------    -------------
 Net cash and cash equivalents provided by
  financing activities                               27,276           190,652
                                                -------------    -------------
Net increase (decrease) in cash and
 cash equivalents                                        52               (68)
Cash and cash equivalents at beginning of period      1,650             2,224
                                                -------------    -------------
Cash and cash equivalents at end of period      $     1,702      $      2,156
                                                =============    =============


               See Notes to Condensed Consolidated Financial Statements.

                                 TRUSERV CORPORATION

               	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    	(UNAUDITED)


NOTE 1 - BUSINESS COMBINATION

On July 1, 1997, pursuant to an Agreement and Plan of Merger dated
December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation and Servistar Coast of Coast ("SCC"), SCC merged with and into Cotter, with Cotter being the surviving corporation (the "Merger"). Cotter was renamed TruServ Corporation ("TruServ" or the "Company"), effective with the Merger. Each outstanding share of SCC common stock and SCC Series A stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) was converted into the right to receive one fully-paid and nonassessable share of TruServ Class A common stock, and each two outstanding shares of SCC preferred stock were converted into the right to receive one fully paid and non-assessable share of TruServ Class B common stock. A total of 270,500 and 1,170,670 shares of TruServ Class A common stock and Class B common stock, respectively, were issued in connection with the Merger. Also 231,000 additional shares of TruServ Class A common stock were issued in exchange for Class B common stock to pre-Merger stockholders of Cotter to satisfy the Class A common stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such Members as a result of the Merger.

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

In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. During 1998, an adjustment was recorded reducing this liability and goodwill by $2,500,000. The Merger plan specifies that certain former SCC employment positions, approximately 1,500 in total, will be eliminated substantially within one year. As of July 3, 1999, approximately 88% of these employees have been terminated with the related cost of benefits of approximately $11,800,000 charged against the liability. The Merger plan specifies the closure of four redundant former SCC distribution centers substantially within a one-year period. Distribution centers closing costs include net occupancy and costs after facilities are vacated. As of July 3, 1999, two distribution centers have been closed and $2,100,000 relating to distribution center closing costs has been charged against the liability. As of July 3, 1999, additional costs of $17,800,000 related to moving and relocation and the closure of the former SCC headquarters have been charged against the liability. The remaining liability balance at July 3, 1999 of $4,000,000 is for costs expected to be incurred by the fourth quarter of 1999 in connection with elimination of the remaining employment positions and closing the remaining two distribution centers. Merger integration costs of $8,583,000 and $4,042,000 for the periods ended July 3, 1999 and July 4, 1998, respectively, consist of one time non-recurring expenses directly attributable to the Merger, including distribution center closings, severance pay, information service costs and general and administrative costs.

NOTE 2 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended July 3, 1999 and the condensed consolidated statement of operations and statement of cash flows for the period ended July 4, 1998 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1998 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. There is no estimated patronage dividend for the period ended July 3, 1999 compared to an estimated patronage dividend of $18,581,000 for the corresponding period in 1998.



NOTE 4 - INVENTORIES

  Inventories consisted of:                        July 3,      December 31,
                                                    1999            1998
                                                 -----------    ------------
                                                 (UNAUDITED)
                                                        (000's Omitted)
  Manufacturing inventories:
   Raw materials                                $   4,903        $    4,331
   Work-in-process and finished goods              43,337            46,942

                                               ----------        ----------
                                                   48,240            51,273
  Merchandise inventories                         525,721           543,845
                                                ---------        ----------
                                                $ 573,961       $   595,118
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

NOTE 6 - SEGMENT INFORMATION

The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States. Operations outside the United States were immaterial for the period ended July 3, 1999. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 37% of total sales); (2) direct shipment sales (approximately 58% of total sales); and (3) relay sales (approximately 5% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

The Company's product offering, comprised of more than 72,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their correspondent percentage of total revenue in the following table.



                                           For the Twenty-six Weeks Ended
                                          -----------------------------------
                                            July 3, 1999     July 4, 1998
                                            ------------     ------------
  Lumber and Buildings Materials              	31.7%            29.5%
  Farm and Garden                              	19.8%            18.7%
  Hardware Goods                                15.6%            17.3%
  Electrical and Plumbing                       12.1%            13.0%
  Painting and Cleaning                          9.7%            10.3%
  Appliance and Housewares                       7.7%             7.7%
  Sporting Goods and Toys                        3.4%             3.5%

NOTE 7 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued
Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred.
Prior to 1999, the Company capitalized its costs incurred in connection with opening new distribution centers. The Company adopted the provisions of the SOP in its financial statements for the period ended July 3, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $6,484,000, to expense costs that had been previously capitalized prior to 1999.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS


TWENTY-SIX  WEEKS  ENDED JULY 3, 1999 COMPARED TO TWENTY-SIX  WEEKS ENDED
JULY 4, 1998

RESULTS OF OPERATIONS:

Revenues for the twenty-six weeks ended July 3, 1999 totaled $2,335,000,000.
This represented an increase of $149,346,000 or 6.8% compared to the comparable period last year. The increase was due primarily to increases in direct shipment sales, which increased 15.1% and lumber/building materials sales which increased 15.6%.

Gross margins decreased by $44,703,000 or 24.7%, and as a percentage of revenues, decreased to 5.8% from 8.3% for the comparable period last year. The decrease in gross margin percentage resulted from an increase in direct shipment sales, which have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was negatively impacted by approximately
$48,200,000 additional cost of sales expenses compared with the same period in 1998. The negative impact is primarily due to reclassifications of inventory-related warehouse, general and administrative expenses to cost of revenues based on actual inventory balances versus estimates. In 1998, the majority of this transfer was recorded in the fourth quarter.

Warehouse, general and administrative expenses as a percentage of revenues decreased to 4.4% from 6.1% compared with the prior year. The improvement is due the reclassifications of inventory-related warehouse, general and administrative expenses described above.

Interest paid to Members decreased by $903,000 or 11.8% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $4,425,000 due to higher borrowings compared to the same period last year and an increase in the Company's borrowing rate. The higher borrowings were required in part because of the increased cash requirement resulting from higher accounts receivable balances during the first half of 1999 compared with the first half of 1998. The increase in the 1999 balances was due to additional dating terms passed along to Members as well as the increase in direct ship sales.

The cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the start-up costs of converting the systems used by SCC distribution centers prior to the merger to those systems currently used by the Company. This reduction in net margins is in compliance with SOP 98-5, Reporting the Costs of Start-up Activities. Merger integration costs for the twenty-six weeks ended July 3, 1999 were $8,583,000 compared to $4,042,000 for the comparable period last year.

The combination of decreased gross margins, as well as increased borrowing costs, merger integration costs and the cumulative effect of a change in accounting principle resulted in a net loss of $6,195,000 compared to a net margin of $18,580,000 for the same period last year.

TWENTY-SIX WEEKS ENDED JULY 3, 1999 COMPARED WITH THE YEAR ENDED
DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES:

During the second quarter of 1999, inventories decreased by $21,157,000 in support of seasonal merchandise orders. Accounts and notes receivable increased by $155,301,000 due to the seasonal payment terms extended to the Company's
Members and an increase in direct shipment sales. Short-term borrowings increased by $52,839,000, and accounts payable increased by $98,675,000 as a result of the favorable seasonal terms obtained from vendors which were passed on to the Company's Members. Accrued expenses increased by $11,160,000, which resulted primarily from increased accruals due to the timing of payments in the second quarter of 1999.

At July 3, 1999, net working capital decreased to $218,818,000 from $241,533,000 at December 31, 1998. The current ratio decreased to 1.20 at July 3, 1999 compared to 1.26 at December 31, 1998.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. In addition, on September 30, 1998 the Company established a $100,000,000 three-hundred-sixty-four day revolving credit facility. These agreements were amended during March 1999. The borrowings under these agreements were $282,000,000 and $227,000,000 at July 3, 1999 and December 31, 1998, respectively.

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

Total capital expenditures, including those made under capital leases, were $33,748,000 for the twenty-six weeks ended July 3, 1999 compared to $31,090,000 during the comparable period in 1998. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.

THIRTEEN WEEKS ENDED JULY 3, 1999 COMPARED TO THIRTEEN WEEKS ENDED JULY 4, 1998

RESULTS OF OPERATIONS:

Revenues for the three months ended July 3, 1999 totaled $1,264,108,000. This represented an increase of $108,659,000 or 9.4% compared to the comparable period last year. The increase was due primarily to increases in direct shipment sales, which increased 19.8%. Lumber/building materials sales increased 23.7%.

Gross margins decreased by $18,456,000 or 18.4%, and as a percentage of revenues, decreased to 6.5% from 8.7% for the comparable period last year. The decrease in gross margin percentage resulted from an increase in direct shipment sales, which have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was negatively impacted by cost of sales expenses compared with the same period in 1998. The negative impact is primarily due to reclassifications of inventory-related warehouse, general and administrative expenses to cost of revenues based on actual inventory balances versus estimates. In 1998, the majority of this transfer was recorded in the fourth quarter.

Warehouse, general and administrative expenses as a percentage of revenues decreased to 4.0% from 5.9% compared with the prior year. The improvement is primarily attributable to reclassifications of inventory related warehouse, general and administrative expenses as described above.

Interest paid to Members decreased by $484,000 or 12.9% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $2,106,000 due to higher borrowings compared to the same period last year and an increase in the Company's borrowing rate. The higher borrowings were required in part because of the increased cash requirement resulting from higher accounts receivable balances during the first half of 1999 compared with the first half of 1998. The increase in the 1999 balances was due to additional dating terms passed along to Members as well as the increase in direct ship sales.

Merger integration costs for the thirteen weeks ended July 3, 1999 were $2,059,000 compared to $2,195,000 for the comparable period last year.

The combination of decreased gross margins, as well as increased borrowing costs and merger integration costs resulted in a net margin of $18,185,000 for the thirteen week period ending July 3, 1999 compared to a net margin of $16,409,000 for the same period last year.


Year 2000

General
The Company started its Year 2000 Project in late 1996. Portions of the information systems are not yet "Year 2000 compliant", however, these are considered to be non-mission critical for the most part. The Company has established a corporate-wide program to address any problems arising from the transition to the Year 2000 in both information systems and other "embedded" systems in all facilities.

State Of Readiness
The Company has evaluated all mission-critical information systems. The repair and initial testing of these systems has been completed. Integrated end-to-end testing for mission critical processes has been started on these systems. The
Company's Desktop assessment and remediation is on schedule for most facilities.
The Data Center capabilities have been assessed and remedied including voice and data communications. Testing of critical Data Center infrastructure is currently underway. The Company's real properties and physical plants are being evaluated for "embedded" systems concerns and potential problems are being addressed on a local level. Key electronic trading partners have been tested to ensure proper communications into the Year 2000. The Company is on schedule to complete its Year 2000 initiative during the fourth quarter of 1999.

Costs
The budget for the Year 2000 project is $16,900,000. Actual costs to date are $14,379,000. The approximate percentage of the Year 2000 costs to the total
Information Services budget is 14%. Funding has been provided through normal operating and financing activities. The expense for the Year 2000 program is as follows:

                              1996        	$  1.0 million
                              1997        	$  3.2 million
                              1998        	$  7.9 million
                              1999        	$  4.6 million (projected)
                              2000        	$  0.2 million (projected)

                              Total       	$ 16.9 million (projected)

Risks
A worst case scenario for the Company would involve a breakdown in the distribution chain to Members. Such a scenario could be realized either through the inability of vendors to provide merchandise or the Company's inability to receive or properly process orders from Members.

Contingency Plans
The Company is establishing an alternate supplier plan in the event that vendors suffer from Year 2000 related problems. Contingency planning for information systems and possible "embedded" systems is also in progress.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt which totals approximately $300 million at July 3, 1999. A
50 basis point movement in the interest rates would result in an approximate
$1.5 million annualized increase or decrease in interest expense and cash flows.
For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivable. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivable is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate in respect to member credit risks.


                           PART II - OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              NONE


Item 5.  OTHER INFORMATION.

              NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              NONE

        (b) Reports on Form 8-K

              NONE

SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            TRUSERV CORPORATION




Date:	August 13, 1999              By
	                              Daniel T. Burns
	                              Executive Vice President,
Administration




(Mr. Burns is the principal administrative officer and has been duly authorized to sign on behalf of the Registrant.)













