Form 10-Q
period 1999-10-02
TRUSERV CORP
filed 1999-11-15
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 2, 1999 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                      ----------     ----------

      Commission file number              2-20910
                             ----------------------------------

                               TRUSERV CORPORATION
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      36-2099896
      -------------------------------                      ------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

      8600 West Bryn Mawr Avenue
          Chicago, Illinois                                    60631-3505
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                 (773) 695-5000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---    ---

      The number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 1999.

         Class A Common Stock, $100 Par Value.              483,086 Shares.
         Class B Common Stock, $100 Par Value.            1,802,169 Shares.

                         PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                               October 2,     December 31,
                                                  1999            1998
                                              -----------     ------------
                                              (UNAUDITED)
ASSETS
------
Current assets:

    Cash and cash equivalents                 $    7,482      $    1,650

    Accounts and notes receivable, net           545,094         537,811

    Inventories                                  561,600         595,118

    Other current assets                          21,410          36,047
                                              ----------      ----------

    Total current assets                       1,135,586       1,170,626


Properties less accumulated depreciation         249,671         255,405


Goodwill, net                                    115,420         117,468


Other assets                                      62,965          57,265
                                              ----------      ----------

TOTAL ASSETS                                  $1,563,642      $1,600,764
                                              ==========      ==========




            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)



                                                                                      October 2,      December 31,
                                                                                        1999               1998
                                                                                     -----------      ------------
                                                                                     (UNAUDITED)
LIABILITIES AND CAPITALIZATION
------------------------------
Current liabilities:
    Accounts payable                                                                 $   422,886       $   492,729
    Accrued expenses                                                                      85,228            73,092
    Short-term borrowings                                                                309,659           258,147
    Current maturities of notes, long-term debt
        and capital lease obligations                                                     92,999            90,618
    Patronage dividends payable in cash                                                       --            14,507
                                                                                     -----------       -----------

    Total current liabilities                                                            910,772           929,093


Long-term debt and obligations under capital leases                                      311,108           316,959


Capitalization:
    Promissory (subordinated) and installment notes                                      125,117           124,422
    Class A common stock, net of subscriptions receivable;
        authorized 750,000 shares; issued and subscribed
        528,300 and 557,700 shares (net of stock subscriptions
        receivable of $4,107,000 and $5,890,000)                                          48,723            49,880
    Class B nonvoting common stock and paid-in capital; authorized 4,000,000 shares; issued and fully-paid, 1,820,118 and 1,748,326 shares;
        issuable as partial payment of patronage dividends 195,118 shares
        as of December 31, 1998                                                          183,311           195,643

    Deferred patronage                                                                   (14,438)          (14,438)
    Retained earnings                                                                        163               579
    Accumulated other comprehensive income                                                (1,114)           (1,374)
                                                                                     -----------       -----------
         Total capitalization                                                            341,762           354,712
                                                                                     -----------       -----------
TOTAL LIABILITIES AND CAPITALIZATION                                                 $ 1,563,642       $ 1,600,764
                                                                                     ===========       ===========





            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (In thousands)

                                   (UNAUDITED)


                                             FOR THE THIRTEEN                  FOR THE THIRTY-NINE
                                               WEEKS ENDED                        WEEKS ENDED
                                     ------------------------------     -----------------------------

                                      October 2,        October 3,       October 2,        October 3,
                                         1999              1998             1999              1998
                                     -----------       -----------      -----------       -----------

Revenues                              $1,117,496        $1,078,481       $3,452,496        $3,264,135

Cost and expenses:
    Cost of revenues                   1,047,249           990,675        3,246,326         2,995,703
    Warehouse, general
        and administrative                48,651            68,736          151,271           201,076
    Interest paid to Members               3,779             3,766           10,532            11,422
    Other interest expense                12,568            10,543           34,906            28,456
    Gain on sale of properties            (3,459)             --             (9,307)             --
    Other expense (income), net              436                22              (55)             (203)
    Income tax expense                    (1,381)              160              298               480
                                     -----------       -----------      -----------       -----------

                                       1,107,843         1,073,902        3,433,971         3,236,934
                                     -----------       -----------      -----------       -----------

Net margin before merger
    integration costs and
    cumulative effect of a
    change in accounting
    principle                              9,653             4,579           18,525            27,201


Merger integration costs                   3,874             4,300           12,457             8,342
                                     -----------       -----------      -----------       -----------

Net margin before cumulative
    effect of a change in
    accounting principle                   5,779               279            6,068            18,859

Cumulative effect on prior
    years of a change in
    accounting principle                    --                --              6,484              --
                                     -----------       -----------      -----------       -----------

Net margin (loss)                    $     5,779       $       279      $      (416)      $    18,859
                                     ===========       ===========      ===========       ===========






            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (UNAUDITED)

                                                                      FOR THE THIRTY-NINE WEEKS ENDED
                                                                      -------------------------------
                                                                       October 2,         October 3,
                                                                          1999               1998
                                                                      -----------        ------------
Operating activities:
    Net margin (loss)                                                  $    (416)        $  18,859
    Adjustments to reconcile net margin (loss) to cash and
        cash equivalents used for operating activities:
        Statement of operations components not affecting
            cash and cash equivalents                                     31,092            25,368
        Net change in working capital components                         (31,976)         (236,953)
                                                                       ---------         ---------
    Net cash and cash equivalents used for
        operating activities                                              (1,300)         (192,726)
                                                                       ---------         ---------
Investing activities:
    Additions to properties owned                                        (39,754)          (59,614)
    Proceeds from sale of properties owned                                26,764             4,716
    Changes in other assets                                               (6,078)           (9,614)
                                                                       ---------         ---------
    Net cash and cash equivalents used for investing activities          (19,068)          (64,512)
                                                                       ---------         ---------
Financing activities:
    Proceeds from short-term borrowings                                   55,993           121,547
    Proceeds from long-term borrowings                                       703           157,616
    Payment of annual patronage dividend                                 (14,507)          (12,142)
    Purchase of common stock, net                                         (2,959)             (801)
    Payment of notes, long-term debt and lease obligations               (13,030)           (9,512)
                                                                       ---------         ---------
    Net cash and cash equivalents provided by financing
        activities                                                        26,200           256,708
                                                                       ---------         ---------

Net increase (decrease) in cash and cash equivalents                       5,832              (530)

Cash and cash equivalents at beginning of period                           1,650             2,224
                                                                       ---------         ---------

Cash and cash equivalents at end of period                             $   7,482         $   1,694
                                                                       =========         =========




            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - BUSINESS COMBINATION

On July 1, 1997, pursuant to an Agreement and Plan of Merger dated December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation and Servistar Coast of Coast ("SCC"), SCC merged with and into Cotter, with Cotter being the surviving corporation (the "Merger"). Cotter was renamed TruServ Corporation ("TruServ" or the "Company"), effective with the Merger. Each outstanding share of SCC common stock and SCC Series A stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) was converted into the right to receive one fully-paid and nonassessable share of TruServ Class A common stock, and each two outstanding shares of SCC preferred stock were converted into the right to receive one fully-paid and non-assessable share of TruServ Class B common stock. A total of 270,500 and 1,170,670 shares of TruServ Class A common stock and Class B common stock, respectively, were issued in connection with the Merger. Also 231,000 additional shares of TruServ Class A common stock were issued in exchange for Class B common stock to pre-Merger stockholders of Cotter to satisfy the Class A common stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such Members as a result of the Merger.

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

In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. During 1998, an adjustment was recorded reducing this liability and goodwill by $2,500,000. The Merger plan specified that certain former SCC employment positions, approximately 1,500 in total, would be eliminated substantially within one year. As of October 2, 1999, approximately 93% of these employees have been terminated with the related cost of benefits of approximately $13,066,000 charged against the liability. The Merger plan specified the closure of four redundant former SCC distribution centers substantially within a one-year period. Distribution centers closing costs include net occupancy and costs after facilities are vacated. As of October 2, 1999, three distribution centers have been closed and $2,144,000 relating to distribution center closing costs has been charged against the liability. As of October 2, 1999, additional costs of $17,800,000 related to moving and relocation and the closure of the former SCC headquarters have been charged against the liability. The remaining liability balance at October 2, 1999 of $2,690,000 is for costs expected to be incurred by the fourth quarter of 1999 in connection with elimination of the remaining employment positions and closing the remaining distribution center. Merger integration costs of $12,457,000 and $8,342,000 for the periods ended October 2, 1999 and October 3, 1998, respectively, consist of expenses directly attributable to the Merger, including distribution center closings, severance pay, information service costs and general and administrative costs, that were not accrued as part of the Merger plan.

NOTE 2 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the period ended October 2, 1999 and the condensed consolidated statement of operations and statement of cash flows for the period ended October 3, 1998 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

Patronage dividends are declared and paid by the Company after the close of each fiscal year. The 1998 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. Such patronage dividends, consisting of substantially all of the Company's patronage source income, have been paid since 1949. There is no estimated patronage dividend for the period ended October 2, 1999 compared to an estimated patronage dividend of $18,613,000 for the corresponding period in 1998.

NOTE 4 - INVENTORIES

       Inventories consisted of:             October 2,     December 31,
                                                1999           1998
                                             -----------    ------------
                                             (UNAUDITED)
                                                   (000 Omitted)
Manufacturing inventories:
   Raw materials                             $  3,574        $  4,331
   Work-in-process and finished goods          39,171          46,942
                                             --------        --------
                                               42,745          51,273
Merchandise inventories                       518,855         543,845
                                             --------        --------
                                             $561,600        $595,118
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

NOTE 6 - SEGMENT INFORMATION

The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States. Operations outside the United States were immaterial for the period ended October 2, 1999. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 37% of total sales); (2) direct shipment sales (approximately 58% of total sales); and (3) relay sales (approximately 5% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

The Company's product offering, comprised of more than 72,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their correspondent percentage of total revenue in the following table.

                                      For the Thirty-nine Weeks Ended
                                     October 2, 1999    October 3, 1998
  Lumber and Buildings Materials          33.6%               30.8%
  Farm and Garden                         16.9%               16.5%
  Hardware Goods                          15.5%               16.4%
  Electrical and Plumbing                 11.9%               13.1%
  Painting and Cleaning                   10.0%               10.8%
  Appliance and Housewares                 8.1%                8.1%
  Sporting Goods and Toys                  4.0%                4.3%

NOTE 7 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized its costs incurred in connection with opening new distribution centers. The Company adopted the provisions of the SOP in its financial statements for the thirty-nine weeks ended October 2, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $6,484,000, to expense costs that had been previously capitalized prior to 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998

RESULTS OF OPERATIONS:

Revenues for the thirty-nine weeks ended October 2, 1999 totaled $3,452,496,000. This represented an increase of $188,361,000 or 5.8% compared to the comparable period last year. The increase was due primarily to increases in direct shipment sales, which increased 13.3% and lumber/building materials sales which increased 17.6%.

Gross margins decreased by $62,262,000 or 23.2%, and as a percentage of revenues, decreased to 6.0% from 8.2% for the comparable period last year. The decrease in gross margin percentage resulted from an increase in direct shipment and lumber sales, which have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was negatively impacted by approximately $73,400,000 additional cost of sales expenses compared with the same period in 1998. The negative impact is primarily due to reclassifications of inventory-related warehouse, general and administrative expenses to cost of revenues based on actual inventory balances versus estimates. In 1998, the majority of this transfer was recorded in the fourth quarter.

Warehouse, general and administrative expenses as a percentage of revenues decreased to 4.4% from 6.2% compared with the prior year. The improvement is due the reclassifications of inventory-related warehouse, general and administrative expenses described above.

Interest paid to Members decreased by $890,000 or 7.8% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $6,450,000 due to higher borrowings compared to the same period last year and an increase in the Company's borrowing rate. The higher borrowings were required in part because of the increased cash requirement resulting from higher accounts receivable and inventory balances during the first thirty-nine weeks of 1999 compared with the same period in 1998. The increase in the 1999 balances was due to additional dating terms passed along to Members as well as the increase in direct ship sales. In the last thirteen weeks, both accounts receivable and inventory balances have declined compared with balances as of July 3, 1999. The gain on sale of properties totaled $9,307,000 as of October 2, 1999, and is attributable to the sale of redundant distribution centers and associated property. As the Company has deemed this gain to be Member income, income tax expense was adjusted during the thirteen weeks ended October 2, 1999, to reflect this allocation.

The cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the start-up costs of converting the systems used by SCC distribution centers prior to the merger to those systems currently used by the Company. This reduction in net margins is in compliance with SOP 98-5, Reporting the Costs of Start-up Activities. Merger integration costs for the thirty-nine weeks ended October 2, 1999 were $12,457,000 compared to $8,342,000 for the comparable period last year.

The combination of decreased gross margins, as well as increased borrowing costs and the cumulative effect of a change in accounting principle resulted in a net loss of $416,000 compared to a net margin of $18,859,000 for the same period last year.

THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES:

As of the third quarter of 1999, inventories decreased by $33,518,000 in fulfillment of seasonal merchandise orders. Accounts and notes receivable increased by $7,283,000 due to the seasonal payment terms extended to the Company's Members and an increase in direct shipment sales. The accounts payable decrease of $69,843,000 was partially offset by the increase of $51,512,000 in short-term borrowings. Accrued expenses increased by $12,136,000, which resulted primarily from increased accruals due to the timing of payments in the third quarter of 1999.

At October 2, 1999, net working capital decreased to $224,814,000 from $241,533,000 at December 31, 1998. The current ratio decreased to 1.25 at October 2, 1999 compared to 1.26 at December 31, 1998.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended during March 1999. In addition, on October 1, 1999 the Company established a $25,000,000 short-term credit facility. The borrowings under these agreements were $270,000,000 and $227,000,000 at October 2, 1999 and December 31, 1998,
respectively.

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

Total capital expenditures, including those made under capital leases, were $39,754,000 for the thirty-nine weeks ended October 2, 1999 compared to $59,614,000 during the comparable period in 1998. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters. Additionally, the Company has sold four redundant distribution centers during the first thirty-nine weeks of fiscal 1999.

THIRTEEN WEEKS ENDED OCTOBER 2, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 3, 1998

RESULTS OF OPERATIONS:

Revenues for the three months ended October 2, 1999 totaled $1,117,496,000. This represented an increase of $39,015,000 or 3.6% compared to the comparable period last year. The increase was due primarily to increases in direct shipment sales, which increased 9.7%. Lumber/building materials sales increased 21.4%.

Gross margins decreased by $17,559,000 or 20.0%, and as a percentage of revenues, decreased to 6.3% from 8.1% for the comparable period last year. The decrease in gross margin percentage resulted from an increase in direct shipment and lumber sales, which have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was negatively impacted by cost of sales expenses compared with the same period in 1998. The negative impact is primarily due to reclassifications of inventory-related warehouse, general and administrative expenses to cost of revenues based on actual inventory balances versus estimates. In 1998, the majority of this transfer was recorded in the fourth quarter.

Warehouse, general and administrative expenses as a percentage of revenues decreased to 4.4% from 6.4% compared with the prior year. The improvement is primarily attributable to reclassifications of inventory-related warehouse, general and administrative expenses as described above.

Interest paid to Members decreased by $13,000 or 0.3% primarily due to a lower average interest rate and the lower principal balance. Other interest expense increased $2,025,000 due an increase in the Company's borrowing rate.

Merger integration costs for the thirteen weeks ended October 2, 1999 were $3,874,000 compared to $4,300,000 for the comparable period last year.

The combination of increased revenues, as well as, decreased warehouse, general and administrative costs, along with a gain in the sale of properties resulted in a net margin of $5,779,000 for the thirteen week period ending October 2, 1999 compared to a net margin of $279,000 for the same period last year.


Year 2000

General
The Company started its Year 2000 Project in late 1996. Portions of the information systems are not yet "Year 2000 compliant", however, these are considered to be non-mission critical. The Company has established a corporate-wide program to address any problems arising from the transition to the Year 2000 in both information systems and other "embedded" systems in all facilities.

State Of Readiness
The Company has evaluated all mission-critical information systems. The repair and initial testing of these systems has been completed. Integrated end-to-end testing for mission critical processes has been completed. The Company's Desktop assessment and remediation is on schedule for most facilities. The Data Center capabilities have been assessed and remedied including voice and data communications. Testing of critical Data Center infrastructure is currently underway. The Company's real properties and physical plants are being evaluated for "embedded" systems concerns and potential problems are being addressed on a local level. Key electronic trading partners have been tested to ensure proper communications into the Year 2000. The Company is on schedule to complete its Year 2000 initiative during the fourth quarter of 1999.

Costs
The budget for the Year 2000 project is $16,900,000. Actual costs to date are $15,229,000. The approximate percentage of the Year 2000 costs to the total Information Services budget is 14%. Funding has been provided through normal operating and financing activities. The expense for the Year 2000 program is as follows:


                    1996        $ 1.0 million
                    1997        $ 3.2 million
                    1998        $ 7.9 million
                    1999        $ 4.6 million (projected)
                    2000        $ 0.2 million (projected)

                    Total       $16.9 million (projected)

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt which totals approximately $270 million at October 2, 1999. A 50 basis point movement in the interest rates would result in an approximate $1.35 million annualized increase or decrease in interest expense and cash flows. Interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivables. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivable is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate in respect to member credit risks.


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




                                           TRUSERV CORPORATION




Date:    November 12, 1999                 By /s/ DANIEL T. BURNS
         -----------------                    ----------------------------------
                                              Daniel T. Burns
                                              Executive Vice President,
                                              Administration


(Mr. Burns is the principal administrative officer and has been duly authorized to sign on behalf of the Registrant.)