Form 10-K405
period 1999-12-31
TRUSERV CORP
filed 2000-04-14
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        OUTSTANDING AT
                       CLASS                           FEBRUARY 26, 2000
                       -----                           -----------------
CLASS A COMMON STOCK, $100 PAR VALUE................         399,600
CLASS B NONVOTING COMMON STOCK, $100 PAR VALUE......       1,730,586

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

     Membership, depending on the terms of the Member's Retail Member Agreement with TruServ (the "Retail Member Agreement"), entitles TruServ Members to use certain TruServ trademarks and trade names, including the federally registered Coast to Coast(R), ServiStar(R) and True Value(R) trademarks, service marks and collective membership marks. The True Value(R) collective membership mark has a present expiration date of January 2, 2003; the ServiStar(R) mark has a present expiration date of September 13, 2003; the Coast to Coast(R) mark expires on November 3, 2004; the InduServe Supply(R) mark has a present expiration date of January 23, 2006; the Grand Rental Station(R) mark has a present expiration date of June 4, 2005; the Taylor Rental(R) mark has a present expiration date of January 15, 2004; the Home & Garden Showplace(R) mark has a present expiration date of February 13, 2009 and the Commercial Sales(R) mark has a present expiration date of December 16, 2007. Members are continuing to conduct their businesses under the same retail banners as before the Merger but, beginning in year 2000, all Members with the retail banners of Coast to Coast(R) and ServiStar(R) started to conduct their business under the single retail banner of True Value(R). Membership entitles the Members to have access to all private label product and entitles a Member to receive annual patronage dividends based upon the Member's purchases from TruServ (See Distribution of Patronage Dividend). In accordance with TruServ's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The Company serves approximately 8,700 Coast to Coast(R), ServiStar(R) and True Value(R) Hardware Stores throughout the United States. Primary concentrations of Members exist in New York (approximately 9%), Pennsylvania (approximately 8%), California, Florida, Illinois, Massachusetts, Michigan, Ohio and Texas (approximately 4% each).

     The Company's total sales of merchandise to its U.S. Members were divided among the following general classes of merchandise:

                                                   FOR THE FISCAL YEARS
                                                 ------------------------
                                                  1999     1998     1997
                                                 ------   ------   ------
Lumber and Building Materials..................   33.2%    30.2%    24.5%
Hardware Goods.................................   16.1%    17.8%    19.5%
Farm and Garden................................   15.9%    14.5%    13.1%
Electrical and Plumbing........................   12.7%    13.4%    15.8%
Painting and Cleaning..........................   10.0%    10.8%    12.0%
Appliances and Housewares......................    8.6%     8.4%     9.4%
Sporting Goods and Toys........................    3.5%     4.9%     5.7%

     The Company serves its Members by functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its Members. These benefits are passed along to its Members in the form of lower prices and/or patronage dividends. The Company has numerous individual agreements or commitments from its suppliers, virtually all of which are terminable by such suppliers or the Company without cause. Such provisions, either individually or in the aggregate, have not had any material adverse effect on the Company's ability to conduct its business. The goods and services purchased by the Company from these suppliers are generally available from a wide variety of sources. The Company is not dependent upon any one supplier or group of suppliers and has not experienced a problem in obtaining necessary goods. The Company holds conventions and meetings for its Members in order to keep them better informed as to industry trends and the availability of new merchandise. The Company also provides each of its Members with an illustrated price catalog showing the products available from the Company. The Member can access this catalog through the newly developed internet site for Members or a printed version can be sent to them. The Company's sales to its Members are divided into three categories, as follows:
(1) warehouse shipment sales (approximately 37% of total sales); (2) direct shipment sales (approximately 58% of total sales); and (3) relay sales (approximately 5% of total sales). Warehouse shipment sales are sales of products purchased, warehoused, and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchases only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

     The Company also manufactures paint and paint applicators. The principal raw materials used by the Company are chemicals. All raw materials are purchased from outside sources. The Company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials which will materially impact operations are currently anticipated.

     The Company annually sponsors two "markets" (one in the Spring and one in the Fall). In fiscal year 2000, these markets will be held in Dallas, Texas and New Orleans, Louisiana. Members are invited to the markets and generally place substantial orders for delivery during the period prior to the next market. During such markets, new merchandise and seasonal merchandise for the coming season is displayed to attending Members.

     As of February 26, 2000 and February 27, 1999, respectively, the Company had a backlog of firm orders (including relay orders) of approximately $21,514,000 and $18,700,000. It is anticipated that the entire backlog existing at February 26, 2000 will be filled by April 30, 2000. The Company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from Members for merchandise to keep inventories at normal levels.

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

     The Company, through a Canadian subsidiary, owns a majority equity interest in TruServ Canada Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. This cooperative serves approximately 550 True Value(R) and V&S(R) Stores, all located in Canada. The cooperative has approximately 335 employees and generated less than 5% of the Company's consolidated revenue in fiscal year 1999.

     The Company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the Company's Members. In the aggregate, these subsidiaries are not significant to the Company's results of operations.

     The Company employs approximately 5,500 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the Company's operations, employee relations are governed by the practices prevailing in the particular area and are generally dealt with locally. Approximately 22% of the Company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three or four years. In general, the Company considers its relationship with its employees to be good.

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

     In view of current circumstances, the Company has initiated a moratorium on the redemption of its stock. The Board of Directors will review this matter from time to time in light of the then current financial circumstances of the Company.

     Some of the licenses and franchise agreements of former SCC Members have been assigned by TruServ to a new wholly-owned limited liability company which was created for the purpose of continuing to operate any license or franchise activities, which have been continued in that format after July 1, 1997. TruServ will review any retail activities which continue to be carried out as franchises. It is anticipated that additional licenses may be entered into periodically with respect to the Taylor Rental Centers and Grand Rental Stations. It is less likely that any additional franchise or license agreements will be entered into with respect to the other retail programs operated as franchises by SCC prior to the Merger. Rather, it is contemplated that these programs will initially be operated as part of the cooperative activities of TruServ.

                      DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business transacted with or for Members. All Members are entitled to receive patronage dividend distributions from TruServ on the basis of gross margins of merchandise and/or services purchased by each Member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors. No dividend will be distributed for 1999.

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

ITEM 2. PROPERTIES.

     The Company's national headquarters is located in Chicago, Illinois. Information with respect to the Company's owned and leased warehousing and office facilities is set forth below:

                                                       SQUARE FEET OF                          LEASE
                                                       WAREHOUSE AND                        EXPIRATION
                      LOCATION                          OFFICE AREA        INTEREST            DATE
                      --------                         --------------      --------         ----------
   Brookings, South Dakota.......................          518,000           Owned
   Chicago, Illinois.............................          228,100          Leased       December 31, 2010
   Corsicana, Texas..............................          775,000           Owned
   Denver, Colorado..............................          360,000          Leased       June 30, 2004
   East Butler, Pennsylvania.....................          476,200           Owned
   Fogelsville (Allentown), Pennsylvania.........          600,000           Owned
   Ft. Smith, Arkansas...........................          206,500          Leased       November 30, 2002
   Hagerstown, Maryland..........................          840,000          Leased       April 28, 2003
   Harvard, Illinois.............................        1,310,000          Leased       August 23, 2013
   Harvard, Illinois.............................          160,000          Leased       August 23, 2005
   Henderson, North Carolina.....................          300,000          Leased       November 11, 2001
   Indianapolis, Indiana.........................          420,000           Owned
   Jonesboro (Atlanta), Georgia..................          670,000           Owned
   Kansas City, Missouri.........................          415,000           Owned
   Kingman, Arizona..............................          375,000           Owned
   Manchester, New Hampshire.....................          730,000           Owned
   Mankato, Minnesota............................          320,000           Owned
   Peachtree City, Georgia.......................           60,500          Leased       November 24, 2005
   Schiller Park, Illinois.......................           42,500          Leased       April 30, 2001
   Springfield, Oregon...........................          504,000           Owned
   Westfield, Massachusetts......................          448,700           Owned
   Westlake (Cleveland), Ohio....................          405,000           Owned
   Winnipeg, Manitoba............................          432,000           Owned
   Woodland, California..........................          350,000           Owned

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

     The Ft. Smith, Arkansas and Peachtree City, Georgia properties, which were closed in 1997, are under lease and are currently under a sublease. The Butler, Pennsylvania office building was closed in 1997 and sold in 1999. The Parkesburg, Pennsylvania; Piedmont, South Carolina and Portland, Oregon properties were closed in 1998 and sold in 1999. In 1999, the Company announced the closing of its Westfield, Massachusetts distribution center. The Henderson, North Carolina distribution center was sold in 1999 and is currently being leased back to the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the common stock of the Company and there is no expectation that any market will develop. The Company's Class A common stock is owned exclusively by retailers of hardware, lumber/building materials and related products each of whom is a Member of the Company and purchases sixty shares of the Company's Class A common stock (the only class of voting stock) upon becoming a Member. The Company is organized as a Delaware stock corporation and operates as a Member-owned wholesaler cooperative corporation. The shares of the Company's Class B nonvoting common stock now outstanding were issued to Members in partial payment of the annual patronage dividend to which they became entitled as a result of patronage business transacted by such Members with the Company. In accordance with the Company's By-Laws, the annual patronage dividend is paid to Members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the Board of Directors.

     The number of holders of record (as of February 26, 2000) of each class of stock of the Company is as follows:

                                                                 NUMBER OF
                                                                HOLDERS OF
                                                                  RECORD
                       TITLE OF CLASS                           ----------
Class A common stock, $100 Par Value........................       7,540
Class B nonvoting common stock, $100 Par Value..............       7,500

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

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                              FOR THE FISCAL YEARS
                                       ------------------------------------------------------------------
                                          1999          1998          1997          1996          1995
                                       ----------    ----------    ----------    ----------    ----------
                                                                 (IN THOUSANDS)
Revenues...........................    $4,502,326    $4,328,238    $3,331,686    $2,441,707    $2,437,002
Gross margins......................       181,465       298,135       241,020       196,636       202,068
Net margins(loss)(a)...............      (131,143)       20,480        42,716        52,410        59,037
Patronage dividends(b).............            --        35,024        43,782        53,320        60,140
Total assets.......................     1,348,147     1,600,764     1,438,913       853,985       819,576
Long-term debt.....................       309,796       316,959       169,209        80,145        79,213
Promissory (subordinated) and
  installment notes payable........        83,804       124,422       172,579       185,366       186,335
Redeemable Class A common stock....        47,270        49,880        47,423         4,876         5,294
Redeemable Class B nonvoting common
  stock............................       177,779       195,643       187,259       114,053       113,062

---------------
(a) The net margins (loss) for fiscal years 1999, 1998 and 1997 include deductions of $26,196,000, $20,034,000 and $13,650,000, respectively, for merger integration costs.
(b) No patronage dividend was issued in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS COMBINATION

     On July 1, 1997, TruServ Corporation (the "Company"), formerly Cotter & Company ("Cotter") merged with Servistar Coast to Coast Corporation ("SCC") (the "Merger"). The transaction was accounted for using the purchase accounting method. Accordingly, the financial information for the years ended December 31, 1998 and 1999 reflect the results of the post-Merger Company and the financial information for the year ended December 31,1997 reflects the results of the pre-Merger Company for the twenty-six weeks ended June 28, 1997 and the results of the post-Merger Company for the twenty-six weeks ended December 31, 1997. To facilitate the comparison of results for 1999, 1998 and 1997, supplemental comparisons have been provided using pro forma financial information. This pro forma information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations that actually would have resulted had the Merger been in effect on the dates indicated, or which may result in the future.

                                            YEAR ENDED           YEAR ENDED                YEAR ENDED
                                         DECEMBER 31, 1999    DECEMBER 31, 1998        DECEMBER 31, 1997
                                         -----------------    -----------------    --------------------------
                                              ACTUAL               ACTUAL            ACTUAL      PRO FORMA(1)
                                         -----------------    -----------------    ----------    ------------
                                                                   (000'S OMITTED)
Revenue..............................       $4,502,326           $4,328,238        $3,331,686     $4,224,215
Gross margin.........................          181,465              298,135           241,020        284,356
Warehouse, general and administrative
  expense............................          215,560              204,520           148,767        175,774
Interest expense.....................           60,702               55,100            36,965         43,459
Merger integration costs.............           26,196               20,034            13,650             --
Net margin (loss)....................         (131,143)              20,480            42,716         67,357

---------------
(1) Assumes the Merger was consummated at January 1, 1997.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

  RESULTS OF OPERATIONS

     Revenues for the fiscal year 1999 totaled $4,502,326,000. This represented an increase of $174,088,000 or 4.0% compared to the comparable period last year. The increase was due primarily to increases in direct shipment sales, which increased 7.8% and lumber/building materials sales which increased 15.1%.

     Gross margins decreased by $116,670,000 or 39.1%, and as a percentage of revenues, decreased to 4.0% from 6.9% for the comparable period last year. The decrease in gross margin percentage was due to a change in sales mix, which consisted of an increase in direct shipment and lumber sales, which have lower gross margin percentages compared to handled merchandise. Also, gross margin was impacted by increased Member claims and other inventory adjustments that were related to the closing of distribution centers caused by the finalization of the distribution network strategy.

     Warehouse, general and administrative expenses remained consistent as a percent of revenue with the prior year at 4.8% and 4.7% respectively. The reduction of expense that began in 1998 continued in 1999 with headcount reductions and the elimination of fixed costs by closing and selling idle distribution centers and was offset by a $15.6 million reduction in capitalized warehouse, general and administrative expense due to inventory reduction.

     Interest paid to Members decreased by $1,892,000 or 11.5% primarily due to a lower average interest rate and lower principal balance. Other interest expense increased $7,494,000 due to an increase in the Company's borrowing rate.

     The gain on sale of properties totaled $11,724,000 for fiscal year 1999, and is attributable to the sale of redundant distribution centers and associated property.

     Income tax expense increased by $16,423,000 because of the uncertainty of the future realization of the tax benefit. The previously recorded tax asset related to the merger was written off due to the extent of the net operating loss that has occurred in 1999.

     The cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the start-up costs of converting the systems used by SCC distribution centers prior to the merger to those systems currently used by the Company. This reduction in net margins is in compliance with SOP 98-5, Reporting the Costs of Start-up Activities.

     Merger integration costs for the fiscal year 1999 were $26,196,000 compared to $20,034,000 for the comparable period last year. Merger integration costs consist of one time non-recurring expenses directly attributable to the Merger including distribution center closings, severance pay, information systems costs and general and administrative costs.

     The combination of decreased gross margins, as well as increased borrowing costs, increased income tax expense and the cumulative effect of a change in accounting principle resulted in a net loss of $131,143,000 compared to a net margin of $20,480,000 for the same period last year.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the year end December 31, 1999 was $177,695,000 compared to cash used for operating activities of $102,092,000 for the year ended December 31, 1998. As of December 31, 1999, inventories decreased by $112,703,000 as the Company completed its efforts to commonize inventory assortment and implement the Company's distribution network strategic plan. Accounts and notes receivable decreased by $63,059,000 due to improved collection efforts. The accounts payable increase of $52,175,000 is associated with improved terms with vendors and better inventory turns.

     Cash flows used for investing activities were $10,532,000. Total capital expenditures, including those made under capital leases, were $45,235,000 for the fiscal year 1999 compared to $71,343,000 during the comparable period in 1998. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters. Additionally, the company has sold four redundant distribution centers during fiscal 1999. Proceeds from the sale of these properties were $39,714,000. The Parksburg, Pennsylvania; Piedmont, South Carolina and Portland, Oregon distribution centers were sold in 1999. The Henderson, North Carolina distribution center was sold in 1999 and is currently being leased back to the Company.

     The cash flows generated from operations was used to reduce the Company's financing activities by $166,998,000. This decrease was in both long and short-term debt.

     At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended during March 1999. The borrowings under these agreements were $135,000,000 and $227,000,000 at December 31, 1999 and December 31, 1998, respectively.

     Under the senior notes and revolving credit facility the Company is required to meet certain financial ratios and covenants. The Company's lenders have waived compliance with certain covenants as of December 31, 1999 and amended and restated the debt agreements including increased interest rates, new financial ratios and covenants and the securitization of the Company's assets, which were finalized by the Company during April of 2000.

     At December 31, 1999, net working capital decreased to $79,240,000 from $241,533,000 at December 31, 1998. The current ratio decreased to 1.09 at December 31, 1999 compared to 1.26 at December 31, 1998.

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

YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $3,800,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt which totals approximately $150 million at December 31, 1999. A 50 basis point movement in the interest rates would result in an approximate $750,000 annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivables. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate in respect to member credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's consolidated financial statements and report of independent auditors are listed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior and executive officers of the Company are:

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Donald C. Belt.....................     53      Senior Vice President, Strategic and Business Initiatives
                                                since July, 1997. Prior position was with SCC as Senior
                                                Vice President, Marketing and Strategic Planning since
                                                1985.
Joe W. Blagg.......................     50      Chairman since January, 2000. Director since April, 1996.
                                                Term expires April, 2001.
James D. Burnett...................     64      Director since April, 1998. Term expires April, 2000.
                                                Nominated by the Board of Directors for reelection to a
                                                three-year term.
William M. Claypool, III...........     77      Director since March, 1970. Term expires April, 2000.
Jay B. Feinsod.....................     56      Director since July, 1997. Term expires April, 2001.
                                                Formerly Director of SCC since October, 1986.

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Thomas J. Filipski.................     51      Senior Vice President of Sales, Advertising and Marketing
                                                since August, 1999. Prior position was Vice President of
                                                Business Development since 1997.
Neil A. Hastie.....................     51      Senior Vice President, Chief Information Officer since
                                                December, 1999. Prior position was Director of E-Business
                                                since 1998.
William H. Hood....................     60      Director since July, 1997. Term expires April, 2000.
                                                Formerly Director of SCC since July, 1996. Nominated by the
                                                Board of Directors for reelection to a three-year term.
James D. Howenstine................     56      Vice-Chairman since January, 2000. Director since July,
                                                1997. Term expires April, 2002. Formerly Director of SCC
                                                since October, 1995.
Donald J. Hoye.....................     51      President and Chief Executive Officer since July, 1999.
                                                Director since January, 1999. Term expires April, 2002.
                                                Chief Operating Officer since January, 1999. Executive Vice
                                                President, Business Development since July, 1997. Prior
                                                position was with SCC as Executive Vice President.
Jerrald T. Kabelin.................     62      Director since April, 1985. Term expires April, 2002.
Peter G. Kelly.....................     56      Director since July, 1997. Term expires April, 2002.
                                                Formerly Director and Chairman of SCC since January, 1981.
                                                Formerly Vice-Chairman of the Company.
Leonard G. Kuhr....................     41      Senior Vice President, Finance and Chief Financial Officer
                                                since January, 2000. Prior position was Vice President, and
                                                Treasurer of a diversified health care distribution and
                                                services company.
Robert J. Ladner...................     53      Director since April, 1994. Term expires April, 2002.
                                                Formerly Chairman of Cotter & Company. Formerly
                                                Vice-Chairman of the Company.
Robert Ostrov......................     50      Chief Administrative Officer since April, 2000 and Senior
                                                Vice President since February, 1997. Prior position was
                                                Vice President of Human Resources for a retail company.
Brian T. Schnabel..................     47      Chief Operating Officer since March, 2000. Executive Vice
                                                President, Business Development since October, 1998. Prior position was President, and Chief Executive Officer for a
                                                manufacturing company.
John P. Semkus.....................     53      Senior Vice President, Operations since July, 1997. Prior
                                                position was Vice President Distribution and Transporta-
                                                tion.
George V. Sheffer..................     47      Director since July, 1994. Term expires April, 2000.
                                                Nominated by the Board of Directors for reelection to a
                                                three-year term.
Dennis A. Swanson..................     60      Director since April, 1995. Term expires April, 2001.
John B. Wake, Jr.  ................     44      Director since July, 1997. Term expires April, 2000.
                                                Formerly Director of SCC since May, 1996. Nominated by the
                                                Board of Directors for reelection to a three-year term.

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
John M. West, Jr. .................     47      Director since October, 1991. Term expires April, 2001.
Barbara B. Wilkerson...............     52      Director since July, 1997. Term expires April, 2001.
                                                Formerly Director of SCC since October, 1986.

---------------
During the past five years, the principal occupation of each director of the Company, other than Donald J. Hoye, was the operation of retail hardware stores or lumber/building materials stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Human Resource Development Committee of the Board of Directors (the "Committee") consists of four non-employee directors: Jay B. Feinsod, Jerrald T. Kabelin, Peter G. Kelly and Robert J. Ladner. In addition, Joe W. Blagg, served as an ex-officio member of the Committee. The Committee assists the Board of Directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the Company's pension and certain other benefit plans. The Committee calls upon outside consultants for assistance, as necessary.

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

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the Company's five most highly compensated executive officers during fiscal year 1999 and the total compensation paid to each such individual for the Company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                NAME AND                                                          OTHER          LONG-TERM
           PRINCIPAL POSITION               YEAR    SALARY(1)    BONUS(2)    COMPENSATION(3)    INCENTIVE(4)
           ------------------               ----    ---------    --------    ---------------    ------------
Daniel A. Cotter(5).....................    1999    $687,500     $     --       $ 21,271          $     --
  Chairman of the Board                     1998     655,000           --         29,786                --
  Chief Executive Officer thru 6/30/99      1997     612,500      345,000         13,100           843,750
Donald J. Hoye..........................    1999     500,000           --         38,418                --
  President and                             1998     408,750           --         58,395                --
  Chief Executive Officer as of 7/1/99      1997     180,000      144,300         89,000            29,880
Brian T. Schnabel.......................    1999     304,400      195,000         37,372                --
  Executive Vice President,                 1998      75,800       72,000        230,729                --
  Business Development                      1997          --           --             --                --
Daniel T. Burns(5)......................    1999     306,000       36,000         17,901                --
  Executive Vice President, Secretary       1998     263,500           --         26,085                --
  and General Counsel                       1997     252,800      188,020         11,125           139,040
Donald C. Belt..........................    1999     274,100       24,000         28,421                --
  Senior Vice President                     1998     262,800           --         59,520                --
  Strategic and Business Initiatives        1997     130,000       97,300         82,220            17,420
Robert Ostrov...........................    1999     244,000       36,000         19,302                --
  Senior Vice President,                    1998     234,000           --         15,020                --
  Human Resources                           1997     200,000       75,000          5,357                --

---------------
(1) Fiscal 1997 salary for Donald J. Hoye and Donald C. Belt is for the period from July 1, 1997 to December 31, 1997.

(2) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year. In 1997 special one-time bonuses were granted for the successful completion of the merger.

(3) Other compensation consists of Company contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "Savings Plan") and automobile allowances. Under the Savings Plan, each participant may elect to make a contribution in an amount of up to fifteen percent (15%) of his annual compensation, not to exceed $30,000 (including Company contributions) a year, of which $10,000 of the executive officer's salary in fiscal year 1999 may be deferred. The Company's contribution to the Savings Plan is equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation.

    In 1999 other compensation for Mr. Hoye and Mr. Belt consists primarily of a transition bonus of $20,000 and $10,000, respectively. For Mr. Schnabel the 1999 other compensation consists primarily of relocation payments of $23,380.

    In 1998 other compensation for Mr. Hoye and Mr. Belt consists primarily of a transition bonus of $40,000 and $20,000, respectively. For Mr. Schnabel the 1998 other compensation consists primarily of relocation payments of $228,116.

    In 1997 other compensation for Mr. Hoye and Mr. Belt consists primarily of $61,491 and $47,286, respectively for relocation payments.

(4) Long-term incentives for each open three year cycle were computed as of the effective date of the merger and paid on a pro-rata basis during the fiscal year.

(5) Daniel A. Cotter retired on December 31, 1999 and Daniel T. Burns retired on February 29, 2000.

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

LONG-TERM PERFORMANCE CASH AWARDS

     The Board of Directors adopted a long-term incentive plan for the officers of the Company. Officers are eligible for cash payouts based on a percentage of their annual salary if performance goals established for the plan are met. Performance goals for the current plans relate to the achievement of financial goals of sales growth, net earnings and cash flow. No awards were earned in 1999.

DEFINED BENEFIT RETIREMENT PLANS

     The Company has a defined benefit pension plan, the TruServ Corporation Defined Lump Sum Pension Plan (the "Plan"), which is qualified under the Code. The Plan was amended and restated effective January 1, 1998. The amount of the Company's annual contribution to the Plan is determined for the total of all participants covered by the Plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Plan. The Plan provides fully vested lump sum benefits to eligible employees who have served a minimum of five years of service. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Plan.

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

     The Company amended and restated effective July 24, 1998, a Supplemental Retirement Plan (the "Supplemental Plan") for certain employees as designated by the Company's President and Chief Executive Officer. The Plan was amended on July 1, 1997 to include certain former SCC employees. For each year of service, participants receive a percentage of their "average compensation" in the form of a lump sum. The percentages are 33 percent of average compensation for years of service performed prior to age 55, to 42 percent of average compensation for years of service performed at or after age 55. Service is limited to 20 years, and the maximum aggregate percentage is 660%. This amount is reduced by any benefits payable under the Plan and eight times the participant's primary Social Security benefit. "Average Compensation" for the Supplemental Plan is defined the same as for the Plan, as discussed above. The benefits under the Supplemental Plan cannot be less than benefits already earned by the participant under the Supplemental Plan as it existed prior to its amendment.

     The Supplemental Plan is not a qualified plan under the Code. Benefits payable under the Supplemental Plan will be financed through internal operations. The estimated annual retirement benefits which may be payable pursuant to the Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts which may be considered under the Plan in determining retirement benefits. This limit was $160,000 for 1999. Section 415 of the Code outlines the maximum annual benefit which may be payable from the Plan during the year; the dollar limit is $135,000 for 2000 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the Plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                                  YEARS OF SERVICE
                 AVERAGE                      --------------------------------------------------------
               COMPENSATION                      10          15          20          25          30
------------------------------------------    --------    --------    --------    --------    --------
$1,000,000................................    $392,152    $545,467    $613,260    $613,260    $613,260
   900,000................................     352,242     489,878     550,544     550,544     550,544
   800,000................................     312,331     434,288     487,827     487,827     487,827
   700,000................................     272,421     378,699     425,111     425,111     425,111
   600,000................................     232,511     323,110     362,395     362,395     362,395
   500,000................................     192,600     267,520     299,679     299,679     299,679
   400,000................................     152,690     211,931     236,962     236,962     236,962
   300,000................................     112,780     156,341     174,246     174,246     174,246
   200,000................................      72,869     100,752     111,530     111,530     111,530
   100,000................................      32,959      45,163      48,814      48,814      48,814

     The present credited years of service for the officers listed in the above table are as follows: Daniel A. Cotter, 33 years; Donald J. Hoye, 29 years; Daniel T. Burns, 19 years; Donald C. Belt, 15 years; Robert Ostrov, 3 years; Brian T. Schnabel, 1 year.

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

     In fiscal year 1999 directors of the Company were each paid $2,000 per month and advisory board members received $1,000 per month. The two Vice Chairmen of the Board are each paid to a maximum of $54,000 per year, when serving in the capacity as Vice Chairmen.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 26, 2000, each of the directors of the Company, except for Donald J. Hoye, was the beneficial owner of 60 shares of Class A common stock of the Company comprising .3% of such shares issued and outstanding. No executive officer owns any shares of Class A common stock.

     The directors own in the aggregate approximately .5% of Class B nonvoting common stock as of February 26, 2000. No executive officer owns any shares of Class B nonvoting common stock.

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

                                        TRUSERV CORPORATION

                                        By:         /s/  LEONARD G. KUHR
                                          --------------------------------------
                                                     Leonard G. Kuhr,
                                                Senior Vice President and
                                                 Chief Financial Officer
DATED: April 14, 2000

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

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

                 /s/ DONALD J. HOYE                      President, Chief Executive         April 14, 2000
-----------------------------------------------------      Officer and Director
                   Donald J. Hoye

                 /s/ LEONARD G. KUHR                     Senior Vice President and Chief    April 14, 2000
-----------------------------------------------------      Financial Officer
                   Leonard G. Kuhr

                  /s/ JOE W. BLAGG                       Director                           April 14, 2000
-----------------------------------------------------
                    Joe W. Blagg

                /s/ JAMES D. BURNETT                     Director                           April 14, 2000
-----------------------------------------------------
                  James D. Burnett

            /s/ WILLIAM M. CLAYPOOL, III                 Director                           April 14, 2000
-----------------------------------------------------
              William M. Claypool, III

                 /s/ JAY B. FEINSOD                      Director                           April 14, 2000
-----------------------------------------------------
                   Jay B. Feinsod

                 /s/ WILLIAM H. HOOD                     Director                           April 14, 2000
-----------------------------------------------------
                   William H. Hood

               /s/ JAMES D. HOWENSTINE                   Director                           April 14, 2000
-----------------------------------------------------
                 James D. Howenstine

               /s/ JERRALD T. KABELIN                    Director                           April 14, 2000
-----------------------------------------------------
                 Jerrald T. Kabelin

                 /s/ PETER G. KELLY                      Director                           April 14, 2000
-----------------------------------------------------
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Director                           April 14, 2000
-----------------------------------------------------
                  Robert J. Ladner

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

                /s/ GEORGE V. SHEFFER                    Director                           April 14, 2000
-----------------------------------------------------
                  George V. Sheffer

                /s/ DENNIS A. SWANSON                    Director                           April 14, 2000
-----------------------------------------------------
                  Dennis A. Swanson

                /s/ JOHN B. WAKE, JR.                    Director                           April 14, 2000
-----------------------------------------------------
                  John B. Wake, Jr.

                /s/ JOHN M. WEST, JR.                    Director                           April 14, 2000
-----------------------------------------------------
                  John M. West, Jr.

              /s/ BARBARA B. WILKERSON                   Director                           April 14, 2000
-----------------------------------------------------
                Barbara B. Wilkerson

ITEM 14(A). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  PAGE(S)
                                                                  -------
Report of Independent Auditors..............................    F-2
Consolidated Balance Sheet at December 31, 1999 and December
  31, 1998..................................................    F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 1999...............    F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 1999...............    F-5
Consolidated Statement of Capital Stock and Retained
  Earnings (Deficit) for each of the three years in the
  period ended December 31, 1999............................    F-6
Notes to Consolidated Financial Statements..................    F-7 to F-19

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
TruServ Corporation

     We have audited the accompanying consolidated balance sheets of TruServ Corporation (formerly Cotter & Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows, and capital stock and retained earnings (deficit) for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TruServ Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for start-up costs.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
April 14, 2000

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Current assets:
  Cash and cash equivalents.................................   $    1,815     $    1,650
  Accounts and notes receivable, net........................      460,419        537,811
  Inventories...............................................      482,415        595,118
  Other current assets......................................        9,937         36,047
                                                               ----------     ----------
          Total current assets..............................      954,586      1,170,626
Properties, less accumulated depreciation...................      244,845        255,405
Goodwill, net...............................................      114,537        117,468
Other assets................................................       34,179         57,265
                                                               ----------     ----------
          Total assets......................................   $1,348,147     $1,600,764
                                                               ==========     ==========

                             LIABILITIES AND CAPITALIZATION

Current liabilities:
  Accounts payable..........................................   $  544,904     $  492,729
  Accrued expenses..........................................       75,347         73,092
  Short-term borrowings.....................................      167,007        258,147
  Current maturities of notes, long-term debt and capital
     lease obligations......................................       88,088         90,618
  Patronage dividend payable in cash........................           --         14,507
                                                               ----------     ----------
          Total current liabilities.........................      875,346        929,093
Long-term debt, including capital lease obligations.........      309,796        316,959
Capitalization:
  Promissory (subordinated) and installment notes...........       83,804        124,422
  Class A common stock, net of subscriptions receivable;
     authorized 750,000 shares; issued and fully paid
     405,060 and 379,680 shares; issued 106,380 shares and
     178,020 shares (net of receivable of $3,874,000 and
     $5,890,000)............................................       47,270         49,880
  Class B nonvoting common stock and paid-in capital;
     authorized 4,000,000 shares; issued and fully paid
     1,764,797 and 1,748,326 shares; issuable as partial
     payment of patronage dividends 195,118 shares at
     December 31, 1998......................................      177,779        195,643
Deferred patronage..........................................      (14,063)       (14,438)
Retained Earnings (Deficit).................................     (130,939)           579
Accumulated other comprehensive loss........................         (846)        (1,374)
                                                               ----------     ----------
          Total capitalization..............................      163,005        354,712
                                                               ----------     ----------
          Total liabilities and capitalization..............   $1,348,147     $1,600,764
                                                               ==========     ==========

                 See Notes to Consolidated Financial Statements

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
                                                                       (000'S OMITTED)
Revenues................................................   $4,502,326     $4,328,238     $3,331,686
                                                           ----------     ----------     ----------
Cost and expenses:
  Cost of revenues......................................    4,320,861      4,030,103      3,090,666
  Warehouse, general and administrative.................      215,560        204,520        148,767
  Interest paid to Members..............................       14,498         16,390         17,865
  Other interest expense................................       46,204         38,710         19,100
  Gain on sale of properties............................      (11,724)          (954)          (990)
  Other income, net.....................................       (1,630)        (1,642)        (1,688)
  Income tax expense....................................       17,020            597          1,600
                                                           ----------     ----------     ----------
                                                            4,600,789      4,287,724      3,275,320
                                                           ----------     ----------     ----------
Net margin (loss) before merger integration costs and
  cumulative effect of a change in accounting
  principle.............................................      (98,463)        40,514         56,366
Merger integration costs................................       26,196         20,034         13,650
                                                           ----------     ----------     ----------
Net margin (loss) before cumulative effect of a change
  in accounting principle...............................     (124,659)        20,480         42,716
Cumulative effect on prior years of a change in
  accounting principle..................................        6,484             --             --
                                                           ----------     ----------     ----------
Net margin (loss).......................................   $ (131,143)    $   20,480     $   42,716
                                                           ==========     ==========     ==========

                 See Notes to Consolidated Financial Statements

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
                                                                       (000'S OMITTED)
Operating activities:
  Net margins (loss)....................................   $(131,143)     $  20,480      $  42,716
  Adjustments to reconcile net margins (loss) to cash
     and cash equivalents from operating activities:
     Depreciation and amortization......................      41,471         32,452         25,451
     Provision for losses on accounts and notes
       receivable.......................................       5,148          2,808          2,361
     Changes in operating assets and liabilities -- net
       of acquisition in 1997:
       Accounts and notes receivable....................      63,059        (69,585)        47,288
       Inventories......................................     112,703        (52,572)       (33,953)
       Accounts payable.................................      52,175         36,823        (28,464)
       Other current assets.............................      26,110        (19,795)         1,277
       Accrued expenses.................................       2,229        (50,498)       (35,463)
     Other adjustments, net.............................       5,943         (2,205)        (1,442)
                                                           ---------      ---------      ---------
          Net cash and cash equivalents provided by
            (used for) operating activities.............     177,695       (102,092)        19,771
                                                           ---------      ---------      ---------
Investing activities:
  Additions to properties owned.........................     (44,930)       (70,733)       (38,493)
  Proceeds from sale of properties owned................      39,714         32,645          2,628
  Changes in other assets...............................      (5,316)        (5,923)        (8,494)
                                                           ---------      ---------      ---------
          Net cash and cash equivalents used for
            investing activities........................     (10,532)       (44,011)       (44,359)
                                                           ---------      ---------      ---------
Financing activities:
  Payment of patronage dividend.........................     (14,507)       (12,142)       (20,619)
  Payment of notes, long-term debt and lease
     obligations........................................     (57,340)       (41,966)      (179,363)
  Proceeds from long-term borrowings....................         731        158,821        102,897
  Increase (decrease) in short-term borrowings..........     (91,140)        42,680        142,755
  Purchase of common stock..............................      (5,359)        (3,618)       (24,585)
  Proceeds from sale of Class A common stock............         617          1,754          4,065
                                                           ---------      ---------      ---------
          Net cash and cash equivalents provided by
            (used for) financing activities.............    (166,998)       145,529         25,150
                                                           ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents....         165           (574)           562
Cash and cash equivalents at beginning of year..........       1,650          2,224          1,662
                                                           ---------      ---------      ---------
Cash and cash equivalents at end of year................   $   1,815      $   1,650      $   2,224
                                                           =========      =========      =========

                 See Notes to Consolidated Financial Statements

                              TRUSERV CORPORATION

    CONSOLIDATED STATEMENT OF CAPITAL STOCK AND RETAINED EARNINGS (DEFICIT)

                                    COMMON STOCK                               ACCUMULATED        TOTAL
                                   $100 PAR VALUE                 RETAINED        OTHER       COMPREHENSIVE
                                 ------------------   DEFERRED    EARNINGS    COMPREHENSIVE      INCOME
                                 CLASS A   CLASS B    PATRONAGE   (DEFICIT)       LOSS           (LOSS)
                                 -------   --------   ---------   ---------   -------------   -------------
                                                              (000'S OMITTED)
Balances at December 28,
  1996.........................  $ 4,876   $114,053   $     --    $   1,751      $ (840)
Net margins....................                                      42,716                     $  42,716
Foreign currency translation
  adjustment...................                                                    (216)             (216)
Patronage dividend.............              26,304                 (43,782)
Stock issued for increase in
  Class A requirements.........   23,100    (23,100)
Stock issued for paid-up
  subscriptions................    8,386
Stock issued due to
  acquisition, net of stock
  subscription receivable......   13,608    117,067
Stock purchased and retired....   (2,547)   (47,065)
                                 -------   --------   --------    ---------      ------         ---------
Balances at December 31,
  1997.........................   47,423    187,259         --          685      (1,056)        $  42,500
                                                                                                =========
Net margins....................                                      20,480                     $  20,480
Foreign currency translation
  adjustment...................                                                    (318)             (318)
Patronage dividend.............              19,512    (14,438)     (20,586)
Stock issued for increase in
  Class A requirements.........      781       (781)
Stock issued for paid-up
  subscriptions................    6,637
Stock purchased and retired....   (4,961)   (10,347)
                                 -------   --------   --------    ---------      ------         ---------
Balances at December 31,
  1998.........................   49,880    195,643    (14,438)         579      (1,374)        $  20,162
                                                                                                =========
Net (loss).....................                                    (131,143)                    $(131,143)
Foreign currency translation
  adjustment...................                                                     528               528
Amortization of deferred
  patronage....................                            375         (375)
Stock issued for paid-up
  subscriptions................    2,881
Stock purchased and retired....   (5,491)   (17,864)
                                 -------   --------   --------    ---------      ------         ---------
Balances at December 31,
  1999.........................  $47,270   $177,779   $(14,063)   $(130,939)     $ (846)        $(130,615)
                                 =======   ========   ========    =========      ======         =========

Class A common stock amounts are net of unpaid amounts of $3,874,000 relating to 106,380 issued shares at December 31, 1999; $5,890,000 relating to 178,020 issued shares at December 31, 1998; $6,289,000 relating to 149,875 issued shares at December 31, 1997; and $1,000 for 290 subscribed shares at December 28, 1996.

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

     On July 1, 1997, TruServ Corporation, formerly Cotter & Company ("Cotter"), merged with ServiStar Coast to Coast Corporation ("SCC") (the "Merger"). SCC was a hardware wholesaler with a strong presence in retail lumber and building materials. The transaction was accounted for using the purchase accounting method. The Consolidated Balance Sheet at December 31, 1999 and December 31, 1998 reflect the post-Merger Company. The Consolidated Statements of Operations and Cash Flows for the years ended December 31, 1999 and December 31, 1998 reflect the results of the post-Merger Company. The Consolidated Statements of Operations and Cash Flows for the year ended December 31, 1997 reflect the results of the post-Merger Company, which include the results of the former SCC since July 1, 1997. The significant accounting policies of the Company are summarized below:

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

     In connection with the purchase business combination, an estimated liability of $38,200,000 was recognized for costs associated with the Merger plan. During 1998, an adjustment was recorded reducing this liability and goodwill by $2,500,000. The Merger plan specifies the elimination of certain former SCC employment positions, approximately 1,500 in total, substantially within one year. As of December 31, 1999, approximately 99% of these employees have been terminated resulting in a $13,648,000 charge against the liability. The Merger plan specifies the closure of four redundant former SCC distribution centers substantially within a one-year period. Distribution center closing costs include net occupancy and other costs after facilities are vacated. As of December 31, 1999, four distribution centers have been closed and $3,569,000 relating to distribution center closing costs has been charged against the liability. As of December 31, 1999, additional costs of $17,800,000 related to moving and relocation and the closure of the former SCC headquarters have been charged against the liability. The remaining liability balance at December 31, 1999 of $683,000 is for costs expected to be incurred in the first quarter of 2000 in connection with elimination of the remaining employment positions. Merger integration costs of $26,196,000 and $20,034,000 for the years ended

                              TRUSERV CORPORATION

December 31, 1999 and 1998, respectively, consist of one time non-recurring expenses directly attributable to the Merger including former Cotter distribution center closings, severance pay, information service costs and general and administrative costs.

  Consolidation

     The consolidated financial statements include the accounts of the Company and all wholly owned subsidiaries. The consolidated financial statements also include the accounts of TruServ Canada Cooperative, Inc., a Canadian Member-owned wholesaler of hardware, variety and related merchandise, in which the Company has a majority equity interest.

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

  Patronage Dividend

     No Patronage dividends were declared for fiscal year ended December 31, 1999. Patronage dividends earned for fiscal year 1998 were declared and were paid to TruServ Members in the first quarter of 1999 with at least thirty percent of the patronage dividend paid in cash and the remainder paid through the issuance of the Company's Class B nonvoting common stock. The Class B nonvoting common stock for December 31, 1998 patronage dividend has been designated as non-qualified notices of allocation and are not taxable to the Member until redeemed at a future date. The non-qualified notices in addition to not being taxable will be included as part of a Member's required investment in Class B nonvoting common stock. Any further distributions after meeting the Class B nonvoting common stock requirements agreed upon in the Merger Agreement will be in cash rather than in promissory notes. TruServ follows the practice of accounting for deferred patronage charges and credits as a separate component of capitalization. Deferred patronage consists of net charges and expenses primarily related to the merger integration process which are included in the computation of net margin in different periods for financial statement purposes than for patronage purposes.

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

     In view of current circumstances, the Company has initiated a moratorium on the redemption of its stock. The Board of Directors will review this matter from time to time in light of the then current financial circumstances of the Company.

  Cash equivalents

     The Company classifies its temporary investments in highly liquid debt instruments, with an original maturity of three months or less, as cash equivalents.

  Inventories

     Inventories are stated at the lower of cost, determined on the 'first-in, first-out' basis, or market.

                              TRUSERV CORPORATION

  Properties

     Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements -- 10 to 40 years; machinery and warehouse, office and computer equipment -- 5 to 10 years; transportation equipment -- 3 to 7 years; and leasehold improvements -- the life of the lease without regard to options for renewal.

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 40 years. Amortization of goodwill was approximately $2,931,000 and $2,738,000 for the years ended December 31, 1999 and 1998, respectively.

  Asset Impairment

     For purposes of determining impairment, management groups long-lived assets based on a geographic region or revenue producing activity as appropriate. Such review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) were not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the region or activity, such assets would be determined to be impaired and would be written down to fair value. There was no asset impairment as of December 31, 1999.

  Start-up Costs

     In April 1998, the AICPA issued SOP 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs were written off as a cumulative effect of an accounting change as of January 1, 1999 and resulted in an increase of 1999 net loss of approximately $6,500,000.

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

                              TRUSERV CORPORATION

2. INVENTORIES

     Inventories consisted of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Manufacturing inventories:
  Raw materials.............................................    $  2,473       $  4,331
  Work-in-process and finished goods........................      39,945         46,942
                                                                --------       --------
                                                                  42,418         51,273
Merchandise inventories.....................................     439,997        543,845
                                                                --------       --------
                                                                $482,415       $595,118
                                                                ========       ========

3. PROPERTIES

     Properties consisted of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Buildings and improvements..................................    $193,676       $216,765
Machinery and warehouse equipment...........................     100,705         96,513
Office and computer equipment...............................     152,439        151,515
Transportation equipment....................................      38,913         40,013
                                                                --------       --------
                                                                 485,733        504,806
Less accumulated depreciation...............................     252,834        263,668
                                                                --------       --------
                                                                 232,899        241,138
Land........................................................      11,946         14,267
                                                                --------       --------
                                                                $244,845       $255,405
                                                                ========       ========

                              TRUSERV CORPORATION

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Senior Notes:
  9.10%/8.60%...............................................    $ 36,000       $ 40,000
  7.88%/7.38%...............................................      50,000         50,000
  7.41%/6.91%...............................................      25,000         25,000
  7.35%/6.85%...............................................     105,000        105,000
  7.29%/6.79%...............................................      50,000         50,000
  7.23%/6.73%...............................................      25,000         25,000
Variable term loan (6.21%)..................................          --          6,200
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 5.15% to 7.47%..........      28,712         28,655
Industrial Revenue Bonds (4.50%)............................       4,000          4,000
Other, including capital lease obligations..................       5,000          9,456
                                                                --------       --------
                                                                 328,712        343,311
Less amounts due within one year............................      18,916         26,352
                                                                --------       --------
                                                                $309,796       $316,959
                                                                ========       ========

     The principal payments for the 9.10/8.60% senior note are due quarterly in incrementally increasing amounts through maturity in 2007, the 7.88%/7.38% senior note are due annually in the amount of $4,545,000 starting in 2002 through maturity in 2012, the 7.41%/6.91% senior note are due annually in the amount of $3,571,000 starting November 2001 until maturity in 2007, the 7.35%/6.85% senior note are due annually in the increasing amounts starting January 2002 through maturity in July 2008, the 7.29%/6.79% senior note are due annually in the amount of $10,000,000 starting June 2006 until June 2010, and the 7.23%/6.73% senior note is due in full in November 2002. The variable term loan was paid in 1999.

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

     Total maturities of long-term debt for fiscal years 2000, 2001, 2002, 2003, 2004 and thereafter are $18,916,000 $18,948,000, $51,329,000, $34,871,000,
$28,217,000, and $176,431,000, respectively.

     At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. The borrowings under the agreement were $135,000,000 and $227,000,000 at December 31, 1999 and 1998,
respectively. A commitment fee of .025% per annum is paid on the unused portion of the commitments. Also, the Company has borrowings from a Commercial Paper program of $19,000,000 and $25,000,000 at December 31, 1999 and 1998,
respectively. The weighted average interest rate on these borrowings was 7.3% and 6.0%, respectively.

     Under the senior notes and revolving credit facility the Company is required to meet certain financial ratios and covenants. The Company's lenders have waived compliance with certain covenants as of December 31, 1999 and amended and restated the debt agreements including increased interest rates, new

                              TRUSERV CORPORATION
financial ratios and covenants and the securitization of the Company's assets, which were finalized by the Company during April of 2000.

     The Company provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. The amount guaranteed was approximately $6,443,000 and $9,224,000 as of December 31, 1999 and 1998, respectively.

     See note 7 regarding the fair value of financial instruments.

5. LEASE COMMITMENTS

     The Company rents buildings and warehouses, office, computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term non-cancelable operating leases, together with the present value of the net minimum lease payments as of December 31, 1999:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                                (000'S OMITTED)
  2000......................................................  $2,502    $ 23,002
  2001......................................................   1,076      21,844
  2002......................................................     748      18,988
  2003......................................................     392      14,787
  2004......................................................     378      11,775
  Thereafter................................................     370      67,114
                                                              ------    --------
Net minimum lease payments..................................  $5,466    $157,510
                                                                        ========
Less amount representing interest...........................     466
                                                              ------
Present value of net minimum lease payments.................   5,000
Less amount due within one year.............................   2,300
                                                              ------
                                                              $2,700
                                                              ======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value which is related to lessor's book value at expiration of the lease term. During 1999, the Company entered into an agreement for the sale and leaseback of its Henderson facility, which resulted in a recognized loss of $1,295,000. The 30 month Henderson lease commenced in May, 1999 and has annual payments of approximately $612,000. During 1998, the Company entered into an agreement for the sale and leaseback of its Harvard facility. The $2,139,000 gain realized on the sale has been deferred and will be amortized over the 15-year lease term. The lease commenced in November, 1998 and has annual payments of approximately $2,700,000.

     The Hagerstown, Maryland distribution center is subject to a synthetic lease. The lease payment commitments are for three years with two one-year renewal options. All obligations under this lease arrangement are guaranteed by the Company.

     Rent expense under operating leases was $31,702,000, $28,291,000 and $19,890,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

                              TRUSERV CORPORATION

6. CAPITALIZATION

     Promissory (subordinated) and installment notes consisted of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Promissory (subordinated) notes:
  Due on December 31, 1999 -- 7.86%.........................    $     --       $ 13,871
  Due on December 31, 1999 -- 8.00%.........................          --         23,361
  Due on December 31, 1999 -- 8.20%.........................          --         21,804
  Due on December 31, 2000 -- 6.50%.........................      21,823         22,157
  Due on December 31, 2000 -- 7.42%.........................      14,019         14,366
  Due on December 31, 2000 -- 7.58%.........................      27,271         27,711
  Due on December 31, 2001 -- 5.74%.........................      14,514         15,785
  Due on December 31, 2001 -- 8.06%.........................      22,448         22,821
  Due on December 31, 2002 -- 7.86%.........................      24,559             --
Term (subordinated) notes
  Due on June 30, 2002 -- 8.06%.............................      12,513         13,001
Installment notes at interest rates of 4.75% to 8.20% with
  maturities through 2003...................................      15,829         13,811
                                                                --------       --------
                                                                 152,976        188,688
Less amounts due within one year............................      69,172         64,266
                                                                --------       --------
                                                                $ 83,804       $124,422
                                                                ========       ========

     Prior to 1997, promissory notes were issued for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The Company anticipates that this practice of extending notes will continue.

     Total maturities of promissory and installment notes for fiscal years 2000, 2001, 2002 and 2003 are $69,172,000, $41,818,000, $40,567,000, and $1,419,000
respectively.

     Term notes were issued in connection with the redemption of excess B stock. Term notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the Company as specified by its Board of Directors.

     See note 7 regarding the fair value of financial instruments.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments approximate fair value. Fair value was estimated using discounted cash flow analyses, based on the Company's incremental borrowing rate for similar borrowings.

                              TRUSERV CORPORATION

8. INCOME TAXES

     Significant components of the provision (benefit) for income taxes are as follows:

                                                             FOR THE YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
                                                               (000'S OMITTED)
Current:
  State.........................................    $   460         $  710         $  491
  Foreign.......................................        281            290            343
                                                    -------         ------         ------
  Total current.................................        741          1,000            834
                                                    -------         ------         ------
Deferred:
  Federal.......................................     14,010             --            703
  State.........................................      2,472             --            124
  Foreign.......................................       (203)          (403)           (61)
                                                    -------         ------         ------
  Total deferred................................     16,279           (403)           766
                                                    -------         ------         ------
                                                    $17,020         $  597         $1,600
                                                    =======         ======         ======

     The Company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividend based on margins from business done with or for Members and for the redemption of nonqualified notices of allocation. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% in fiscal year 1999, 1998 and 1997 is as follows:

                                                             FOR THE YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
                                                               (000'S OMITTED)
Tax at U.S. statutory rate......................    $    --        $  7,377       $ 15,511
Effects of:
  Patronage dividend............................         --         (12,258)       (15,324)
  State income taxes, net of federal tax
     benefit....................................      1,906             462            400
  Increase in valuation allowance...............     14,010           3,714             --
  Other, net....................................      1,104           1,302          1,013
                                                    -------        --------       --------
                                                    $17,020        $    597       $  1,600
                                                    =======        ========       ========

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards which expire in years through 2019; alternative minimum tax credit carryforwards and nonqualified notices of allocations, which do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. To the extent tax benefits are subsequently recognized in excess of the net deferred tax assets, approximately $28,800,000 of the reduction in the valuation

                              TRUSERV CORPORATION
allowance for deferred tax assets will result in a reduction of goodwill. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
                                                                       (000'S OMITTED)
Deferred tax assets:
  Net operating loss carryforwards......................    $ 65,569       $ 15,868       $  9,937
  AMT credit carryforward...............................         553            911            911
  Nonqualified notices of allocation....................      13,830         16,697          6,890
  Bad debt provision....................................       2,129          2,049          3,305
  Vacation pay..........................................       3,460          3,122          3,225
  Contributions to fund retirement plans................         792          3,871            627
  Rent expense..........................................       2,289          2,072          1,819
  Merger-related valuations and accruals................       2,141          5,865         21,656
  Inventory capitalization..............................       2,808             --             --
  Other.................................................       4,156          3,752          1,280
                                                            --------       --------       --------
Total deferred tax assets...............................      97,727         54,207         49,650
Valuation allowance for deferred tax assets.............     (93,213)       (33,067)       (25,000)
                                                            --------       --------       --------
Net deferred tax assets.................................       4,514         21,140         24,650
Deferred tax liabilities:
  Tax depreciation in excess of book....................       3,383          1,450          5,102
  Inventory capitalization..............................          --          1,725          1,725
  Other.................................................       1,131          1,475          1,333
                                                            --------       --------       --------
Total deferred tax liabilities..........................       4,514          4,650          8,160
                                                            --------       --------       --------
Net deferred taxes                                          $     --       $ 16,490       $ 16,490
                                                            ========       ========       ========

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

     The patronage dividend and promissory (subordinated) and redeemable (subordinated) term note renewals relating to non-cash operating and financing activities are as follows:

                                                             FOR THE YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
                                                               (000'S OMITTED)
Patronage dividend payable in cash..............    $     --       $14,507        $ 12,142
Promissory (subordinated) notes.................      (5,436)       (3,252)          7,511
Class B nonvoting common stock..................     (15,974)        9,950         (21,592)
Installment notes...............................       9,722         5,532          11,742
Member indebtedness.............................      11,688         8,287          29,502
                                                    --------       -------        --------
                                                    $     --       $35,024        $ 39,305
                                                    ========       =======        ========
Note renewals and interest rollover.............    $ 36,385       $24,058        $ 22,240
                                                    ========       =======        ========

     The Company's non-cash financing and investing activities in fiscal years 1999 and 1998 include, respectively, a $305,000 and $610,000 acquisition of transportation equipment by entering into capital leases.

                              TRUSERV CORPORATION

     Cash paid for interest during fiscal years 1999, 1998, and 1997 totaled $58,730,000, $52,722,000, and $34,693,000, respectively. Cash paid for income taxes during fiscal years 1999, 1998, and 1997 totaled $848,000, $903,000, and $1,148,000, respectively.

10. RETIREMENT PLANS

     The change in the benefit obligation and plan assets for the Company administered pension plans consisted of:

                                                                  FOR THE YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Change in benefit obligation:
  Projected benefit obligation at beginning of year.........    $200,951       $189,838
  Service cost..............................................       8,377          7,418
  Interest cost.............................................      12,312         13,259
  Benefit payments..........................................      (7,382)        (5,713)
  Actuarial losses (gains)..................................     (23,601)        25,503
  Curtailments..............................................       2,495             --
  Settlements...............................................     (34,022)       (29,354)
  Special Retirement Benefits...............................       1,597             --
                                                                --------       --------
  Projected benefit obligation at end of year...............    $160,727       $200,951
                                                                --------       --------
Change in plan assets:
  Fair value of plan assets at beginning of year............    $196,953       $198,170
  Actual return on assets...................................      16,891         31,454
  Employer contributions....................................       5,986          2,396
  Benefit payments..........................................      (7,382)        (5,713)
  Settlements...............................................     (34,022)       (29,354)
                                                                --------       --------
  Fair value of plan assets at end of year..................    $178,426       $196,953
                                                                --------       --------
Reconciliation of Funded Status:
  Funded status.............................................    $ 17,699       $ (3,998)
  Unrecognized transition asset.............................      (2,642)        (3,883)
  Unrecognized prior service cost...........................       6,743          7,840
  Unrecognized actuarial gain...............................     (23,781)        (6,236)
                                                                --------       --------
  Accrued benefit cost......................................    $ (1,981)      $ (6,277)
                                                                ========       ========

                              TRUSERV CORPORATION

     The components of net pension cost for the Company administered pension plans consisted of:

                                                             FOR THE YEARS ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           1998           1997
                                                  ------------   ------------   ------------
                                                               (000'S OMITTED)
Components of net periodic pension cost:
  Service cost..................................    $  8,377       $  7,418       $  6,511
  Interest cost.................................      12,312         13,259         10,386
  Expected return on assets.....................     (15,951)       (16,083)       (12,677)
  Amortization of transition assets.............        (720)          (835)          (835)
  Amortization of prior service cost............         984            984            795
  Amortization of actuarial loss................          53             --             79
  Curtailment loss..............................         112             --             --
  Settlement gain...............................      (5,075)        (1,745)            --
                                                    --------       --------       --------
          Net pension cost......................    $     92       $  2,998       $  4,259
                                                    ========       ========       ========

     One of the Company's pension plans is the supplemental executive retirement plan ("SERP"), which is an unfunded defined benefit plan. The funded status in the table above is net of an accrued pension expense liability of $10,165,000 and $13,266,000 related to the SERP at December 31, 1999 and 1998, respectively.

     The Company also participates in union-sponsored defined contribution plans. Pension costs related to these plans were $315,000, $861,000 and $654,000 for fiscal years 1999, 1998 and 1997, respectively.

                                                                   PENSION BENEFITS
                                                                  FOR THE YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Weighted average assumptions:
  Discount rate.............................................      8.00%          6.75%
  Expected return on assets.................................      9.50%          9.50%
  Rate of compensation increase.............................      4.50%          4.50%

                                                                    OTHER BENEFITS
                                                                  FOR THE YEARS ENDED
                                                              ---------------------------
                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
Weighted average assumptions:
  Discount rate.............................................      8.00%          6.75%
  Medical trend rate........................................      5.00%          5.00%

     The Company sponsors a defined benefit retirement medical plan for those SCC employees and former employees that met certain age and service criteria as of the Merger dated July 1, 1997. The plan was frozen effective with the Merger.

     The components of the retiree medical plan costs for the Company administered plan consist of interest cost of $335,000 with no curtailment gain in 1999, compared to an interest cost of $351,000 and a curtailment gain totaling $1,582,000 for a $1,231,000 benefit in 1998.

     The accumulated post retirement benefit obligation ("APBO") of $6,646,000 on December 31, 1997 was reduced in 1998 by a curtailment gain of $1,582,000 and claims paid of $500,000 offset by interest cost of $351,000 and an actuarial loss of $274,000, for an APBO of $5,189,000 at December 31, 1998. Reductions to the APBO in 1999 were an actuarial gain of $510,000 and claims paid of $460,000, offset by interest cost of $335,000, for an APBO of $4,554,000 at December 31, 1999.

                              TRUSERV CORPORATION

     The funded status at December 31, 1998 was a liability of $4,922,000, which includes the APBO of $5,189,000 offset by an unrecognized actuarial loss of $267,000. The funded status at December 31, 1999 was a liability of $4,797,000, which includes the APBO of $4,554,000 plus an unrecognized actuarial gain of $243,000.

     The plan has no assets. During 1999 and 1998, the Company contributed to the plan $460,000 and $500,000, respectively, and there were benefit payments of $460,000 and $500,000, respectively.

     The effect of a 1% increase in the medical trend rate would increase service and interest cost components by $16,000 and postretirement benefit obligation by $234,000. The effect of a 1% decrease in the medical trend rate would decrease service and interest cost components by $13,000 and postretirement benefit obligation by $189,000.

11. SEGMENT INFORMATION

     Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information," requires companies to report financial and descriptive information about its reportable operating segments, including segment profit or loss, certain specific revenue and expense items, and segment assets, as well as information about the revenues derived from the Company's products and services, information about geographic areas and information about major customers. This statement requires the use of the management approach to determine the information to be reported. The management approach is based on the way management organizes the enterprise to assess performance and make operating decisions regarding the allocation of resources. It is management's opinion that, at this time, the Company has several operating segments, however only one reportable segment. The following discussion sets forth the required single segment information:

          The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States, operations outside the United States were immaterial, with 1999 net sales of $4.5 billion. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 37% of total sales); (2) direct shipment sales (approximately 58% of total sales); and (3) relay sales (approximately 5% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) is not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

                              TRUSERV CORPORATION

     The Company's product offerings, comprised of more than 72,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandises which are set forth, with their corresponding percentage of total revenues in the following table:

                                                              FOR THE FISCAL YEARS
                                                              ---------------------
                                                              1999    1998    1997
                                                              -----   -----   -----
Lumber and Building Materials...............................   33.2%   30.2%   24.5%
Hardware Goods..............................................   16.1%   17.8%   19.5%
Farm and Garden.............................................   15.9%   14.5%   13.1%
Electrical and Plumbing.....................................   12.7%   13.4%   15.8%
Painting and Cleaning.......................................   10.0%   10.8%   12.0%
Appliances and Housewares...................................    8.6%    8.4%    9.4%
Sporting Goods and Toys.....................................    3.5%    4.9%    5.7%

                               INDEX TO EXHIBITS

                                                                              SEQUENTIALLY
  EXHIBITS                                                                      NUMBERED
  ENCLOSED                            DESCRIPTION                                 PAGE
  --------                            -----------                             ------------
   4-K        Third amendment to Credit Agreement dated July 1, 1997 for
              $300,000,000 Revolving credit between TruServ Corporation, various financial institutions, and Bank of America.
   4-M        Amendment dated May 12, 1999 to the Amended and Restated
              Private Shelf Agreement between TruServ Corporation and
              Prudential Insurance of America dated November 13, 1997 for
              $150,000,000.
   4-O        Amendment No. 1 to credit agreement dated September 10, 1998 for $105,000,000 Note Purchase Agreement between TruServ
              Corporation and various Purchasers.
   10-C       TruServ Corporation Defined Lump Sum Pension Plan as amended and restated as of January 1, 1998.
    21        Subsidiaries
    27        Financial Data Schedule

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between the Company and ServiStar Coast to Coast Corporation
                ("SCC"). Incorporated by reference -- Exhibit 2-A to
                Registration Statement on Form S-4 (No. 333-18397).
       4-A      Amended and Restated Certificate of Incorporation of the
                Company, effective July 1, 1997. Incorporated by
                reference--Exhibit 2-A to Registration Statement on Form S-4
                (No. 333-18397).
       4-B      By-laws of the Company, effective April 7, 1998.
                Incorporated by reference--Exhibit 4-B to Post-Effective
                Amendment No. 8 on Form S-2 to Registration Statement on
                Form S-4 (No. 333-18397).
       4-C      Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-C to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-D      Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-D to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-E      Promissory (subordinated) note form effective for the
                year-ending December 31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to Registration Statement on Form
                S-2 (No. 33-20960).
       4-F      Installment note form. Incorporated by reference--Exhibit
                4-F to Registration Statement on Form S-2 (No. 2-82836).
       4-G      Copy of Note Agreement with Prudential Insurance Company of
                America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                April 1, 2007. Incorporated by reference--Exhibit 4-J to
                Post-Effective Amendment No. 2 to Registration Statement on
                Form S-2 (No. 33-39477).
       4-H      Cotter & Company $50,000,000 Private Shelf Agreement with
                Prudential Insurance Company of America dated December 29,
                1995 incorporating amendment on existing Note Agreement with
                Prudential Insurance Company of America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                $50,000,000 with a maturity date of April 1, 2007.
                Incorporated by reference--Exhibit 4-H to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).

* Filed herewith

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-I      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).
       4-J      Credit Agreement dated July 1, 1997 for $300,000,000
                Revolving credit between TruServ Corporation, various
                financial institutions, and Bank of America. Incorporated by reference--Exhibit 4-L to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (H3-333-18397)
       4-K*     Third Amendment to Credit Agreement dated July 1, 1997 for
                $300,000,000 Revolving credit between TruServ Corporation, various financial institutions, and Bank of America.
       4-L      Amended and Restated Private Shelf Agreement between TruServ
                Corporation and Prudential Insurance Company of America
                dated November 13, 1997 for $150,000,000. Incorporated by
                reference--Exhibit 4-M to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (No. 333-18397)
       4-M*     Amendment dated May 12, 1999 to the Amended and Restated
                Private Shelf Agreement between TruServ Corporation and
                Prudential Insurance Company of America dated November 13,
                1997 for $150,000,000.
       4-N      Credit Agreement dated September 10, 1998 for $105,000,000
                Note Purchase Agreement between TruServ Corporation and
                various Purchasers. Incorporated by reference--Exhibit 4-L to Post-effective Amendment No. 6 to Registration Statement on Form S-4 (No. 333-183997)
       4-O*     Amendment No. 1 to Credit Agreement dated September 10, 1998 for $105,000,000 Note Purchase Agreement between TruServ
                Corporation and various Purchasers.
       4-P      Participation Agreement dated April 30, 1998 for $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by reference--Exhibit 4-M to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-18397)
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between the Company and its Members that offer primarily
                hardware and related items. Incorporated by reference--
                Exhibit 10-A to Registration Statement on Form S-4 (No.
                333-18397).
      10-B      Current Form of "Subscription to Shares of TruServ".
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-C*     TruServ Corporation Defined Lump Sum Pension Plan (as
                amended and restated as of January 1, 1998).
      10-D      Cotter & Company Employees' Savings and Compensation
                Deferral Plan (As Amended and Restated Effective April 1,
                1994). Incorporated by reference--Exhibit 10-D to
                Post-Effective Amendment No. 4 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-E      Cotter & Company Supplemental Retirement Plan between Cotter
                & Company and selected executives of the Company (As Amended and Restated January 2, 1996 Effective As Of January 1,
                1996). Incorporated by reference--Exhibit 10-E to
                Post-Effective Amendment No. 5 to Registration Statement on
                Form S-2 (No. 33-39477).
      10-F      Employment Agreement between the Company and Daniel A.
                Cotter dated October 15, 1984. Incorporated by
                reference--Exhibit 10-N to Post-Effective Amendment No. 2 to
                Registration Statement on Form S-2 (No. 2-82836).
      10-G      Amendment No. 1 to Employment Agreement between the Company and Daniel A. Cotter dated October 15, 1984 effective
                January 1, 1991. Incorporated by reference--Exhibit 10-N to
                Registration Statement on Form S-2 (No. 33-39477).
      10-H      Contract between Daniel T. Burns and the Company.
                Incorporated by reference--Exhibit 10-J to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-I      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the Company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).

SUPPLEMENTAL
INFORMATION
------------
     Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants which have not Registered
Securities Pursuant to Section 12 of the Act.
     As of the date of the foregoing Report, no annual report for the
Registrant's year ended December 31, 1999 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be sent to security holders and furnished to the Securities and Exchange Commission.