Form 10-Q
period 2000-04-01
TRUSERV CORP
filed 2000-05-16
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2000 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from        ------------ to -----------------


      Commission file number                   2-20910
                                     ----------------------------

                               TRUSERV CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            36-2099896
-------------------------------                               ---------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  8600 West Bryn Mawr Avenue
       Chicago, Illinois                                         60631-3505
-------------------------------                                  -----------
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

The number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2000.

     Class A Common Stock, $100 Par Value.            464,737 Shares.
     Class B Common Stock, $100 Par Value.          1,720,552 Shares.

                         PART I - FINANCIAL INFORMATION


Item 1.     FINANCIAL STATEMENTS


                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                April 1,           December 31,
                                                  2000                1999
                                              ------------         ------------
                                               (UNAUDITED)
ASSETS
Current assets:
    Cash and cash equivalents                 $     1,376          $     1,815
    Accounts and notes receivable, net            554,387              460,419
    Inventories                                   566,580              482,415
    Other current assets                           21,390                9,937
                                              -----------          -----------

    Total current assets                        1,143,733              954,586

Properties less accumulated depreciation          238,950              244,845

Goodwill, net                                     113,774              114,537

Other assets                                       32,125               34,179
                                              -----------          -----------

TOTAL ASSETS                                  $ 1,528,582          $ 1,348,147
                                              ===========          ===========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)


                                                                    April 1,       December 31,
                                                                      2000             1999
                                                                 --------------    ------------
                                                                   (UNAUDITED)
LIABILITIES AND CAPITALIZATION

Current liabilities:
    Accounts payable                                              $   633,934      $   544,904
    Accrued expenses                                                   89,105           75,347
    Short-term borrowings                                             260,516          167,007
    Current maturities of notes, long-term debt
        and capital lease obligations                                  87,158           88,088
                                                                 -------------     ------------
    Total current liabilities                                       1,070,713          875,346
                                                                 -------------     ------------
Long-term debt and obligations under capital leases                   309,147          309,796

Capitalization:
    Promissory (subordinated) and installment notes                    83,728           83,804
    Class A common stock, net of subscriptions receivable;
        authorized 750,000 shares; issued and subscribed
        501,840 and 511,440 shares (net of stock subscriptions
        receivable of $3,843,000 and $3,874,000)                       46,341           47,270
    Class B nonvoting common stock and paid-in capital;
        authorized 4,000,000 shares; issued and fully-paid,
        1,720,552 and 1,764,797 shares                                173,354          177,779
    Deferred patronage                                                (13,969)         (14,063)
    Retained earnings                                                (139,863)        (130,939)
    Accumulated other comprehensive income                               (869)            (846)
                                                                 ------------      -----------
         Total capitalization                                         148,722          163,005
                                                                 ------------      -----------
TOTAL LIABILITIES AND CAPITALIZATION                              $ 1,528,582      $ 1,348,147
                                                                 ============      ===========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (In thousands)

                                   (UNAUDITED)


                                                       FOR THE THIRTEEN
                                                          WEEKS ENDED
                                                  ---------------------------

                                                    April 1,        April 3,
                                                      2000           1999
                                                  -----------    -----------
Revenues                                          $ 1,027,605    $ 1,070,892

Cost and expenses:
    Cost of revenues                                  964,939      1,016,660
    Warehouse, general
        and administrative                             57,988         51,870
    Interest paid to Members                            2,815          3,471
    Other interest expense                             11,600         10,740
    Other expense (income), net
                                                         (868)          (564)
    Income tax expense
                                                           55             87
                                                  -----------    -----------
                                                    1,036,529      1,082,264
                                                  -----------    -----------

Net loss before merger integration costs and
    cumulative effect of a change in accounting
    principle                                          (8,924)       (11,372)

Merger integration costs                                 --            6,524
                                                  -----------    -----------

Net loss before cumulative effect of a change
    in accounting principle                            (8,924)       (17,896)

Cumulative effect on prior years of a change in
    accounting principle                                 --            6,484
                                                  -----------    -----------

Net loss                                          $    (8,924)   $   (24,380)
                                                  ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (UNAUDITED)

                                                                     FOR THE THIRTEEN WEEKS ENDED
                                                                     -----------------------------
                                                                       April 1,          April 3,
                                                                        2000              1999
                                                                     ------------     ------------
Operating activities:
    Net loss                                                         $   (8,924)      $   (24,380)
    Adjustments to reconcile net loss to cash and
        cash equivalents used for operating activities:
        Statement of operations components not affecting
            cash and cash equivalents                                    11,314
                                                                                            9,913
        Net change in working capital components                        (88,832)            6,933
                                                                     ------------      ------------
    Net cash and cash equivalents used for
        operating activities                                            (86,442)           (7,534)
                                                                     ------------      ------------

Investing activities:
    Additions to properties owned                                        (3,389)          (20,452)
    Changes in other assets                                                 924            (2,322)
                                                                     ------------      ------------
    Net cash and cash equivalents used for investing activities          (2,465)          (22,774)
                                                                     ------------      ------------

Financing activities:
    Proceeds from short-term borrowings                                  93,509            50,637
    Proceeds from long-term borrowings                                      791               336
    Payment of annual patronage dividend                                    ---           (12,604)
    Payment of notes, long-term debt, lease obligations
         and common stock                                                (5,832)           (8,102)
                                                                     ------------      ------------
    Net cash and cash equivalents provided by financing
        activities                                                       88,468            30,267
                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents                       (439)              (41)

Cash and cash equivalents at beginning of period                          1,815             1,650
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $    1,376         $   1,609
                                                                     ============      ============

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



NOTE 1 - GENERAL

The condensed consolidated balance sheet, statement of operations and statement of cash flows at and for the thirteen weeks ended April 1, 2000 and the condensed consolidated statement of operations and statement of cash flows for the thirteen weeks ended April 3, 1999 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by the Company after the close of each fiscal year. No annual patronage dividend was declared for 1999. The 1998 annual patronage dividend was distributed through a payment of 30% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. There is no estimated patronage dividend for the period ended April 1, 2000 and there was no patronage dividend estimated for the corresponding period in 1999.

NOTE 3 - INVENTORIES

     Inventories consisted of:                      April 1,     December 31,
                                                      2000          1999
                                                 -------------   -----------
                                                   (UNAUDITED)
                                                          (000's Omitted)
     Manufacturing inventories:
        Raw materials                             $  3,967        $  2,473
        Work-in-process and finished goods          37,509          39,945
                                                  --------        --------
                                                    41,476          42,418
     Merchandise inventories                       525,104         439,997
                                                  --------        --------
                                                  $566,580        $482,415
                                                  ========        ========


NOTE 4 - SEGMENT INFORMATION

The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States. Operations outside the United States were immaterial for the period ended April 1, 2000. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 35% of total sales); (2) direct shipment sales (approximately 61% of total sales); and (3) relay sales (approximately 4% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several

Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only so many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

The Company's product offering, comprised of more than 72,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their correspondent percentage of total revenue in the following table.

                                             For the Thirteen Weeks Ended
                                            ------------------------------
                                          April 1, 2000         April 3, 1999
                                          -------------         -------------

Lumber and Buildings Materials                32.8%                  31.1%
Farm and Garden                               20.0%                  20.3%
Hardware Goods                                15.3%                  15.5%
Electrical and Plumbing                       12.3%                  12.7%
Painting and Cleaning                          9.1%                   9.2%
Appliance and Housewares                       7.4%                   7.8%
Sporting Goods and Toys                        3.1%                   3.4%

NOTE 5 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting the Costs of Start-Up Activities, which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized its costs incurred in connection with opening new distribution centers. The Company adopted the provisions of the SOP in its financial statements for the fiscal year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $6,484,000, to expense costs that had been previously capitalized prior to 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRTEEN WEEKS  ENDED APRIL 1, 2000 COMPARED TO THIRTEEN  WEEKS ENDED APRIL 3,
1999

RESULTS OF OPERATIONS:

Revenues for the thirteen weeks ended April 1, 2000 totaled $1,027,605,000. This represented a decrease of $43,287,000 or 4.0% compared to the comparable period last year. The decrease was due primarily to mild weather in the first quarter which reduced the sale of winter goods compared to the prior year.

Gross margins increased by $8,434,000 or 15.6%, and as a percentage of revenues, increased to 6.1% from 5.1% for the comparable period last year. The increased gross margins came about from reduced transportation costs due to the finalization of the distribution network strategy that were partially offset by higher fuel costs and a reduction in estimated capitalizable inventory-related costs.

Warehouse, general and administrative expenses as a percentage of revenues increased to 5.6% from 4.8% compared with the prior year. The general and administrative expense were down 7.7% in the thirteen weeks ended April 1, 2000 compared to the same period last year due to headcount reductions. Warehouse expenses increased 10.3% in the thirteen weeks ended April 1, 2000 compared to the same period last year due to a reduction in estimated capitalizable inventory-related costs.

Total interest expense remained comparable to the prior year.

In the prior year, the cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the start-up costs of converting the systems used by SCC distribution centers prior to the merger to those systems currently used by the Company. This reduction in net margins is in compliance with SOP 98-5, Reporting the Costs of Start-up Activities. There were no merger integration costs for the thirteen weeks ended April 1, 2000, compared to $6,524,000 for the comparable period last year.

Even with the decrease in revenues, the Company improved its overall operating performance over the same period last year by reducing the net loss before merger integration costs and cumulative effect of a change in accounting principle by $2,448,000. In addition to this improved operating performance, the elimination of merger integration costs and the change in accounting principle reduced the net loss for the thirteen weeks ended April 1, 2000 to $8,924,000 compared to a net loss of $24,380,000 for the thirteen weeks ended April 3, 1999.


LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations during the first quarter of 2000 was $86,442,000. Inventories increased by $84,165,000 to support orders of seasonal merchandise. Accounts and notes receivable increased by $93,968,000 due to seasonal payment terms extended to the Company's Members. Accounts payable increased by $89,030,000 as a result of seasonal terms obtained from vendors.

At April 1, 2000, net working capital decreased to $73,020,000 from $79,240,000 at December 31, 1999. The current ratio decreased to 1.07 at April 1, 2000 compared to 1.09 at December 31, 1999.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended during April, 2000. The borrowings under these agreements were $238,000,000 and $135,000,000 at April 1, 2000 and December 31, 1999, respectively.

Under the senior notes and revolving credit facility the Company is required to meet certain financial ratios and covenants. The Company's lenders have waived compliance with certain covenants as of December 31, 1999 through the first quarter of 2000 and amended and restated the debt agreements including increased interest rates, new financial ratios and covenants and the securitization of the Company's assets, which were finalized by the Company during April of 2000.

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

In view of the prior year financial results, the Company has initiated a moratorium on the redemption of its stock. The Board of Directors will review this matter from time to time in light of the then current financial circumstances of the Company.

Total capital expenditures, including those made under capital leases, have been reduced significantly compared to the comparable period in 1999. For the thirteen weeks ended April 1, 2000 and April 3, 1999, capital expenditures were $3,389,000 and $20,452,000, respectively. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt which totals approximately $150 million at April 1, 2000. A 50 basis point movement in the interest rates would result in an approximate $750,000 annualized increase or decrease in interest expense and cash flows. Interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivables. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivable is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate in respect to member credit risks.



                           PART II - OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 9, 2000, the election results were as follows:

    Shares Outstanding as of Record Date (March 31, 2000) were 501,840.

    Total Votes received were 265,920 or approximately 53% of the total shares outstanding.

Election of Directors:
                                                                Votes Withheld
                            Term            Votes for           Or Abstained
                        ------------     ---------------      -----------------

James D. Burnett           3 years           226,500                39,420
William H. Hood            3 years           227,160                38,760
George V. Sheffer          3 years           226,800                39,120
John B. Wake, Jr           3 years           227,100                38,820

All nominees have been duly elected.

Approval of Proxies Voting on Other Business:

                                                  For      Against    Abstained
                                                -------    -------    ---------

Approval of Proxies Voting on Other Business    219,060     26,700     19,800


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




                                      TRUSERV CORPORATION


Date:  May 16, 2000                   By   /s/   LEONARD G. KUHR
                                          ----------------------
                                           Leonard G. Kuhr
                                           Senior Vice President and
                                           Chief Financial Officer


(Mr. Kuhr is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.)