Form 10-Q
period 2000-07-01
TRUSERV CORP
filed 2000-08-15
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 1,2000 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                     -----------------    ----------------


     Commission file number                       2-20910
                             ------------------------------------------------

                               TRUSERV CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             36-2099896
      -------------------------------             -------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)

      8600 West Bryn Mawr Avenue
                 Chicago, Illinois                   60631-3505
      ----------------------------------------      -------------
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
      Yes   X   No
          -----    -----


      The number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 2000.

      Class A Common Stock, $100 Par Value.              469,101 Shares.
      Class B Common Stock, $100 Par Value.            1,720,552 Shares.

                         PART I - FINANCIAL INFORMATION



Item 1.     FINANCIAL STATEMENTS



                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                            July 1,   December 31,
                                                             2000        1999
                                                          ----------   ----------
                                                         (UNAUDITED)

ASSETS

Current assets:
    Cash and cash equivalents                             $    2,291   $    1,815
    Accounts and notes receivable, net of allowance for
         doubtful accounts of $7,836 and $5,613              565,355      460,419
    Inventories                                              509,934      482,415
    Other current assets                                      22,370        9,937
                                                          ----------   ----------

    Total current assets                                   1,099,950      954,586

Properties less accumulated depreciation                     227,477      244,845

Goodwill, net                                                113,011      114,537

Other assets                                                  30,531       34,179
                                                          ----------   ----------

TOTAL ASSETS                                              $1,470,969   $1,348,147
                                                          ==========   ==========






            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)



                                                             July 1,     December 31,
                                                              2000         1999
                                                          -----------    -----------
                                                          (UNAUDITED)
LIABILITIES AND CAPITALIZATION

Current liabilities:
    Accounts payable                                      $   581,259    $   544,904
    Accrued expenses                                           83,747         75,347
    Short-term borrowings                                     252,146        167,007
    Current maturities of notes, long-term debt
        and capital lease obligations                          86,691         88,088
                                                          -----------    -----------

    Total current liabilities                               1,003,843        875,346
                                                          -----------    -----------

Long-term debt and obligations under capital leases           307,430        309,796

Capitalization:
    Promissory (subordinated) and installment notes            83,360         83,804
    Class A common stock, net of subscriptions
        receivable of $3,815,000 and $3,874,000;
        750,000 shares authorized; 505,920 and
        511,440 shares issued and subscribed                   46,777         47,270
    Class B nonvoting common stock and paid-in capital;
       4,000,000 shares authorized; 1,720,552 and
       1,764,797 shares issued and fully-paid                 175,287        177,779
    Deferred patronage                                        (13,875)       (14,063)
    Retained earnings (deficit)                              (130,890)      (130,939)
    Accumulated other comprehensive loss                         (963)          (846)
                                                          -----------    -----------


         Total capitalization                                 159,696        163,005
                                                          -----------    -----------

TOTAL LIABILITIES AND CAPITALIZATION                      $ 1,470,969    $ 1,348,147
                                                          ===========    ===========




            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (In thousands)

                                   (UNAUDITED)

                                         FOR THE THIRTEEN            FOR THE TWENTY-SIX
                                            WEEKS ENDED                  WEEKS ENDED
                                   --------------------------    --------------------------
                                     July 1,         July 3,       July 1,         July 3,
                                      2000            1999          2000            1999
                                   -----------    -----------    -----------    -----------
Revenues                           $ 1,137,262    $ 1,264,108    $ 2,164,867    $ 2,335,000

Cost and expenses:

    Cost of revenues                 1,060,354      1,182,417      2,025,293      2,199,077
    Logistics and manufacturing
        expenses                        22,780         27,331         46,534         52,633
    Selling, general and
       administrative expenses          24,313         25,478         58,547         58,570
    Interest paid to Members             2,816          3,282          5,631          6,753
    Other interest expense              16,325         11,598         27,925         22,338
    Gain on sale of properties            (963)        (5,813)        (1,067)        (5,848)
    Other (income) loss, net              (303)            38         (1,067)          (491)
                                   -----------    -----------    -----------    -----------


                                     1,125,322      1,244,331      2,161,796      2,333,032
                                   -----------    -----------    -----------    -----------

Net margin before income
     taxes and cumulative effect
     of a change in accounting
     principle                          11,940         19,777          3,071          1,968


    Income tax expense                      17          1,592             72          1,679
                                   -----------    -----------    -----------    -----------

Net margin before cumulative
    effect of a change in
    accounting principle                11,923         18,185          2,999            289

Cumulative effect on prior
    years of a change in
    accounting principle                  --             --             --            6,484
                                   -----------    -----------    -----------    -----------


Net margin (loss)                  $    11,923    $    18,185    $     2,999    $    (6,195)
                                   ===========    ===========    ===========    ===========







            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (UNAUDITED)

                         FOR THE TWENTY-SIX WEEKS ENDED

                                                                 July 1,      July 3,
                                                                  2000         1999
                                                               ---------    ---------
 Operating activities:
      Net margin before cumulative effect of a change
       in accounting principle                                 $   2,999    $     289

     Cumulative effect on prior years of a change in
       accounting principle                                         --         (6,484)
     Adjustments to reconcile net margin (loss) to cash and
         cash equivalents used for operating activities:
               Depreciation and amortization                      22,655       18,818
               Provision for allowance for doubtful accounts       4,167        1,607
               Net change in working capital components         (107,677)     (20,946)
                                                               ---------    ---------
      Net cash and cash equivalents used for
        operating activities                                     (77,856)      (6,716)
                                                               ---------    ---------

Investing activities:
    Additions to properties owned                                 (6,639)     (33,748)
    Proceeds from sale of properties owned                         7,532       16,571
    Changes in other assets                                          202       (3,331)
                                                               ---------    ---------
    Net cash and cash equivalents provided by
        (used for) investing activities                            1,095      (20,508)
                                                               ---------    ---------


Financing activities:
    Proceeds from short-term borrowings, net of repayments        85,139       52,839
    Proceeds from long-term borrowings                               954          336
    Payment of annual patronage dividend                            --        (13,947)
    Payment of notes, long-term debt, lease obligations and
        common stock                                              (8,856)     (11,952)
                                                               ---------    ---------
    Net cash and cash equivalents provided by financing
        activities                                                77,237       27,276
                                                               ---------    ---------

Net increase in cash and cash equivalents                            476           52

Cash and cash equivalents at beginning of period                   1,815        1,650
                                                               ---------    ---------

Cash and cash equivalents at end of period                     $   2,291    $   1,702
                                                               =========    =========





            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - GENERAL

The condensed consolidated balance sheet at July 1, 2000 and the condensed consolidated statement of operations and statement of cash flows for the thirteen and twenty-six weeks ended July 1, 2000 and July 3, 1999 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 included in the Company's 1999 Annual Report.

NOTE 2 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by the Company after the close of each fiscal year. No annual patronage dividend was declared for 1999. The 1998 annual patronage dividend was distributed through a payment of approximately 40% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. The estimated patronage dividend for the period ended July 1, 2000 is $2,949,000. There was no estimated patronage dividend for the corresponding period in 1999.

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year and prior quarter financial statements to conform to the current quarter's presentation.

NOTE 4 - INVENTORIES

       Inventories consisted of:         July 1,  December 31,
                                          2000        1999
                                        --------   --------
                                      (UNAUDITED)
                                           (In thousands)
       Manufacturing inventories:
   Raw materials                        $  4,537   $  2,473
   Work-in-process and finished goods     37,826     39,945
                                        --------   --------
                                          42,363     42,418
Merchandise inventories                  467,571    439,997
                                        --------   --------
                                        $509,934   $482,415
                                        ========   ========

NOTE 5 - SEGMENT INFORMATION

The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber/building materials and related merchandise in the United States. Operations outside the United States were immaterial for the period ended July 1, 2000. The Company's sales to its Members are divided into three categories, as follows: (1) warehouse shipment sales (approximately 38% of total sales); (2) direct shipment sales (approximately 59% of total sales); and (3) relay sales (approximately 3% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only as many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

The Company's product offering, comprised of more than 63,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their corresponding percentage of total revenue in the following table.

                                          For the Twenty-six  Weeks Ended
                                      --------------------------------------
                                      July 1, 2000              July 3, 1999
                                      ------------              ------------

  Lumber and Buildings Materials             31.3%                     31.7%
  Farm and Garden                            19.6%                     19.8%
  Hardware Goods                             15.7%                     15.6%
  Electrical and Plumbing                    12.3%                     12.1%
  Painting and Cleaning                      10.0%                      9.7%
  Appliance and Housewares                    7.8%                      7.7%
  Sporting Goods and Toys                     3.3%                      3.4%

NOTE 6 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized its costs incurred in connection with opening new distribution centers. The Company adopted the provisions of the SOP in its financial statements for the fiscal year ended December 31, 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $6,484,000, to expense costs that had been previously capitalized prior to 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JULY 1, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 3, 1999

RESULTS OF OPERATIONS:

Revenues for the three months ended July 1, 2000 totaled $1,137,262,000. This represented a decrease of $126,846,000 or 10% compared to the comparable period last year. The sales decrease is attributable to lower revenue in lumber and building materials as well as farm and garden supplies.

Gross margins decreased by $4,783,000 or 5.9%, but as a percentage of revenues, increased to 6.8% from 6.5% for the comparable period last year. The increase in gross margin percentage resulted from decreased revenues in lumber and building materials, which have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was positively impacted from the reduced transportation costs due to the consolidation of the distribution network and a reduction in estimated capitalizable inventory-related costs.

Logistics and manufacturing expenses as a percentage of revenues decreased to 2.0% from 2.2% compared to the prior year. Expenses were down $4,551,000 or 16.7% as the company benefited from prior year initiatives to consolidate the distribution network.

Selling, general and administrative expenses decreased $1,165,000 or 4.6%, but as a percentage of revenues increased to 2.1% from 2.0% compared to the prior year. The savings from the company's headcount reductions in corporate staff functions and the full year benefit of prior year reductions to consolidate staff functions were recognized for the quarter. This benefit is offset by the reduction in the capitalization of costs to inventory as a result of reduced operating expenses subject to the capitalization calculation.

Interest paid to Members decreased by $466,000 or 14.2% primarily due to a lower principal balance. Other interest expense increased $4,727,000 or 40.8% due to higher interest rates.

The combinations of decreased revenues, lower gain on sales of property, and increased interest expenses partially offset by reduced logistics/manufacturing and S,G&A expenses, resulted in a net margin of $11,923,000 for the second quarter of 2000 as compared to a net margin of $18,185,000 for the second quarter of 1999.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 3, 1999

RESULTS OF OPERATIONS:

Revenues for the twenty-six weeks ended July 1, 2000 totaled $2,164,867,000. This represented a decrease of $170,133,000 or 7.3% compared to the comparable period last year. The sales decrease is attributable to lower revenues in lumber and building materials ($66,582,000 or 9.5%), as well as reduced revenue in farm & garden supplies ($41,790,000 or 9.5%). The lumber and building material sales were negatively impacted by industry wide trends towards lower pricing and unit volumes. The mild weather experienced in the first quarter reduced the sales of farm & garden supplies.

Gross margins increased by $3,651,000 or 2.7%, and as a percentage of revenues, increased to 6.4% from 5.8% for the comparable period last year. The increase in gross margin percentage resulted from a decrease in revenues of lumber and building materials, which have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was positively impacted from the reduced transportation costs due to the consolidation of the distribution network and a reduction in estimated capitalizable inventory-related costs.

Logistics and manufacturing expenses as a percentage of revenues decreased to 2.1% from 2.3% compared to the prior year. Expenses were down $6,099,000 or 11.6% as the company benefited from prior year initiatives to consolidate the distribution network.

Selling, general and administrative expenses as a percentage of revenues increased to 2.7% from 2.5% compared to the prior year. The savings from the company's headcount reductions in corporate staff functions and the full period benefit of prior year reductions to consolidate staff functions were recognized year-to-date. This benefit is offset by the reduction in the capitalization of costs to inventory as a result of reduced operating expenses subject to the capitalization calculation.

Interest paid to Members decreased by $1,122,000 or 16.6% primarily due to a lower principal balance. Other interest expense increased $5,587,000 or 25% due to higher interest rates.

For the fiscal year ended December 31, 1999, the cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the write-off of start-up costs of converting the systems used by ServiStar Coast to Coast Corporation's distribution centers prior to the merger to those systems currently used by the Company. The write-off is in compliance with SOP 98-5, "Reporting the Costs of Start-up Activities".

Despite the decrease in revenues, the Company improved its overall operating performance by increasing net margin before the cumulative effect of a change in accounting principle by $2,710,000 as compared to the comparable period last year. In addition to the operating performance improvement, the elimination of the change in accounting principle increased net margin for the twenty-six weeks ended July 1, 2000 to $2,999,000 as compared to a net loss of $6,195,000 for the comparable period last year.

TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31,
1999

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations in the first half of 2000 was $77,856,000. Inventories increased by $27,519,000 since December 31, 1999 as a result of supporting orders for seasonal merchandise. Inventories decreased by $64,027,000 as compared to July 3, 1999, which is a result of the consolidation of the distribution network. Accounts and notes receivable increased by $104,936,000 due to seasonal payment terms extended to the Company's members. Accounts payable increased by $36,355,000 as a result of the favorable seasonal terms obtained from vendors.

At July 1, 2000, net working capital increased to $96,107,000 from $79,240,000 at December 31, 1999. The current ratio increased to 1.10 at July 1, 2000 compared to 1.09 at December 31, 1999.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended in April 2000. The amended debt agreement includes increased interest rates, new financial ratios and covenants, and the collateralization of the Company's assets. The borrowings under these agreements were $236,000,000 and $135,000,000 at July 1, 2000 and December 31, 1999, respectively.

Under the senior notes and revolving credit facility the Company is required to meet certain financial ratios and covenants. As of July 1, 2000 the Company was in compliance with the lenders' financial ratios and convenants requirements.

The Company's capital is primarily comprised of Class A common stock and retained earnings, together with promissory (subordinated) notes and nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. The Company believes the funds obtained from these capital resources, as well as operations and the credit facilities noted above, will be sufficient to satisfy future capital needs.

In view of the prior year financial results, the Company has initiated a moratorium on the redemption of its stock. The Board of Directors will review this matter from time to time in light of the financial circumstances of the Company.

Total capital expenditures, including those made under capital leases, have been reduced significantly compared to the comparable period in 1999. For the twenty-six weeks ended July 1, 2000 and July 3, 1999, capital expenditures were $6,639,000 and $33,748,000, respectively. These capital expenditures relate to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt, which totals approximately $250 million at July 1, 2000. A 50 basis point movement in the interest rates would result in an approximate $1.25 million annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivables. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade receivables, its risk with respect to trade receivables is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate with respect to member credit risks.


                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  NONE

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 9, 2000, the election results were as follows:

    Shares Outstanding as of Record Date (March 31, 2000) were 501,840.

    Total votes received were 265,920 or approximately 53% of the total shares outstanding.

Election of Directors:
                                                         Votes Withheld
                                Term        Votes for      Or Abstained
                                ----        ---------      ------------

James D. Burnett               3 years       226,500           39,420
William H. Hood                3 years       227,160           38,760
George V. Sheffer              3 years       226,800           39,120
John B. Wake, Jr               3 years       227,100           38,820

All nominees have been duly elected.

Approval of Proxies Voting on Other Business:

                                                 For      Against     Abstained

Approval of Proxies Voting on Other Business   219,060     26,700      20,160

Item 5.  OTHER INFORMATION.

                  NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

           27.1  Financial Data Schedule

(b)      Reports on Form 8-K

1) Current Report on Form 8-K, Item 4 - Dismissal of independent accountant, dated as of June 20, 2000.
2) Current Report on Form 8-K, Item 4 - Engagement of new independent account, dated as of June 29, 2000.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          TRUSERV CORPORATION




Date:    August 15, 2000                  By   /s/   LEONARD G. KUHR
         ---------------                      ----------------------------------
                                              Leonard G. Kuhr
                                              Senior Vice President and
                                              Chief Financial Officer



(Mr. Kuhr is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.)