Form 10-Q
period 2000-09-30
TRUSERV CORP
filed 2000-11-06
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 or
                                                          ------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to
                                      ----------------    ----------------


      Commission file number               2-20910
                             -----------------------------------------

                               TRUSERV CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                            36-2099896
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

8600 West Bryn Mawr Avenue
     Chicago, Illinois                                         60631-3505
---------------------------                                   -------------
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


The number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2000.


            Class A Common Stock, $100 Par Value.    473,109 Shares
            Class B Common Stock, $100 Par Value.  1,720,552 Shares

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS


                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                 (In thousands)

                                                           September 30, December 31,
                                                               2000         1999
                                                           ------------  -----------
                                                            (UNAUDITED)
ASSETS

Current assets:
   Cash and cash equivalents                                $    1,745   $    1,815
   Accounts and notes receivable, net of allowance for
       doubtful account of $9,767 and $5,613                   438,747      460,419
   Inventories (note 5)                                        487,109      482,415
   Other current assets                                         26,071        9,937
                                                            ----------   ----------

   Total current assets                                        953,672      954,586

Properties, net                                                222,005      244,845

Goodwill, net                                                  112,247      114,537

Other assets                                                    29,859       34,179
                                                            ----------   ----------

TOTAL ASSETS                                                $1,317,783   $1,348,147
                                                            ==========   ==========






            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET

                        (In thousands, except share data)


                                                             September 30,   December 31,
                                                                 2000            1999
                                                             ------------    -----------
                                                              (UNAUDITED)
LIABILITIES AND CAPITALIZATION

Current liabilities:
   Accounts payable                                           $   459,814    $   544,904
   Accrued expenses                                                86,312         75,347
   Short-term borrowings                                          218,118        167,007
   Current maturities of notes, long-term debt
      and capital lease obligations                                84,739         88,088
                                                              -----------    -----------
      Total current liabilities                                   848,983        875,346
                                                              -----------    -----------
Long-term debt and obligations under capital leases               302,633        309,796
                                                              -----------    -----------

Capitalization:
   Promissory (subordinated) and installment notes                 83,037         83,804
   Class A common stock, net of subscriptions receivable of
    $3,734 and $3,874; 750,000 shares authorized; 509,340
    and 511,440 shares issued and subscribed                       47,200         47,270
   Class B nonvoting common stock and paid-in capital;
    4,000,000 shares authorized; 1,720,552 and 1,764,797
    shares issued and fully paid                                  182,314        177,779
   Loss allocation to Members (note 3)                           (113,918)             -
   Deferred patronage dividends                                   (13,782)       (14,063)
   Retained earnings (accumulated deficit)                        (17,655)      (130,939)
   Accumulated other comprehensive income                          (1,029)          (846)
                                                              -----------    -----------
      Total capitalization                                        166,167        163,005
                                                              -----------    -----------
TOTAL LIABILITIES AND CAPITALIZATION                          $ 1,317,783    $ 1,348,147
                                                              ===========    ===========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                 (In thousands)

                                   (UNAUDITED)

                                                   FOR THE THIRTEEN                        FOR THE THIRTY-NINE
                                                      WEEKS ENDED                               WEEKS ENDED
                                            --------------------------------          --------------------------------
                                            September 30,        October 2,           September 30,         October 2,
                                                2000                1999                  2000                 1999
                                            ------------         -----------          ------------          -----------
Revenues                                    $   944,269          $ 1,117,496          $ 3,109,136          $ 3,452,496

Costs and expenses:

   Cost of revenues                             872,388            1,047,249            2,897,681            3,246,326
   Logistics and manufacturing
     expenses                                    21,986               23,485               68,520               76,119
   Selling, general and
     administrative expenses                     27,532               29,039               86,079               87,609
   Interest paid to Members                       2,776                3,779                8,407               10,532
   Other interest expense                        14,981               12,569               42,906               34,906
   Gain on sale of properties                      (233)              (3,459)              (1,300)              (9,307)
   Other (income) loss, net (note 4)             (4,824)                 436               (5,891)                 (55)
                                            -----------          -----------          -----------          -----------
                                                934,606            1,113,098            3,096,402            3,446,130
                                            -----------          -----------          -----------          -----------
Net margin before income
   taxes and cumulative effect
   of a change in accounting
   principle                                      9,663                4,398               12,734                6,366

Income tax expense (benefit)                        216               (1,381)                 288                  298
                                            -----------          -----------          -----------          -----------
Net margin before cumulative
   effect of a change in
   accounting principle                           9,447                5,779               12,446                6,068

Cumulative effect on prior
   years of a change in
   accounting principle                             ---                  ---                  ---                6,484
                                            -----------          -----------          -----------          -----------

Net margin (loss)                           $     9,447          $     5,779          $    12,446          $      (416)
                                            ===========          ===========          ===========          ===========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                   (UNAUDITED)

                                                                        FOR THE THIRTY-NINE WEEKS ENDED
                                                                        -------------------------------
                                                                         September 30,        October 2,
                                                                             2000               1999
                                                                         ------------         ---------
Operating activities:
   Net margin before cumulative effect of a change in
     account principle                                                     $ 12,446            $  6,068
   Cumulative effect on prior years of a change in accounting
     principle                                                                  ---              (6,484)
   Adjustments to reconcile net margin to cash and
     cash equivalents used for operating activities:
     Depreciation and amortization                                           32,915              28,381
     Provision for allowance for doubtful accounts                            7,372               2,711
     Net change in working capital components                               (86,357)            (31,976)
                                                                           --------            --------

   Net cash and cash equivalents used for operating activities              (33,624)             (1,300)
                                                                           --------            --------

Investing activities:
   Additions to properties owned                                            (10,053)            (39,754)
   Proceeds from sale of properties owned                                     8,165              26,764
   Changes in other assets                                                     (733)             (6,078)
                                                                           --------            --------

   Net cash and cash equivalents used for investing activities               (2,621)            (19,068)
                                                                           --------            --------

Financing activities:
   Proceeds from short-term borrowings, net of repayments                    51,110              55,993
   Proceeds from long-term borrowings                                         1,068                 703
   Annual patronage dividend paid                                               ---             (14,507)
   Payment of notes, long-term debt, lease obligations and
     common stock                                                           (16,003)            (15,989)
                                                                           --------            --------

   Net cash and cash equivalents provided by financing
     activities                                                              36,175              26,200
                                                                           --------            --------

Net increase (decrease) in cash and cash equivalents                            (70)              5,832

Cash and cash equivalents at beginning of period                              1,815               1,650
                                                                           --------            --------

Cash and cash equivalents at end of period                                 $  1,745            $  7,482
                                                                           ========            ========




            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


NOTE 1 - GENERAL

The condensed consolidated balance sheet at September 30, 2000 and the condensed consolidated statement of operations and statement of cash flows for the thirteen and thirty-nine weeks ended September 30, 2000 and October 2, 1999 are unaudited and, in the opinion of the management of the Company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position, results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This financial information should be read in conjunction with the consolidated financial statements for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior period financial statements to conform with the current presentation. These reclassifications had no effect on net margin (loss) for any period.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS AND LOSS ALLOCATION TO MEMBERS

If financial and operating conditions permit, patronage dividends are declared and paid by the Company after the close of each fiscal year. No annual patronage dividend was declared for 1999. The most recent annual patronage dividend was distributed through a payment of approximately 40% of the total distribution in cash, with the balance being paid through the issuance of the Company's Class B nonvoting common stock. The estimated patronage dividend accrued for the period ended September 30, 2000 is $12,799,000. There was no estimated patronage dividend for the corresponding period in 1999.

During the third quarter of fiscal year 2000, management developed, and the Board of Directors approved, a plan to equitably allocate to Members the loss incurred in 1999. This loss was previously recorded as a decrease to Retained Earnings as of December 31, 1999, resulting in an Accumulated Deficit. The Company has allocated the 1999 loss by establishing a Loss Allocation account as a contra-equity account in the condensed consolidated balance sheet with the offsetting increase recorded to Retained Earnings (Accumulated Deficit). The Loss Allocation account reflects the sum of each Member's proportionate share of the 1999 loss, after being reduced by certain amounts that are not allocable to Members. The Loss Allocation account is not a receivable from Members and does not represent an amount currently due from Members. Rather, the Loss Allocation account will be satisfied, on a Member by Member basis, by withholding the portion of future patronage dividends that would have been paid in Qualified B Stock, at par value, and applying such amount as a reduction in the Loss Allocation account until fully satisfied. The current levels of Members' stock investments in the Company will not be affected. However, in the event a Member should terminate as a shareholder of the Company, any unsatisfied portion of that Member's Loss Allocation account will be satisfied by reducing the redemption amount of the Member's stock investment in the Company.

The accrual of the estimated patronage dividend of $12,799,000 and the establishment of the Loss Allocation account of $113,918,000 are non-cash financing activities.

NOTE 4 - OTHER INCOME

During the third quarter of fiscal year 2000, the Company purchased from an insurance company non-participating annuity contracts to satisfy pension obligations related to certain former employees who were fully vested in their pension benefits. As a result of this transaction, the Company recognized as a pre-tax gain in the third quarter of fiscal year 2000 approximately $5 million related to the settlement of these pension obligations. Such gain has been recorded as Other income, net.

NOTE 5 - INVENTORIES

Inventories consisted of:
                                                    September 30,  December 31,
                                                        2000           1999
                                                        ----           ----
                                                     (UNAUDITED)
                                                           (In thousands)
Manufacturing inventories
    Raw materials                                    $    3,228      $   2,473
    Work-in-process and finished goods                   32,271         33,508
                                                     ----------     ----------
                                                         35,499         35,981
Merchandise inventories                                 451,610        446,434
                                                     ----------     ----------
    Total                                            $  487,109     $  482,415
                                                     ==========     ==========

Inventories are stated at the lower of cost, determined on the "first-in, first-out" basis, or market. The Company performs periodic physical inventory counts at its distribution centers; adjustments to recorded inventory quantities and amounts resulting from such counts are recorded after the amount and composition of such adjustments have been analyzed. An extensive review of the physical inventory quantities and amounts will be conducted and adjustments recorded during the fourth quarter of fiscal year 2000.

NOTE 6 - SEGMENT INFORMATION

The Company operates as a single reportable segment as the largest Member-owned wholesaler cooperative of hardware, lumber and building materials and related merchandise in the United States. Operations outside the United States were immaterial for the periods ended September 30, 2000 and October 2, 1999. The

Company's sales to its Members are divided into three categories, as follows:
(1) warehouse shipment sales (approximately 40% of total sales); (2) direct shipment sales (approximately 57% of total sales); and (3) relay sales (approximately 3% of total sales). Warehouse shipment sales are sales of products purchased, warehoused and resold by the Company upon orders from the Members. Direct shipment sales are sales of products purchased by the Company but delivered directly to Members from manufacturers. Relay sales are sales of products purchased by the Company in response to the requests of several Members for a product which is (i) included in future promotions, (ii) not normally held in inventory and (iii) not susceptible to direct shipment. Generally, the Company will give notice to all Members of its intention to purchase products for relay shipment and then purchase only as many of such products as the Members order. When the product shipment arrives at the Company, it is not warehoused; rather, the Company breaks up the shipment and "relays" the appropriate quantities to the Members who placed orders.

The Company's product offering, comprised of more than 63,000 stockkeeping units ("SKUs"), may be divided into seven classes of merchandise which are set forth, with their corresponding percentage of total revenue, in the following table:

                                            For the Thirty-nine Weeks Ended
                                            -------------------------------
                                            September 30,       October 2,
                                                2000               1999
                                                ----               ----
Lumber and Buildings Materials                  31.2%              33.6%
Farm and Garden                                 17.1%              16.9%
Hardware Goods                                  16.2%              15.5%
Electrical and Plumbing                         12.5%              11.9%
Painting and Cleaning                           10.6%              10.0%
Appliance and Housewares                         8.3%               8.1%
Sporting Goods and Toys                          4.1%               4.0%

NOTE 7 - CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized its costs incurred in connection with opening new distribution centers. The Company adopted the provisions of the SOP in its financial statements for the fiscal year ended December 31, 1999. The effect of the adoption of SOP 98-5 was to record a charge for the cumulative effect of a change in accounting principle of $6,484,000 in order to expense unamortized costs that had been previously capitalized prior to 1999.

NOTE 8 - SUBSEQUENT EVENTS

The Company signed a letter of intent with an unrelated third party to sell the Company's Lumber and Building Materials division. This sale is expected to close during the fourth quarter of fiscal year 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 2, 1999


RESULTS OF OPERATIONS:

Revenues for the thirteen weeks ended September 30, 2000 totaled $944,269,000. This represented a decrease of $173,227,000, or 15.5%, compared to the comparable period last year. The revenue decrease is predominately attributable to lower revenue in lumber and building materials, which declined $120,676,000, or 30.6%, compared to the same quarter last year. The decline is due to the negative impact of industry wide trends towards lower pricing and unit volume.

Gross margins increased by $1,634,000, or 2.3%, and as a percentage of revenues, increased to 7.6% from 6.3% for the comparable period last year. The increase in gross margin percentage resulted from decreased revenues in lumber and building materials, which are direct shipped to Members with lower gross margin percentages. In addition to the shift in sales mix, the gross margin was positively impacted from the reduced transportation costs due to the consolidation of the distribution network and a reduction in estimated capitalizable inventory-related costs.

Logistics and manufacturing expenses as a percentage of revenues increased to 2.3% from 2.1% compared to the prior year, primarily as a result of the decrease in revenues. However, such expenses were down $1,499,000, or 6.4%, as the company benefited from prior year initiatives to consolidate the distribution network.

Selling, general and administrative (S,G&A) expenses decreased $1,507,000, or 5.2%, and would have been greater except for the reduction in the capitalization of costs to inventory of $7,054,000 as a result of reduced operating expenses subject to the capitalization calculation. S,G&A expenses as a percentage of revenues increased to 2.9% from 2.6% compared to the prior year , primarily as a result of the decrease in revenues. The reduced expenses were generated by the savings from the company's headcount reductions in corporate staff functions, decreased usage of outside services, and reduced travel expenses.

Interest paid to Members decreased by $1,003,000, or 26.5%, primarily due to a lower principal balance. Other interest expense increased $2,412,000, or 19.2%, due to higher interest rates.

Other income increased by $5,260,000, primarily attributable to the settlement gain recognized upon the purchase of pension annuities to satisfy the pension benefit obligation related to certain retirees.

The combinations of margin improvement, reduced logistics and manufacturing and SG&A expenses, and the positive impact recorded in other income related to the pension settlement gain, resulted in a net margin of $9,447,000 for the third quarter of 2000 as compared to a net margin of $5,779,000 for the third quarter of 1999.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

RESULTS OF OPERATIONS:

Revenues for the thirty-nine weeks ended September 30, 2000 totaled $3,109,136,000 and represented a decrease of $343,360,000, or 9.9%, compared to the comparable period last year. The decrease is attributable to lower revenues in lumber and building materials ($187,258,000 or 17.1%), farm & garden supplies ($53,420,000 or 9.7%) and hardware ($32,108,000 or 6.4%). The lumber and building material sales were negatively impacted by industry wide trends towards lower pricing and unit volumes.

Gross margins increased by $5,285,000, or 2.6%, and as a percentage of revenues, increased to 6.8% from 6.0% for the comparable period last year. The increase in gross margin percentage resulted from a decrease in revenues of lumber and building materials, which are direct shipped to Members and have lower gross margin percentages. In addition to the shift in sales mix, the gross margin was positively impacted from the reduced transportation costs due to the consolidation of the distribution network and a reduction in estimated capitalizable inventory-related costs.

Logistics and manufacturing expenses as a percentage of revenues remained flat at 2.2% compared to the prior year. Such expenses were down $7,599,000, or 10.0%, as the company benefited from prior year initiatives to consolidate the distribution network.

Selling, general and administrative expenses as a percentage of revenues increased to 2.8% from 2.5% compared to the prior year, primarily as a result of the decrease in revenues. Expenses were down $1,530,000, or 1.7%, even after a reduction of $17,946,000 in the capitalization of costs to inventory as a result of reduced operating expenses subject to the capitalization calculation. These reductions are due to the savings from the company's headcount reductions in corporate staff functions and the full period benefit of prior year reductions to consolidate staff functions. In addition, the company responded to weaker sales through programs to further reduce headcount, defer hiring, reduce travel expenses, and reduce spending on outside services.

Interest paid to Members decreased by $2,125,000, or 20.2%, primarily due to lower outstanding principal balances. Other interest expense increased $8,000,000, or 22.9%, due to higher interest rates.

Other income increased by $5,836,000 primarily attributable to the pension settlement gain.

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

Despite the decrease in revenues of 9.9%, the Company improved its overall operating performance by increasing net margin before the cumulative effect of a change in accounting principle by $6,378,000 as compared to the comparable period last year. In addition to the operating performance improvement, the elimination of the change in accounting principle increased net margin for the thirty-nine weeks ended September 30, 2000 to $12,446,000 as compared to a net loss of $416,000 for the comparable period last year.

THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 COMPARED WITH THE YEAR ENDED DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES:

Cash used in operations in the thirty-nine weeks ended September 30, 2000 was $33,624,000. Inventories increased by $4,694,000 since December 31, 1999 as a result of supporting orders for seasonal merchandise (Inventories decreased by $74,491,000 as compared to October 2, 1999, which is a result of the continued consolidation of the distribution network). Accounts and notes receivable decreased by $21,672,000 since December 31, 1999 (decreased by $106,347,000 as compared to October 2, 1999) as a result of the decrease in revenue. Accounts payable decreased by $85,090,000 since December 31, 1999 as a result of the seasonal terms obtained from vendors causing amounts to become due in the third quarter of 2000.

At September 30, 2000, net working capital increased to $104,689,000 from $79,240,000 at December 31, 1999 primarily as a result of decreased accounts payable. The current ratio increased to 1.12 at September 30, 2000 compared to
1.09 at December 31, 1999.

At July 1, 1997, the Company had established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended in April 2000. The amended debt agreement includes increased interest rates, new financial ratios and covenants, and the collateralization of the Company's assets. Borrowings outstanding under these agreements were $201,000,000 and $135,000,000 at September 30, 2000 and December 31, 1999, respectively.

Under the senior notes and revolving credit facility, the Company is required to meet certain financial ratios and covenants. As of September 30, 2000, the Company was in compliance with the lenders' financial ratios and covenants requirements.

The Company's capital is primarily comprised of Class A common stock and retained earnings (accumulated deficit), together with promissory (subordinated) notes and nonvoting Class B common stock issued in connection with the Company's annual patronage dividend. The Company has initiated a moratorium on the redemption of its stock, which the Board of Directors will review from time to time in light of the financial circumstances of the Company, but the Company believes the funds obtained from these capital resources, as well as operations and the credit facilities noted above, will be sufficient to satisfy future capital needs.

Total capital expenditures, including those made under capital leases, have been reduced significantly compared to the comparable period in 1999. For the thirty-nine weeks ended September 30, 2000 and October 2, 1999, capital expenditures were $10,053,000 and $39,754,000, respectively. Capital expenditures relate primarily to additional equipment and technological improvements at the regional distribution centers and at the corporate headquarters.

In early October, the Company has announced plans to sell its Lumber and Building Material division to Builder Marts of America, Inc. The Lumber and Building Materials division generates over 30% of the Company's revenue; however, the sale of the division will not materially impact net margin. This transaction is expected to close in the fourth quarter of fiscal year 2000, with net proceeds reducing total debt outstanding and strengthening the capital structure of the company.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the Company's variable rate debt, which totals approximately $215 million at September 30, 2000. A 50 basis point movement in the interest rates would result in an approximate $1.075 million annualized change in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the Company's trade receivables. The Company extends credit to its members as part of its day-to-day operations. The Company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade receivables, its risk with respect to trade receivables is limited. Additionally, the Company believes that its allowance for doubtful accounts is adequate with respect to member credit risks.

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

              NONE

Item 5.  OTHER INFORMATION.

              NONE

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            27.1  Financial Data Schedule

      (b) Reports on Form 8-K

       1) Current Reports on Form 8-K, filed July 6, 2000 and September 28,
          2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      TRUSERV CORPORATION




Date: November 6, 2000                            By /s/LEONARD G. KUHR
      ----------------                               ------------------
                                                  Leonard G. Kuhr
                                                  Senior Vice President and
                                                  Chief Financial Officer




(Mr. Kuhr is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.)