Form 10-K405
period 2000-12-31
TRUSERV CORP
filed 2001-08-01
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES __.  NO X .

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

     There is no public market for Registrant's Class A common stock. The Registrant's Class A common stock is offered by the Registrant in units of sixty
(60) shares each, exclusively to retailers of hardware and related merchandise, in connection with their becoming members of the Registrant. The terms of the Class A common stock limit its transferability. The Class B common has no voting rights.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                       Outstanding at
                       Class                           June 30, 2001
                       -----                           --------------
Class A common stock, $100 Par Value................       448,320
Class B common stock, $100 Par Value................     1,731,490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     THIS ANNUAL REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. THE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT WE FORECAST DUE TO A VARIETY OF FACTORS, INCLUDING WITHOUT LIMITATION, OUR ASSUMPTIONS ABOUT FINANCING REQUIREMENTS AND TERMS, INTEREST RATE FUNCTIONS, CAPITAL REQUIREMENTS OF THE COMPANY AND TRENDS IN OUR INDUSTRY.

ITEM 1. BUSINESS.

THE COMPANY

     TruServ Corporation was organized as Cotter & Company, a Delaware corporation, in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. On July 1, 1997 Cotter & Company merged with ServiStar Coast to Coast Corporation ("SCC"). SCC was a hardware wholesaler organized in 1935 with a strong presence in retail lumber and building materials. Following the merger, the company was renamed TruServ Corporation. The company's main executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois, 60631-3505. Its main telephone number is (773) 695-5000.

     The merger united two similar organizations under the name of TruServ Corporation, creating one of the largest hardware/home center cooperatives in the United States. The goals were to: (i) lower pricing for the members by increasing buying power, (ii) increase potential for rebates by combining vendor purchases and (iii) better leverage operating expenses by consolidating distribution centers and reducing duplicate corporate overhead costs.

     In fiscal year 2000, the company sold its Lumber and Building Materials division, consisting primarily of inventory, to Builder Marts of America, Inc ("BMA"). The company concluded that BMA would be able to provide lumber and building materials to TruServ members at lower cost. The Lumber and Building Materials division had been a low-margin business for TruServ.

     In connection with the sale of the lumber and building materials business to BMA, the company entered into non-compete, cooperation, trademark and license, and lease agreements with BMA. These agreement terms range from two to ten years.

DEBT COVENANT VIOLATION

     Under the senior notes and the revolving credit facility the company is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2000, the company was in compliance with the covenant requirements.

     However, as of February 24, 2001, the company failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the credit facility would become callable as immediately payable.

     On March 30, 2001 the participants in the revolving credit facility issued to the company a "reservation of rights" letter under which the participants effectively stated their intention to not call as immediately payable the company's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001 and on July 3, 2001, which extended the reservation of rights until July 30, 2001 and September 30, 2001, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

     The reservation of rights letters provided by the participants in the revolving credit facility required that the upper limit of the total amount that may be borrowed under the Credit Agreement at any time prior to September 30, 2001 be lowered from $275,000,000 to $225,000,000. The credit limit under this facility was reduced on May 11, 2001 from $275,000,000 to $250,000,000.
Additionally, the interest rate on the amounts outstanding under the revolving credit facility was increased by approximately 2%; this increased interest rate also applies to the outstanding senior notes. As a result of this increased interest rate, the company will incur additional interest expense in fiscal year 2001. If this increased interest rate continues through December 31, 2001, the additional interest expense would aggregate approximately $6.0 million.

     The company is in discussions with the current lenders and with potential lenders regarding refinancing the senior note agreements and the revolving credit facility and, if successful, will replace the current senior note agreements and the revolving credit facility with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. An alternative may be to amend the existing agreements with the existing lenders. However, no assurances can be given as to the outcome. The company's failure to successfully refinance or amend its current borrowing arrangements could cause the current lending group to call as immediately payable the company's currently outstanding debt obligations. The company's resulting inability to satisfy its debt obligations would force the company to pursue other alternatives to improve liquidity, possibly including among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, the company has engaged an investment banking firm to assist us in exploring the sale of the paint business. No assurances can be given that the company would be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

     Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

GENERAL DESCRIPTION OF THE BUSINESS

     The company, organized as a cooperative, is one of the largest member-owned wholesalers of hardware and related merchandise in the United States, serving approximately 7,600 members. The company also manufactures paint and paint applicators.

     The company sells its products to hardware retailers who have entered into Retail Member Agreements with it. The company serves its members by functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its members. These benefits are passed along to its members in the form of lower prices and/or patronage dividends

     Generally, members are entitled to use one of certain TruServ trademarks and trade names, including the federally registered True Value(R), Grand Rental Station(R), Taylor Rental(R), Home & Garden Showplace(R) and Induserve Supply(R) trademarks, service marks and collective membership marks. See "Trademarks, Service Marks and Collective Membership Marks" below. Members have access to certain TruServ private label products and are entitled to receive annual patronage dividends based upon their purchases from TruServ. In accordance with TruServ's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions as may be authorized by the Board of Directors. See "Distribution of Patronage Dividend" below.

     The company serves approximately 7,600 True Value(R) hardware store members throughout the United States. Primary concentrations of members exist in New York (approximately 8%), Pennsylvania (approximately 7%), California and Texas (approximately 5% each) and Illinois and Michigan (approximately 4% each).

SALES AND SUPPLIERS

     The company provides each of its members with an illustrated price catalog showing the products available from the company. The members can access this catalog through the newly developed internet site for members. At their request, a member will receive a printed version of the catalog. These products, comprised of more than 61,000 stockkeeping units ("SKUs"), are divided into seven classes of merchandise which represent the products sold within the Company's operating segments. Those seven categories are set forth in the table below, along with the corresponding percentage of total revenues for each category during the last three fiscal years:

                                                   FOR THE FISCAL YEARS ENDED
                                                           DECEMBER 31
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------   -------   -------
Lumber and Building Materials....................   30.4%     33.2%     30.2%
Hardware Goods...................................   16.8%     16.2%     17.8%
Farm and Garden..................................   15.5%     14.8%     14.5%
Electrical and Plumbing..........................   13.3%     12.7%     13.4%
Painting and Cleaning............................   10.6%     10.0%     10.8%
Appliances and Housewares........................    8.6%      8.6%      8.4%
Sporting Goods and Toys..........................    4.8%      4.5%      4.9%

     The company's sales to its members are divided into three categories, as follows: (i) warehouse shipment sales (approximately 41% of total sales); (ii) direct shipment sales (approximately 56% of total sales); and (iii) relay sales (approximately 3% of total sales). Warehouse shipment sales are sales of products that are purchased, warehoused and resold by the company in response to orders from the members. Direct shipment sales are sales of products that are purchased through the company by the members but delivered directly to members from manufacturers. Relay sales are sales of products that are purchased through the company in response to the requests of several members for a product which is (i) included in future promotions, (ii) not normally held in inventory and
(iii) not conducive to direct shipment. Generally, the company will give notice to all members of its intention to purchase products for relay shipment and will then purchase only as many items as the members order. When the product shipment arrives at the company, it is not warehoused; rather, the company breaks up the shipment and "relays" the appropriate quantities to the members who placed orders.

     The company has numerous individual agreements with or commitments from its suppliers, most of which are terminable by such suppliers or the company without cause. These termination provisions, either individually or in the aggregate, have not had any material adverse effect on the company's ability to conduct its business. The goods and services purchased by the company from these suppliers are generally available from a wide variety of sources. The company is not dependent upon any one supplier or group of suppliers and in the past has not experienced a problem in obtaining necessary goods.

     The company also manufactures paint and paint applicators. The principal raw materials used by the company in its manufacturing activities are chemicals. All raw materials are purchased from outside sources. In the past, the company has been able to obtain adequate sources of raw materials and other items used in production and no shortages of such materials are currently anticipated that will materially impact its manufacturing operations.

OTHER SERVICES

     The company annually sponsors two "markets" (one in the spring and one in the fall) for its members in order to keep them better informed as to industry trends and the availability of new merchandise. In the year 2001, these markets will be held in Atlanta, Georgia, and Las Vegas, Nevada. Members are invited to the markets and generally place substantial orders for delivery during the period between markets. During such markets, new merchandise and seasonal merchandise are displayed to attending members.

BACKLOG

     As of June 30, 2001 and July 1, 2000, respectively, the company had a backlog of firm orders (including relay orders) of approximately $36,136,000 and $35,626,000. The company's backlog at any given time is made up of two principal components: (i) normal resupply orders and (ii) market orders for future delivery. Resupply orders are orders from members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are member orders made at one of the company's two markets for new or seasonal merchandise, to be delivered during the subsequent period between markets. Thus, the company generally has a relatively high backlog at the end of each market, which decreases in subsequent months until the next market occurs.

COMPETITION

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses, including those served by the company, face intense competition from chain stores, discount stores, home centers and warehouse operations such as Wal-Mart, Home Depot, Menard, Sears and Lowe's. Increased operating expenses for the retail stores, including increased costs due to longer open-store hours and higher rental costs of retail space, have cut into operating margins for company members and brought pressure on the company to achieve lower merchandise costs for its members. In response, the company has developed a retail-oriented competitive pricing strategy on high-turnover, price-sensitive items. The trueAdvantage(R) program was introduced in 1995 and upgraded in 1997 to promote higher retail standards in order to build consumer goodwill and create a positive image for all member stores.

     Competitive conditions in the wholesale hardware industry are similarly intense and increasing, particularly as a result of the intense pressure on hardware retailers to obtain low-cost wholesale supply sources for merchandise acquisition. The company competes with other member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise selection and quality. Increased operating expenses and decreased margins have resulted in the failure of several non-member-owned wholesalers. In several markets in the United States, TruServ competes directly with other member-owned wholesalers such as Ace Hardware Corp, Do it Best Corporation and United Hardware Distributing Co.

TRADEMARKS, SERVICE MARKS, AND COLLECTIVE MEMBERSHIP MARKS

     The company's trademarks, service marks and collective membership marks (the "Marks") are of prime importance to the company. Many of the Marks are highly recognized and utilized in extensive advertising and marketing campaigns, and the company vigorously defends its Marks. There are approximately 7,600 members that operate as retail hardware stores throughout the United States, most of which sell merchandise and services under the Marks.

     The Marks include the True Value(R) collective membership mark, the ServiStar(R) mark, the Coast to Coast(R) mark, the InduServe Supply(R) mark, the Grand Rental Station(R) mark, the Taylor Rental(R) mark, the Home & Garden Showplace(R) mark and the Commercial Sales(R) mark. All of the Marks are currently used in commerce and the company intends to use the Marks in commerce in the future. Each of the marks is renewable at the company's option; the company intends to renew them upon expiration. Members have continued to conduct their businesses under the same retail banners as before the merger of Cotter and SCC; however, beginning in year 2000, many members with the retail banners of Coast to Coast(R) and ServiStar(R) started to conduct their business under the single retail banner of True Value(R).

SUBSIDIARIES

     The company, through a Canadian subsidiary, owns a majority equity interest in TruServ Canada Cooperative, Inc., a Canadian wholesaler of hardware, variety and related merchandise. The Canadian cooperative serves approximately 630 True Value(R) and V&S(R) stores, all located in Canada. The cooperative has approximately 325 employees. The cooperative generated less than 3% of the company's consolidated revenue in fiscal year 2000.

     The company operates several other subsidiaries, most of which are engaged in businesses providing additional services to the company's members. In the aggregate, these subsidiaries are not significant to the company's results of operations.

EMPLOYEES

     The company employs approximately 4,300 persons in the United States on a full-time basis. Due to the widespread geographical distribution of the company's operations, employee relations are governed by the practices prevailing in the particular area where the employees are located and are generally implemented locally. Approximately 23% of the company's hourly-wage employees are covered by collective bargaining agreements which are generally effective for periods of three or four years. In general, the company considers its relationship with its employees to be good.

RETAIL MEMBER AGREEMENT; FRANCHISE AND LICENSE AGREEMENTS

     The TruServ Retail Member Agreement provides, among other things, that each member:

          (i) will be required to purchase 60 shares of Class A common stock at a purchase price of $100 per share for each store owned by the member, up to a maximum of three hundred shares for five stores or more that are owned by a member;

          (ii) will conduct its businesses subject to the terms of the Retail Member Agreement;

          (iii) will conduct a retail hardware, home or garden center, rental or industrial/commercial operation at a designated location;

          (iv) will comply with TruServ's By-Laws, as may be amended from time to time;

          (v) will accept patronage dividends in a form complying with the requirement of the Internal Revenue Code for deduction from gross income by TruServ;

          (vi) may receive different services or charges based upon the amount of merchandise purchased by the member;

          (vii) agrees to have its Retail Member Agreement terminated in certain circumstances by unilateral action by TruServ's Board of Directors;

          (viii) agrees to have its Retail Member Agreement automatically modified upon notice from the company to the member of any relevant change in the Certificate of Incorporation and/or By-Laws of the company, or by resolution of the Board of Directors;

          (ix) agrees to have its Retail Member Agreement governed by Illinois law, enforced or interpreted only in courts located in Cook County or any Illinois county contiguous to Cook County, Illinois, and only interpreted in accordance with the substantive laws of Illinois without giving effect to its conflict of laws principles; and

          (x) may terminate the Retail Member Agreement upon 60 days written notice mailed to any executive officer of the company at TruServ's principal office.

CAPITAL STOCK

     In general, members of TruServ own shares of Class A and Class B common stock. Each of the two classes of stock has a par value of $100 per share. The Class A common stock is sold in units of 60 shares. Each TruServ member is required to purchase one unit of Class A common stock. No TruServ member is permitted to acquire more than five units of Class A common stock. The Class B common stock is issued only to holders (or former holders) of the Class A common stock in connection with the patronage dividend distributed to the members, as discussed below.

     Neither class of TruServ stock accrues dividends and each has limited transferability, by virtue of TruServ's right of first refusal to repurchase at par value a member's stock before it can be transferred. Historically, TruServ has always exercised this right. TruServ also retains an automatic lien on both classes of stock for any indebtedness due to TruServ by a member. There is no existing market for either class of TruServ stock.

     Participation in the earnings of a cooperative is based on member patronage purchasing and reflected by the payment of patronage dividends. In general, these patronage dividends are based on a member's purchasing volume and margins applicable to merchandise or services purchased by the member, less any expenses related to such business and less certain cooperative reserves. Patronage dividends are determined on a yearly basis for activity conducted the prior year, and are allocated no later than the 15th day of the ninth month following the end of the calendar year. TruServ has been paying patronage dividends in a combination of cash, notes and Class B common stock. For the 2000 taxable year, TruServ will pay approximately $35 million in patronage dividends to its members. See "Distribution of Patronage Dividends" below.

MORATORIUM ON REDEMPTIONS OF CAPITAL STOCK

     In March, 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of the company. The board also considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the impact of the 1999 loss were allocated to them. Members who did not request redemption would be saddled with the losses of those members who requested redemption. Moreover, the board considered the company's debt agreements, and, in particular, the financial covenants thereunder, which prohibit redemptions when the company, among other things, does not attain certain profit margins.

     In determining whether the moratorium should be lifted, the board of directors will consider the financial condition of the company, and will not lift the moratorium unless it can conclude that effecting redemptions of the company's capital stock will not "impair the capital" of the company, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of the company monthly.

DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from TruServ, calculated on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and provisions authorized by the board of directors. The patronage dividend paid to members is based on pre-tax net earnings calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net earnings for non-member income/(losses) and deferred patronage amortization. Once the patronage dividend is calculated, it is distributed to members based on relative gross margin participation for each type of purchase made. The dividend is allocated to members based on their purchases of warehouse, direct shipment, paint and lumber products as compared to total member purchases of such products.

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

     TruServ's By-Laws provide for the payment of annual patronage dividends, after payment of at least 20% of such patronage dividends in cash, in "qualified written notices of allocation" including (i) Class B common stock based on par value thereof, to a maximum of 2% of the member's net purchases of merchandise from TruServ for the year (except in unusual circumstances of individual hardship, in which case the board of directors reserves the right to make payments in cash), (ii) promissory (subordinated) notes or (iii) other property. Such promissory (subordinated) notes are for a five year term and bear interest at a rate fixed from time to time by the board of directors. The notes are subordinated to all other debt of TruServ. TruServ may also issue "nonqualified written notices of allocation" to its members as part of its annual patronage dividend. See "Payment of Patronage Dividends in Accordance with the Internal Revenue Code" below.

     In determining the form of the annual patronage dividend, a member's required investment in Class B common stock of TruServ had historically been limited by the board of directors to an amount, the cumulative value of which will not exceed two percent (2%) of the member's net purchases of merchandise and services from the company. Commencing in 1996, the board established a minimum Class B common stock ownership requirement (currently $25,000 for hardware stores), which may be varied from time to time. This minimum is calculated as the aggregate of a member's various types of annual purchases multiplied by a specific percentage, that varies from 1% to 14%, decreasing as total dollar purchases by category increase. The amount of such required investment is determined by majority vote of the board of directors, and may be increased or decreased from time to time. The basis for determining the necessity of an increase or decrease is through an evaluation of the financial needs of TruServ and the needs of its membership.

ALLOCATION OF PATRONAGE DIVIDENDS AGAINST LOSS ACCOUNT

     On August 28, 2000, the board of directors of TruServ decided to allocate a substantial portion of its 1999 operating losses among the TruServ members, on a pro rata basis, in proportion to each member's ownership of Class B common stock as of December 31, 1999. A loss allocation account was established for each member during the third quarter of 2000, reflecting that member's allocated loss for the year ended December 31, 1999. The loss account will be satisfied by offsetting future qualified Class B common stock issued as part of the patronage dividend against the amount in the account. In the event of the dissolution of a member or termination of his or its membership and upon release of the moratorium, the redemption proceeds to which that member would have been entitled would also be offset against the amount of the loss allocated to the member that had not yet been satisfied.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Code specifically provides for the taxation of cooperatives (such as TruServ) and their patrons (such as TruServ's members) so as to ensure that the business earnings of a cooperative are currently taxable either to the cooperative or to its patrons, but not both.

     The shares of Class B common stock and other written notices distributed by TruServ to its members, which disclose to the recipient the stated amount allocated to him by TruServ and the portion thereof which is a patronage dividend, are "written notices of allocation" as that phrase is used in the Code. For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that TruServ pay 20% or more of the annual patronage dividend in cash and that the members consent to having the allocations (at their stated dollar amounts) treated as being constructively received by them and includable in their gross income. Any written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code.

     TruServ deducts the sum of cash, the face value of qualified written notices and the fair market value of any other property distributed to the members (except nonqualified written notices of allocation) from its earnings in determining its taxable income. Accordingly, all of these items, including such qualified written notices of allocation, are includable in the gross income of the members. Section 1385(a) of the Code provides, in substance, that the amount of any patronage dividend which is paid in cash, qualified written notices of allocation or other property (except nonqualified written notices of allocation) shall be included in the gross income of the patron (member) for the taxable year in which he or it receives such distribution. In general, for nonqualified written notices of allocation, no amounts are either deductible by TruServ or includable in a member's gross income until the notices are redeemed by TruServ. TruServ itself therefore includes any earnings reflected in nonqualified written notices of allocation in its own gross income and pays tax on them.

     Thus, every year each member may receive, as part of the member's patronage dividend, non-cash "qualified written notices of allocation," which may include Class B common stock, the stated dollar amount of which must be recognized as gross income by the member for the taxable year in which received. The portion of the patronage dividend paid in cash (at least 20%) may be insufficient, depending on a member's individual tax bracket, to pay income taxes due from the member on its receipt of the full amount of the patronage dividend, including cash and Class B common stock.

     TruServ's By-Laws reflecting the Code provision applicable to cooperatives, treat shares of Class B common stock and such other notices as the board of directors may determine, if distributed in payment of patronage dividends, as "qualified written notices of allocation." The By-Laws provide:

          (i) for payment of patronage dividends in a combination of cash, qualified written notices of allocation (including Class B common stock), other property and nonqualified written notices of allocation, and

          (ii) that membership in the organization (i.e. the status of being a member of TruServ) constitutes the member's consent to recognize the stated amount of any qualified written notices of allocation or other property distributed to it as includable in the member's gross income as provided in
     Section 1385(a) of the Code.

     Under the Code, any person who becomes or became a member of TruServ, or who remains a member after adoption of the By-Laws providing that membership in TruServ constitutes consent to be taxed on receipt of qualified written notices of allocation, is deemed to have consented to be taxed on receipt of patronage dividends in cash and in qualified written notices of allocation, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing member and have been, and will continue to be, delivered to each person that became, or becomes a member thereafter. Such consent is then effective as to patronage dividends, except as to patronage dividends paid after the person ceases to be a member of the organization or after the By-Laws of the organization cease to contain the automatic consent provision. Such consent may be revoked by the member only by terminating its membership in TruServ in the manner provided in his or its Retail Member Agreement.

     TruServ has historically paid its members 30% of the patronage dividend in cash (excluding nonqualified written notices of allocation). However, TruServ is only obligated to distribute 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash, and it may distribute this lesser percentage in future years.

     In order to avoid the administrative inconvenience and expense of issuing separate certificates representing shares of Class B common stock to each member, TruServ deposits a certificate, representing all the shares of Class B common stock then being issued with Harris Trust and Savings Bank, Chicago, Illinois, for safekeeping for and on behalf of its members. The company keeps the allocations of Class B common stock in book entry form. The company then sends a written notice to each member of these deposits and the allocation thereof to such member.

ITEM 2. PROPERTIES.

     The company's national headquarters is located in Chicago, Illinois. Information with respect to the company's owned and leased warehousing and office facilities is set forth below:

                                                       SQUARE FEET OF                          LEASE
                                                       WAREHOUSE AND                        EXPIRATION
                      LOCATION                          OFFICE AREA        INTEREST            DATE
                      --------                         --------------      --------         ----------
   Brookings, South Dakota.......................          518,000           Owned
   Chicago, Illinois.............................          228,100          Leased       December 31, 2010
   Corsicana, Texas..............................          775,000           Owned
   Denver, Colorado..............................          360,000          Leased       June 30, 2004
   East Butler, Pennsylvania.....................          476,200           Owned
   Fogelsville (Allentown), Pennsylvania.........          600,000           Owned
   Ft. Smith, Arkansas...........................          206,500          Leased       November 30, 2002
   Hagerstown, Maryland..........................          840,000          Leased       April 28, 2003
   Harvard, Illinois.............................        1,310,000          Leased       August 23, 2013
   Harvard, Illinois.............................          160,000          Leased       August 23, 2005
   Henderson, North Carolina.....................          300,000          Leased       November 11, 2001
   Indianapolis, Indiana.........................          420,000           Owned
   Jonesboro (Atlanta), Georgia..................          670,000           Owned
   Kansas City, Missouri.........................          415,000           Owned
   Kingman, Arizona..............................          375,000           Owned
   Manchester, New Hampshire.....................          730,000           Owned
   Mankato, Minnesota............................          320,000           Owned
   Peachtree City, Georgia.......................           60,500          Leased       November 24, 2005
   Springfield, Oregon...........................          504,000           Owned
   Westlake (Cleveland), Ohio....................          405,000           Owned
   Winnipeg, Manitoba............................          432,000           Owned
   Woodland, California..........................          350,000           Owned

     No location owned by the company is subject to a mortgage.

     The Ft. Smith, Arkansas and Peachtree City, Georgia properties, which were closed in 1997, are under lease and are currently under a sublease. The Westfield, Massachusetts distribution center was closed and sold in 2000. Also in 2000, the company announced the closing of its Indianapolis, Indiana distribution center.

     In January 2001, the company announced the closure of its Henderson, North Carolina distribution center.

     Information with respect to the company's manufacturing facilities is set forth below:

                                               SQUARE FEET OF
                                               MANUFACTURING           PRINCIPAL
                 LOCATION                           AREA                PRODUCT           INTEREST
                 --------                      --------------          ---------          --------
Chicago, Illinois..........................       105,000                Paint             Owned
Cary, Illinois.............................       580,000              Paint and           Owned
                                                                   Paint Applicators

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

ITEM 3. LEGAL PROCEEDINGS.

     In June, 2000, an action was filed against TruServ by 19 former members of the company in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). (Certain other former TruServ members have filed similar claims.) The plaintiffs in the action each allege that, based upon representations made to them by the company and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of Servistar Coast to Coast and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaint states that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not further specified. Discovery has recently commenced in this action and it is too early to determine the extent of the damages being claimed. In March of 2001, a similar action was brought on behalf of former SCC members in the same court, by the same law firm. The complaint alleges substantially similar cases as those made by the former TruServ members. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined.

     In August, 2000, an action was brought in Delaware Chancery Court (New Castle County) by an alleged former TruServ member against certain present and former directors of the company and against the company. The plaintiff in the lawsuit seeks to proceed on a class-action basis. The complaint alleges that the named directors breached their fiduciary duties in connection with the accounting adjustments made by the company in the fourth quarter of 1999 and that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring a moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit is in an early stage and the extent of the damages being claimed has not yet been determined.

     In October, 1999, Paul Pentz, the former president of the company, filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against the company alleging he is due bonus and retirement compensation payments in addition to amounts already paid to him. The company has filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of the company. Mr. Pentz's motion to dismiss the counterclaim was denied.

     The company intends to vigorously defend all of these cases and, accordingly, has recorded no related reserves at December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the common stock of the company and there is no expectation that any market will develop. The company's Class A common stock is owned exclusively by retailers of hardware and related products each of whom is a member or former member of the company and purchased at least sixty shares of the company's Class A common stock (the only class of voting stock) upon becoming a member.

The company is organized as a Delaware stock corporation and operates as a member-owned wholesaler cooperative corporation. The shares of the company's Class B common stock now outstanding were issued to members in partial payment of the annual patronage dividend that were accrued as a result of patronage business transacted by such members with the company. In accordance with the company's By-Laws, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions authorized by the board of directors.

     The number of holders of record (as of June 30, 2001) of each class of stock of the company is as follows:

                                                               NUMBER OF
                                                               HOLDERS OF
                                                                 RECORD
                       TITLE OF CLASS                          ----------
Class A voting common stock, $100 Par Value.................     7,619
Class B common stock, $100 Par Value........................     7,489

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of the company's Certificate of Incorporation, may be declared out of gross margins of the company, other than gross margins from operations with or for members and other patronage source income, after deduction for expenses, reserves and provisions as may be authorized by the board of directors. Dividends may be paid in cash, in property, or in shares of the Class B common stock, subject to the provisions of the Certificate of Incorporation and the By-Laws. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, the company has not paid dividends on its Class A common stock or Class B common stock. The board of directors does not plan to pay dividends on either class of stock. See Item 1--"Business--Distribution of Patronage Dividend."

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                           FOR THE FISCAL YEARS
                         ----------------------------------------------------------------------------------------
                            2000      1999 (RESTATED)(E)   1998 (RESTATED)(E)   1997(B)(RESTATED)(E)    1996(C)
                         ----------   ------------------   ------------------   --------------------   ----------
                                                              (IN THOUSANDS)
Revenues...............  $3,993,642       $4,502,326           $4,328,238            $3,331,686        $2,441,707
Gross margins..........     277,397          181,465              298,135               241,020           196,636
Net margins/(loss).....      34,117         (130,803)              12,020                38,086            52,410
Patronage
  dividends(a).........      34,705               --               35,024                43,782            53,320
Total assets...........   1,236,014        1,335,397            1,587,674             1,425,483           853,985
Long-term debt(d)......       9,091          309,796              316,959               169,209            80,145
Promissory
  (subordinated) and
  installment notes
  payable..............      65,846           83,804              124,422               172,579           185,366
Redeemable Class A
  common stock.........      49,084           47,270               49,880                47,423             4,876
Redeemable Class B
  common stock.........     174,448          177,779              195,643               187,259           114,053

---------------
(a) No patronage dividend was issued in 1999 due to the reported net loss of $130,803,000.
(b) 1997 financial results are for Cotter & Company from January 1, 1997 through June 30, 1997 and the merged company of TruServ for July 1, 1997 through December 31, 1997.
(c) 1996 financial results are for Cotter & Company.
(d) As discussed in Note 2 to the consolidated financial statements, all amounts outstanding under the senior note agreements have been classified as current as of December 31, 2000.
(e) As discussed in Note 1 to the consolidated financial statements, the fiscal year 1997, 1998 and 1999 results have been restated to reflect the recording as expenses in fiscal 1997 and 1998 of $13.6 million of costs that were previously accrued for as of July 1, 1997 in connection with the SCC merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Note: In consultation with the company's prior and current auditors, and as more fully explained in footnote 1, the company has restated the consolidated financial statements as of and for the years ended December 31, 1999, 1998 and 1997. Additionally, the Company has made certain reclassifications to the prior year consolidated financial statements to conform with the current year's presentation.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

  RESULTS OF OPERATIONS

     Revenues for 2000 totaled $3,993,642,000. This represented a decrease in revenues of $508,684,000 or 11.3% over 1999. This decrease was the result of various factors. The primary contributing factor was lower revenues from the company's sales of lumber and building material products, which declined $272,331,000 or 20.1% over the prior year. Lower commodity pricing in the lumber and building materials industry and a decrease in unit volume contributed to the decrease in hardware sales. A second contributing factor was a decrease in hardware sales, which declined $240,273,000 or 8.7% over the prior year. A reduction in the company's member base contributed to this decline. The member base erosion was partially due to management's decision to eliminate stores that were not profitable to the co-op. Average hardware handled sales per store in 2000 were equivalent to 1999 at approximately $16,000 per month excluding non-profitable members who did not meet minimum purchasing levels.

     In 2000, the company experienced an increase in gross margins of $95,932,000 or 52.9% over the prior year. Gross margins as a percentage of revenue also increased to 6.9% from 4.0% for 1999. The company's improvement of inventory controls in 2000 and a significant reduction in member claims contributed to the increase in gross margins. In addition, the company conducted a physical inventory count in the fourth quarter of 2000, which resulted in a $22.2 million adjustment that positively impacted gross margins. The company recorded an inventory adjustment in 1999 resulting in a charge of $74.0 million related to the consolidation of the distribution network which was caused by larger than usual employee turnover, less than adequate training procedures and increased member claims. The company's implementation of one common ordering system for all of its members and a reduction in employee turnover resulted in reduced member claims. The reductions in member claims are also the result of the company increasing training procedures for employees in the last year, particularly in the handling of inventory.

     Logistics and manufacturing expenses decreased $9,338,000 or 9.4%, as compared to the prior year. The company's initiatives in consolidating its distribution network, developed with the merger plan from 1997, led to the reduction in these expenses.

     As a result of the decreases in sales that the company experienced in early 2000, the company implemented significant cost cutting measures in 2000 that resulted in a decrease in selling, general and administrative ("SG&A") expenses. SG&A expenses decreased $19,274,000 or 13.6% over the prior year. SG&A expenses as a percentage of sales were 3.1%, which is consistent with the prior year.

     As a result of a reduction in the aggregate principal balance of debt to members of the company, the amount of interest that the company paid to members decreased $3,367,000 or 23.2% in comparison to the prior year. However, other interest expense increased by $10,371,000, representing a 22.4% increase. This increase was the result of higher interest rates under the various financing agreements, which was partially offset by decreased borrowing amounts.

     Gain on sale of assets increased $18,613,000. The gain was due primarily to the company's sale of its lower gross margin lumber and building materials division.

     Other income increased by $6,179,000, primarily due to a one-time gain resulting from the settlement of certain pension obligations to fully vested employees through the purchase of annuity contracts.

     In 2000, income tax expense decreased by $16,104,000, primarily due to the company recording in 1999 a valuation allowance on deferred taxes of $16,490,000 existing as of December 31, 1998. The valuation allowance was required under FAS 109, since the company had cumulative losses for the three most recent fiscal years and consequently did not have sufficient evidence to overcome this loss. In 2000, there was no change in the valuation allowance.

     The company's net margin in 2000 was $34,117,000 compared to a net loss of $130,803,000 in 1999. The company attributes this result to the following: improvement in its gross margins, a reduction in logistics and manufacturing expenses, a decrease in SG&A expenses, the gain from the sale of the lumber and building materials division and the settlement of the pension claims through the purchase of annuity contracts.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

  RESULTS OF OPERATIONS

     Revenues for 1999 totaled $4,502,326,000. This represented an increase in revenues of $174,088,000 or 4.0% over 1998. The increase was primarily due to an increase of 7.8% in direct shipment sales and 15.1% in lumber and building materials sales.

     Gross margins decreased by $116,670,000 or 39.1% and, as a percentage of revenues, decreased to 4.0% from 6.9% for the comparable 1998 period. This decrease was primarily attributable to: inventory adjustments related to consolidation of the distribution network leading to increased member claims, a change in sales mix, and the impact of retail competitive pressures.

     The inventory adjustment of $74,000,000 related to the resolution of certain unreconciled differences arising from the consolidation of the distribution network, integration of one inventory platform, larger than usual employee turnover, less than adequate training procedures and increased member claims. The increased member claims incurred by the company were due to the consolidation of three ordering systems of the various merged entities, containing 130,000 items, into one ordering system containing 60,000 items. Member claims resulted in $20,000,000 of the $74,000,000 inventory adjustments. These claims predominantly arose from a difference between the merchandise the member ordered and the merchandise received by the member (although additional claims arose from damages, overages and allowances). This trend of member claims is not expected to continue because the company has taken measures to improve inventory controls by taking more physical inventory counts, using more extensive cycle count procedures and increasing employee training to improve shipping/receiving accuracy and thereby reducing member returns.

     The sales mix has continued to shift from the handled and paint sales that generate a higher gross margin to the lower gross margin direct shipments and lumber and building material sales to members. The decrease in handled and paint sales, consolidation of the distribution center network, refinement of estimates for allowances and additional costs associated with inventory capitalization negatively impacted the gross margin by $40.3 million.

     The company has continued to provide members with lower pricing to deal with the intense competitive pressure that the members are experiencing in the retail marketplace from "Big Box" stores such as Home Depot, Menards and Lowes, as well as the diversified retailers such as Sears and Wal-mart.

     The negative gross margin impact from the aforementioned inventory adjustments, decrease in handled and paint sales and lower pricing to combat competition was partially offset by the gross margin increase attributable to increased direct shipment sales and lumber and building materials sales. The gross margin increased $3,883,000 or 1.6% as a percentage of revenue due to the increase in direct shipment sales and lumber and building materials sales of $248.0 million.

     Logistics and manufacturing expenses increased $2,953,000 or 3.1% as compared to the prior year. This increase was due to the start-up of a new distribution center in Hagerstown, Maryland, and the shut down of three other distribution centers.

     In fiscal 1999, SG&A expenses increased $5,449,000 or 4.0% over the prior year. The increase was primarily attributable to depreciation and amortization and bad debt expense. Depreciation and amortization increased $9,019,000 or 28.1% as a result of the amortization of conversion funds provided to members and increased capital expenditures in 1998 being depreciated in 1999.

     Total interest expense increased in 1999 by $5,602,000 or 10.2% over fiscal 1998. Other interest expense increased by $7,494,000 due to an increase in the company's borrowing rate. This increase was partially offset by a decrease in interest paid to members by $1,892,000 or 11.5% due to a lower average interest rate and lower principal balance.

     The gain on sale of properties totaled $11,724,000 for fiscal year 1999 and is attributable to the sale of redundant distribution centers and associated property.

     Income tax expense increased by $16,423,000 because of the uncertainty of the future realization of the tax benefit. The previously recorded tax asset related to the merger was written off due to the extent of the net operating loss that had occurred in 1999.

     The cumulative effect on prior years of a change in accounting principle of $6,484,000 reflects the start-up costs of converting the information technology/inventory management systems used by SCC distribution centers prior to the merger to those systems currently used by the company. This reduction in net margins is in compliance with SOP 98-5, "Reporting the Costs of Start-up Activities."

     The combination of decreased gross margins, increased borrowing costs, increased income tax expense and the cumulative effect of a change in accounting principle resulted in a net loss of $130,803,000 compared to a net margin of $12,020,000 for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the fiscal year ended December 31, 2000 was $83,573,000, compared to $181,607,000 for the fiscal year ended December 31, 1999. As of December 31, 2000, inventory decreased $38,752,000, as a result of the company consolidating its distribution network to respond to the decline in sales it had experienced. The company also realized benefits from implementing a new inventory forecasting system that improved service levels to the members.

     In fiscal 2000, the company experienced a decrease of $52,188,000 in accounts and notes receivable due to both a decline in sales and the implementation of improved collection efforts. The company also experienced a decrease in accounts payable of $81,944,000 resulting from reduced inventory purchases in 2000 and the decrease in lumber and direct shipment sales described above.

     Cash flows provided by investing activities were $871,000 in fiscal 2000 compared to a use of funds of $10,532,000 in 1999. Total capital expenditures, including expenditures under capital leases, were $12,526,000 for the fiscal year ended December 31, 2000, as compared to $44,930,000 for the fiscal year ended December 31, 1999. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters. In addition, the company benefited from the receipt of proceeds from the sale of properties of $23,113,000. The principal amount of cash was generated from the sale of the lumber and building materials division on December 29, 2000 in the amount of $13,948,000; additionally, this same transaction generated cash in the amount of $5,164,000 received for non-competition, cooperation, lease and other agreements.

     The company generated cash flows from operating and financing activities and used them to reduce the company's debt by $67,943,000. This amount represented a decrease in both long-term and short-term debt. The company anticipates that this trend of lower debt will continue due to the sale of the lumber and building materials division. This sale eliminates the float the company carried on the direct ship sales of this division, since the vendor's invoices were paid before the members pay the company.

     At July 1, 1997, the company established a $300,000,000 five-year revolving credit facility with a group of banks. The agreements were amended and restated in April 2000 after a default was triggered as a result of the loss in 1999. The amendments include increased interest rates, new financial ratios and covenants, and the collateralization of the company's assets. The company had borrowed under the agreement $127,000,000 and $135,000,000 at December 31, 2000 and 1999,
respectively. The company also pays a commitment fee of .05% per annum on the unused portion of the commitments. Also, at December 31, 1999, the company had amounts due under a commercial paper program of $19,000,000, which it paid in 2000. The weighted average interest rate on these borrowings was 8.9% and 6.4% for the years ended December 31, 2000 and 1999, respectively.

     Under the senior notes and the revolving credit facility the company is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2000, the company was in compliance with the covenant requirements.

     However, as of February 24, 2001, the company failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the credit facility would become callable as immediately payable.

     On March 30, 2001 the participants in the revolving credit facility issued to the company a "reservation of rights" letter under which the participants effectively stated their intention to not call as immediately payable the company's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001 and on July 3, 2001, which extended the reservation of rights until July 30, 2001 and September 30, 2001, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

     The reservation of rights letters provided by the participants in the revolving credit facility required that the upper limit of the total amount that may be borrowed under the Credit Agreement at any time prior to September 30, 2001 be lowered from $275,000,000 to $225,000,000. The credit limit under this facility was reduced on May 11, 2001 from $275,000,000 to $250,000,000.
Additionally, the interest rate on the amounts outstanding under the revolving credit facility was increased by approximately 2%; this increased interest rate also applies to the outstanding senior notes. As a result of this increased interest rate, the company will incur additional interest expense in fiscal year 2001. If this increased interest rate continues through December 31, 2001, the additional interest expense would aggregate approximately $6.0 million.

     The company is in discussions with the current lenders and with potential lenders regarding refinancing the senior note agreements and the revolving credit facility and, if successful, will replace the current senior note agreements and the revolving credit facility with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. An alternative may be to amend the existing agreements with the existing lenders. However, no assurances can be given as to the outcome. The company's failure to successfully finance or amend its current borrowing arrangements could cause the current lending group to call as immediately payable the company's currently outstanding debt obligations. The company's resulting inability to satisfy its debt obligations would force the company to pursue other alternatives to improve liquidity, possibly including among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, the company has engaged an investment banking firm to assist us in exploring the sale of the paint business. No assurances can be given that the company would be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

     Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

     At December 31, 2000, the company's working capital was ($188,739,000), as compared to $85,789,000 at December 31, 1999. The current ratio was 0.82 at December 31, 2000, as compared to 1.10 at December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt which totals approximately $127 million at December 31, 2000. A 50 basis point movement in interest rates would result in an approximate $635,000 annualized increase or decrease in interest expense and cash flows. For the most part, the company manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the company's trade receivables. The company extends credit to its members as part of its day-to-day operations. The company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, the company believes that its allowance for doubtful accounts is adequate with respect to member credit risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The company's consolidated financial statements and report of independent accountants are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The company dismissed Ernst & Young LLP as its independent accountants, as recommended by its Audit and Finance Committee and approved by its Board of Directors. The reports of Ernst & Young LLP of the financial statements for 1998 and 1999 contained no adverse opinion or disclaimer of opinion. Additionally, their opinion was not qualified or modified as to uncertainty, audit scope or accounting principles, except the opinion on the 1999 financial statements was modified to reflect the company's change in accounting principle for start-up costs. In connection with its audits for 1998 and 1999, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP notified the company and its Audit and Finance Committee in a letter dated April 14, 2000 that internal controls necessary for the company to develop reliable financials statements did not exist during the year ended December 31, 1999.

     The Company's Audit and Finance Committee recommended, and the Board of Directors approved, the appointment of PricewaterhouseCoopers LLP as its new independent accountants on June 29, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior executive officers of the company are:

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Bryan R. Ableidinger...............    52       Director since August, 2000. Term expires at the 2002
                                                annual stockholders' meeting.
Benjamin J. Andre..................    64       Director since August, 2000. Term expires at the 2002
                                                annual stockholders' meeting.
Joe W. Blagg.......................    51       Chairman since January, 2000. Acting Chief Executive
                                                Officer since July 3, 2001. Director since April, 1996.
                                                Term expires at the 2002 annual stockholders' meeting.
James D. Burnett...................    65       Director since April, 1998. Term expires at the 2002 annual stockholders' meeting.
Harold A. Douthitt.................    53       Director since August, 2000. Term expires at the 2002
                                                annual stockholders' meeting.
Jay B. Feinsod.....................    57       Director since July, 1997. Term expires at the 2002 annual stockholders' meeting. Formerly Director of SCC since
                                                October, 1986.
William F. Godwin..................    46       Senior Vice President, Supply Chain since March, 2001.
                                                Prior positions were Vice President of Advertising,
                                                Merchandising and Inventory Management with the company.
Neil A. Hastie.....................    52       Senior Vice President, Chief Information Officer since
                                                December, 1999. Prior position was Director of E-Business
                                                since 1998.
James D. Howenstine................    57       Vice-Chairman since January, 2000. Director since July,
                                                1997. Term expires at the 2002 annual stockholders'
                                                meeting. Formerly Director of SCC since October, 1995.
Peter G. Kelly.....................    57       Director since July, 1997. Term expires at the 2002 annual stockholders' meeting. Formerly Director and Chairman of
                                                SCC since January, 1981. Formerly Vice-Chairman of the
                                                company.
Robert J. Ladner...................    54       Director since April, 1994. Term expires at the 2002 annual stockholders' meeting. Formerly Chairman of Cotter &
                                                Company. Formerly Vice-Chairman of the company.
Pamela Forbes Lieberman............    46       Chief Operating Officer since July 3, 2001, Chief
                                                Financial Officer since April 18, 2001 and Senior Vice
                                                President, Finance since March 12, 2001. Prior positions
                                                were Senior Vice President, Finance and Chief Financial
                                                Officer of Shoptalk, Inc., Martin-Brower Company and
                                                Fel-Pro Incorporated.
Robert M. Liebgott.................    50       Senior Vice President, Sales, Marketing & Merchandising
                                                since March, 2001. Prior position was Vice President of
                                                Merchandising with the company.

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Robert Ostrov......................    51       Chief Administrative Officer and General Counsel since
                                                April, 2000, and Senior Vice President since February,
                                                1997. Prior position was Vice President of Human Resources for a retail company.
Michael D. Rosen...................    48       Senior Vice President of Logistics since March, 2001. Prior positions were Vice President of Logistics and Retail
                                                Systems, Assistant Vice President of Retailing, Assistant
                                                Vice President of Merger Administration, and General
                                                Manager of Lumber and Building Materials.
George V. Sheffer..................    48       Director since July, 1994. Term expires at the 2002 annual stockholders' meeting.
John M. West, Jr. .................    48       Director since October, 1991. Term expires at the 2002
                                                annual stockholders' meeting.
Barbara B. Wilkerson...............    53       Director since July, 1997. Term expires at the 2002 annual stockholders' meeting. Formerly Director of SCC since
                                                October, 1986.

---------------
During the past five years, the principal occupation of each director of the company was the operation of retail hardware stores or lumber/building materials stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Compensation Committee of the board of directors (the "Committee") consists of four non-employee directors and assists the board of directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring the company's pension and other benefit plans. The Committee, which meets regularly, calls upon outside consultants for assistance in carrying outs its obligations.

     The philosophy of the Committee is to maintain an executive compensation program to help the company attract, retain and motivate the executive resources needed to maintain industry leadership, provide high levels of service to members, and achieve the financial objectives determined by the board of directors. The Committee sets performance goals, assesses achievement relative to the performance goals, and recommends to the board salary, bonus and long-term incentives for the senior executives of the company.

     To achieve its goals, the Committee has developed three executive compensation policies for the company:

     - Salaried compensation should be competitive with the median for executives of companies of a comparable size within the company's industry;

     - Annual incentive compensation should vary and reflect company performance; and

     - A long-term (multiple year) incentive program should be available to help the company retain selected executives.

     The combination of these three compensation policies is intended to provide competitive earning opportunities when performance reaches desired levels. Both the annual and long-term incentive plans may be terminated by the board of directors at any time. The bonus and long-term components of the total compensation package are computed in the year following the year in which they are earned and are paid out to the individual with respect to the prior year.

     The Company provides salary levels that fall within the median (between the 50th to 60th percentile) of the executive marketplace of comparable size in the company's industry. The following types of organizations are considered within the company's industry: member-owned organizations, wholesale distribution firms, mass merchandising firms and general manufacturing organizations. Competitiveness is measured using data from a number of sources, including published information, proxy statements and surveys by consulting firms.

     The 2000 compensation of Donald Hoye, the company's former chief executive officer, was determined as follows: The salary component of his total compensation was maintained at $500,000, the same level he had in 1999. Mr. Hoye earned a bonus for year 2000 of $417,500 as a result of the company's improved services to the members in 2000 over 1999. Mr. Hoye did not receive a bonus in 1999. In 2000, Mr. Hoye did not receive a long-term incentive award.

                                        Harold A. Douthitt
                                        Peter G. Kelly
                                        Robert J. Ladner
                                        John M. West
                                        Joe W. Blagg (ex officio)
                                        COMPENSATION COMMITTEE

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to the company's five most highly compensated executive officers during fiscal year 2000 and the total compensation paid to each such individual for the company's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                     NAME AND                                                         OTHER
                PRINCIPAL POSITION                  YEAR    SALARY    BONUS(1)   COMPENSATION(2)
                ------------------                  ----   --------   --------   ---------------
Donald J. Hoye....................................  2000   $500,000   $417,500      $ 44,855
  Former President and                              1999    500,000         --        38,418
  Chief Executive Officer                           1998    408,750         --        58,395
Brian T. Schnabel.................................  2000    384,375    303,400        39,165
  Former Executive Vice President and               1999    304,400    195,000        37,372
  Chief Operating Officer                           1998     75,800     72,000       230,729
Robert Ostrov.....................................  2000    264,080    172,550        30,592
  Senior Vice President, Chief Administrative       1999    244,000     36,000        19,302
  Officer and General Counsel                       1998    234,000         --        15,020
Leonard G. Kuhr...................................  2000    268,750    137,550        16,697
  Former Senior Vice President and                  1999         --         --            --
  Chief Financial Officer                           1998         --         --            --
Robert M. Liebgott................................  2000    255,000    129,000        27,843
  Vice President,                                   1999    246,000     15,000        10,940
  Merchandising                                     1998    237,000     50,000        11,460

---------------
(1) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year. In 2000, a special recognition bonus was earned and paid as a result of the company's increased service to members.

(2) Other compensation consists of company contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "Savings Plan"), life insurance plan, financial planning services and automobile allowances. Under the Savings Plan, each participant may elect to make a contribution in an amount of up to fifteen percent (15%) of his annual compensation, not to exceed $30,000 (including company contributions) per year, of which $10,000 of the executive officer's salary in fiscal year 1999 may be deferred. The company's contribution to the Savings Plan, from January 1 through June 30 of 2000, was equal to seventy-five percent (75%) of the participant's contribution, but not to exceed four and one-half percent (4 1/2%) of the participant's annual compensation. Effective July 1, 2000, the Savings Plan was amended to apply only a profit sharing match tied to the company's net earnings. The officers did not received a company match for the second half of fiscal 2000.

     In 1999, other compensation for Mr. Hoye consisted primarily of a transition bonus of $20,000. For Mr. Schnabel the 1999 other compensation consisted primarily of relocation payments of $23,380.

     In 1998, other compensation for Mr. Hoye consisted primarily of a transition bonus of $40,000. For Mr. Schnabel the 1998 other compensation consisted primarily of relocation payments of $228,116.

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

BOARD COMPENSATION

     In 2000, directors of the company (except the chairman and vice chairman) were each paid $2,000 per month. The Chairman of the Board was paid $100,000 and the Vice Chairman of the Board was paid $54,000 for 2000.

DEFINED BENEFIT RETIREMENT PLANS

     The company has a defined benefit pension plan, the TruServ Corporation Defined Lump Sum Pension Plan, which is qualified under the Internal Revenue Code. The plan was amended and restated effective January 1, 1998. The amount of the company's annual contribution to the plan is determined for the total of all participants covered by the plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the plan. The plan provides fully vested lump sum benefits to eligible employees who have served a minimum of five years of service. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the plan.

     For each year of service, a participant receives a percentage of his or her "average compensation" in the form of a lump sum. The percentages range from two percent of average compensation for years of service performed prior to age 26 to twelve percent of average compensation for years of service performed at or after age 61. Participants with average compensation in excess of two-thirds of the Social Security Taxable Wage Base in the year of termination of employment or retirement receive an additional benefit on this excess compensation equal to half of the percentage applied to their full average compensation. Participants who were age 50 with at least fifteen years of service as of January 1, 1996 receive an additional 25% of their average compensation. The benefits under the plan cannot be less than benefits already earned by the participant under the plan as it existed prior to its amendment.

     The plan was amended effective January 2, 1998 to include former employees of SCC. These employees received credit under the plan for all years for which they received credit under the SERVISTAR/Coast to Coast Retirement Income Plan ("the SERVISTAR Plan"). In addition, any of these employees who had attained age 50 and completed 15 years of service as of January 1, 1998 received an additional 25% of their average compensation. Also, the benefits under this plan cannot be less than benefits already earned by the participant under the SERVISTAR Plan as of December 31, 1997.

     "Average compensation" means the average of the compensation paid to an eligible employee during the three highest calendar years within the ten consecutive calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, bonuses, deferral contributions under the Savings Plan and pre-tax medical premiums.

     The company amended and restated, effective July 24, 1998, a Supplemental Retirement Plan (the "Supplemental Plan") for certain employees as designated by the company's President and Chief Executive

Officer. The Supplemental Plan was amended on July 1, 1997 to include certain former SCC employees. For each year of service, participants receive a percentage of their "average compensation" in the form of a lump sum. The percentages are 33 percent of average compensation for years of service performed prior to age 55 and 42 percent of average compensation for years of service performed at or after age 55. Service is limited to 20 years and the maximum aggregate percentage is 66%. This amount is reduced by any benefits payable under the Supplemental Plan and eight times the participant's primary Social Security benefit. "Average Compensation" for the Supplemental Plan is defined the same as for the plan, as discussed above. The benefits under the Supplemental Plan cannot be less than benefits already earned by the participant under the Supplemental Plan as it existed prior to its amendment.

     The Supplemental Plan is not a qualified plan under the Internal Revenue Code. Benefits payable under the Supplemental Plan are financed through operations. The estimated annual retirement benefits which may be payable pursuant to the Supplemental Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Internal Revenue Code, which outlines the maximum earnings amounts which may be considered under the Supplemental Plan in determining retirement benefits. This limit was $170,000 for 2000. Section 415 of the Internal Revenue Code outlines the maximum annual benefit which may be payable from the Supplemental Plan during the year; the dollar limit is $140,000 for 2001 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the plan and the Supplemental Plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                            YEARS OF SERVICE
                AVERAGE                   ----------------------------------------------------
              COMPENSATION                   10         15         20         25         30
              ------------                --------   --------   --------   --------   --------
$1,000,000..............................  $392,152   $545,467   $613,260   $613,260   $613,260
   900,000..............................   352,242    489,878    550,544    550,544    550,544
   800,000..............................   312,331    434,288    487,827    487,827    487,827
   700,000..............................   272,421    378,699    425,111    425,111    425,111
   600,000..............................   232,511    323,110    362,395    362,395    362,395
   500,000..............................   192,600    267,520    299,679    299,679    299,679
   400,000..............................   152,690    211,931    236,962    236,962    236,962
   300,000..............................   112,780    156,341    174,246    174,246    174,246
   200,000..............................    72,869    100,752    111,530    111,530    111,530
   100,000..............................    32,959     45,163     48,814     48,814     48,814

     The present credited years of service for the officers listed in the above table are as follows: Robert Ostrov, 4 years; Robert M. Liebgott, 4 years.

PERFORMANCE GRAPH

     There is no existing market for the company's common stock and there is no expectation that any market will develop. There are no broad market or peer group indices the company believes would render meaningful comparisons. Accordingly, a performance graph of the company's cumulative total stockholder return for the previous five years, with a performance indicator of the overall stock market for the company's peer group, has not been prepared.

EMPLOYMENT AGREEMENT

     SCC entered into an employment agreement with Donald J. Hoye, dated September 1, 1996. TruServ is the successor in interest to the employment agreement. The agreement is for a term of 60 months, with an option to renew. As compensation, Mr. Hoye is to receive a base salary as determined by the company's Board of Directors annually and incentive compensation subject to the terms of the company's Executive Compensation Program (or any successor program). In addition, Mr. Hoye is to receive employee benefits, reimbursement of expenses and benefits payable upon disability commensurate with those received by other similarly situated employees of the company. The company reserves the right to terminate the agreement for "cause" upon thirty days notice to Mr. Hoye (and an opportunity to cure). If the employment agreement is terminated for any reason other than cause, Mr. Hoye is entitled, as severance pay or liquidated damages, or both, continuation of certain benefits, including payment of his full salary and then half salary for a period of time. Pursuant to the employment agreement, Mr. Hoye is subject to a two year non-compete provision, and is bound by a confidentiality provision.

     On July 3, 2001, Mr. Hoye resigned from the position of Chief Executive Officer of the company. Currently, the company is negotiating the terms of his separation from the company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of June 30, 2001, each of the directors of the company was the beneficial owner of at least 60 shares of Class A common stock of the company, consisting of 0.2% of the issued and outstanding shares of Class A Common Stock. No senior officer owns any shares of Class A common stock.

     The directors own, in the aggregate, approximately 1% of Class B common stock as of June 30, 2001. No senior officer owns any shares of Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. FINANCIAL STATEMENTS

            The consolidated financial statements listed in the index on page F-1 are filed as part of this annual report.

         2. FINANCIAL STATEMENT SCHEDULES

            The schedule listed in the index on page F-27 is filed as part of this annual report.

         3. EXHIBITS

            The exhibits listed in the index to exhibits on pages E-1 and E-2 are filed as part of this annual report.

     (B) REPORTS ON FORM 8-K

           Filed January 26, 2001, April 9, 2001, May 3, 2001, May 17, 2001,
           July 6, 2001, and July 20, 2001.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        TRUSERV CORPORATION

                                        By:   /s/ PAMELA FORBES LIEBERMAN
                                           -------------------------------------
                                                  Pamela Forbes Lieberman
                                                 Chief Operating Officer,
                                                Chief Financial Officer and
                                                   Senior Vice President
DATED: August 1, 2001

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

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

                  /s/ JOE W. BLAGG                       Chairman and Acting Chief          August 1, 2001
-----------------------------------------------------      Executive Officer
                    Joe W. Blagg

             /s/ PAMELA FORBES LIEBERMAN                 Chief Operating Officer,           August 1, 2001
-----------------------------------------------------      Chief Financial Officer and
               Pamela Forbes Lieberman                     Senior Vice President

                /s/ DAVID A. SHADDUCK                    Vice President, Corporate          August 1, 2001
-----------------------------------------------------      Controller
                  David A. Shadduck

              /s/ BRYAN R. ABLEIDINGER                   Director                           August 1, 2001
-----------------------------------------------------
                Bryan R. Ableidinger

                /s/ BENJAMIN J. ANDRE                    Director                           August 1, 2001
-----------------------------------------------------
                  Benjamin J. Andre

                /s/ JAMES D. BURNETT                     Director                           August 1, 2001
-----------------------------------------------------
                  James D. Burnett

               /s/ HAROLD A. DOUTHITT                    Director                           August 1, 2001
-----------------------------------------------------
                 Harold A. Douthitt

                 /s/ JAY B. FEINSOD                      Director                           August 1, 2001
-----------------------------------------------------
                   Jay B. Feinsod

               /s/ JAMES D. HOWENSTINE                   Director                           August 1, 2001
-----------------------------------------------------
                 James D. Howenstine

                 /s/ PETER G. KELLY                      Director                           August 1, 2001
-----------------------------------------------------
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Director                           August 1, 2001
-----------------------------------------------------
                  Robert J. Ladner

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----

                /s/ GEORGE V. SHEFFER                    Director                           August 1, 2001
-----------------------------------------------------
                  George V. Sheffer

                /s/ JOHN M. WEST, JR.                    Director                           August 1, 2001
-----------------------------------------------------
                  John M. West, Jr.

              /s/ BARBARA B. WILKERSON                   Director                           August 1, 2001
-----------------------------------------------------
                Barbara B. Wilkerson

ITEM 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 PAGE(S)
                                                                 -------
Report of Independent Accountants...........................   F-2
Report of Independent Auditors..............................   F-3
Consolidated Balance Sheet at December 31, 2000 and December
  31, 1999..................................................   F-4
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2000...............   F-5
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2000...............   F-6
Consolidated Statement of Members' Equity for each of the
  three years in the period ended December 31, 2000.........   F-7
Notes to Consolidated Financial Statements..................   F-8 to F-27

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Members of TruServ Corporation

     In our opinion, the consolidated financial statements of TruServ Corporation as of and for the year ended December 31, 2000 listed in the index appearing under Item (14)(a)(1) on page F-1 present fairly, in all material respects, the financial position of TruServ Corporation and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2000 and for the year then ended listed in the index appearing under Item 14(a)(2) on page F-27 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule as of December 31, 1998 and 1999 and for both of the years then ended were audited by other independent accountants whose report dated April 14, 2000 (except as to Note 1 which is as of July 3, 2001) expressed an unqualified opinion on those financial statements and financial statement schedule.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, as of February 24, 2001 the Company was in violation of certain restrictive covenants contained in its lending agreements and, as also discussed in Note 2, is currently in the process of renegotiating such agreements with its lending group. These factors raise substantial doubt about the Company's ability to continue as a going concern. As a result, all of the Company's debt obligations to its lending group have been classified as current liabilities. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois

February 22, 2001, except as to note 2 which is as of July 3, 2001 and note 7 which is as of April 19, 2001

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
TruServ Corporation

     We have audited the accompanying consolidated balance sheet of TruServ Corporation as of December 31, 1999 (as restated), and the related consolidated statements of operations, cash flows, and members' equity for each of the two years in the period ended December 31, 1999 (as restated). Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TruServ Corporation at December 31, 1999 (as restated), and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 (as restated), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respect the information set forth therein.

     As discussed in Note 1 to the financial statements, the Company has restated the financial statements for the years ended December 31, 1999, 1998 and 1997 to charge to expense as incurred certain costs that had been previously accrued in connection with a 1997 merger.

     As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for start-up costs.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
April 14, 2000, except for Note 1,
  as to which the date is July 3, 2001

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                                                              (RESTATED)
                                                                    (000'S OMITTED)
Current assets:
  Cash and cash equivalents.................................   $   18,316     $    1,815
  Restricted cash (Note 13).................................        1,000             --
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $7,170,000 and $5,613,000.........      396,587        460,419
  Inventories (Note 3)......................................      443,663        482,415
  Other current assets......................................       12,274          9,937
                                                               ----------     ----------
          Total current assets..............................      871,840        954,586
Properties, net (Note 4)....................................      216,146        244,845
Goodwill, net...............................................       94,051        101,787
Other assets................................................       53,977         34,179
                                                               ----------     ----------
          Total assets......................................   $1,236,014     $1,335,397
                                                               ==========     ==========

                             LIABILITIES AND CAPITALIZATION


Current liabilities:
  Accounts payable..........................................   $  356,196     $  442,140
  Outstanding checks........................................      129,490        102,764
  Accrued expenses..........................................       85,161         68,798
  Short-term borrowings (Note 5)............................      138,085        167,007
  Current maturities of long-term debt, notes and capital
     lease obligations (Notes 5, 6 and 8)...................      341,188         88,088
  Patronage dividend payable in cash........................       10,459             --
                                                               ----------     ----------
          Total current liabilities.........................    1,060,579        868,797
Long-term debt, including capital lease obligations, less
  current maturities (Notes 5 and 6)........................        9,091        309,796
Deferred credits (Note 13)..................................        9,821          1,872
                                                               ----------     ----------
          Total liabilities and deferred credits............    1,079,491      1,180,465
                                                               ----------     ----------
Minority interest...........................................        4,999          4,677
Commitments and contingencies (Note 7)......................           --             --
Members' capitalization:
  Promissory (subordinated) and installment notes (Note
     8).....................................................       65,846         83,804
  Members' equity:
     Redeemable Class A voting common stock, $100 par value;
      750,000 shares authorized; 411,180 and 405,060 shares
      issued and fully paid; 98,880 and 106,380 shares
      issued (net of subscriptions receivable of $1,922,000
      and $3,874,000).......................................       49,084         47,270
     Redeemable Class B non-voting common stock and paid-in
      capital, $100 par value; 4,000,000 shares authorized;
      1,732,962 and 1,764,797 shares issued and fully
      paid..................................................      174,448        177,779
     Loss allocation (Note 1)...............................      (92,460)            --
     Deferred patronage (Note 1)............................      (27,288)       (27,663)
     Accumulated deficit....................................      (17,134)      (130,089)
     Accumulated other comprehensive loss...................         (972)          (846)
                                                               ----------     ----------
          Total Members' equity.............................       85,678         66,451
                                                               ----------     ----------
          Total Members' capitalization.....................      151,524        150,255
                                                               ----------     ----------
          Total liabilities and Members' capitalization.....   $1,236,014     $1,335,397
                                                               ==========     ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
                                                                          (RESTATED)     (RESTATED)
                                                                       (000'S OMITTED)
Revenues................................................   $3,993,642     $4,502,326     $4,328,238
                                                           ----------     ----------     ----------
Cost and expenses:
  Cost of revenues......................................    3,716,245      4,320,861      4,030,103
  Logistics and manufacturing expenses..................       89,944         99,282         96,329
  Selling, general and administrative expenses..........      122,860        142,134        136,685
  Interest paid to Members..............................       11,131         14,498         16,390
  Other interest expense................................       56,575         46,204         38,710
  Gain on sale of assets (Note 13)......................      (30,337)       (11,724)          (954)
  Other income, net.....................................       (7,809)        (1,630)        (1,642)
                                                           ----------     ----------     ----------
                                                            3,958,609      4,609,625      4,315,621
                                                           ----------     ----------     ----------
Net margin/(loss) before income taxes and cumulative
  effect of a change in accounting principle............       35,033       (107,299)        12,617
Income tax expense (Note 9).............................          916         17,020            597
                                                           ----------     ----------     ----------
Net margin/(loss) before cumulative effect of a change
  in accounting principle...............................       34,117       (124,319)        12,020
Cumulative effect on prior years of a change in
  accounting principle, net of tax......................           --          6,484             --
                                                           ----------     ----------     ----------
Net margin/(loss).......................................   $   34,117     $ (130,803)    $   12,020
                                                           ==========     ==========     ==========

See Note 1 for restatement of 1999 and 1998 operations.

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     FOR THE YEARS ENDED
                                                          ------------------------------------------
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
                                                                          (RESTATED)     (RESTATED)
                                                                       (000'S OMITTED)
Operating activities:
  Net margin/(loss).....................................    $ 34,117      $(130,803)     $  12,020
  Adjustments to reconcile net margin/(loss) to net cash
     and cash equivalents provided by/(used for)
     operating activities:
     Depreciation and amortization......................      43,033         41,131         32,112
     Provision for losses on accounts and notes
       receivable.......................................       9,147          5,148          2,808
     Gain on sale of assets.............................     (30,337)       (11,724)          (954)
     Changes in operating assets and liabilities:
       Accounts and notes receivable....................      52,187         63,059        (69,585)
       Inventories......................................      38,752        112,703        (52,572)
       Other current assets.............................      (2,337)        26,110        (19,795)
       Accounts payable.................................     (81,944)        56,087         20,010
       Accrued expenses.................................      16,839          2,229        (41,698)
     Other adjustments, net.............................       4,116         17,667         (1,251)
                                                            --------      ---------      ---------
          Net cash and cash equivalents provided by/
          (used for) operating activities...............      83,573        181,607       (118,905)
                                                            --------      ---------      ---------
Investing activities:
  Additions to properties...............................     (12,526)       (44,930)       (70,733)
  Proceeds from sale of properties (Note 13)............      23,113         39,714         32,645
  Changes in restricted cash (Note 13)..................      (1,000)            --             --
  Changes in other assets...............................      (8,716)        (5,316)        (5,923)
                                                            --------      ---------      ---------
          Net cash and cash equivalents provided
            by/(used for) investing activities..........         871        (10,532)       (44,011)
                                                            --------      ---------      ---------
Financing activities:
  Payment of patronage dividend.........................          --        (14,507)       (12,142)
  Payment of notes, long-term debt and lease
     obligations........................................     (67,355)       (57,340)       (41,966)
  Proceeds from long-term borrowings....................       1,098            731        158,821
  Increase/(decrease) in outstanding checks.............      26,726         (3,912)        16,813
  Increase/(decrease) in short-term borrowings..........     (28,922)       (91,140)        42,680
  Purchase of common stock..............................        (599)        (5,359)        (3,618)
  Proceeds from sale of Redeemable Class A common
     stock..............................................       1,109            617          1,754
                                                            --------      ---------      ---------
          Net cash and cash equivalents provided
            by/(used for) financing activities..........     (67,943)      (170,910)       162,342
                                                            --------      ---------      ---------
Net increase/(decrease) in cash and cash equivalents....      16,501            165           (574)
Cash and cash equivalents at beginning of year..........       1,815          1,650          2,224
                                                            --------      ---------      ---------
Cash and cash equivalents at end of year................    $ 18,316      $   1,815      $   1,650
                                                            ========      =========      =========

See Note 10 for supplemental cash flow information.

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                           REDEEMABLE COMMON STOCK PAR VALUE
                                     ----------------------------------------------
                                            CLASS A                 CLASS B                                     RETAINED
                                     ---------------------   ----------------------      LOSS      DEFERRED     EARNINGS/
                                     # OF SHARES      $      # OF SHARES      $       ALLOCATION   PATRONAGE    (DEFICIT)
                                     -----------   -------   -----------   --------   ----------   ---------   -----------
                                                             (000'S OMITTED, EXCLUDING SHARE DATA)
Balances at December 31, 1997 as
  originally reported..............    537,115     $47,423    1,859,589    $187,259   $      --    $     --     $     685
Effect of restatement -- Note 1....                                                                  (4,800)          170
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at December 31, 1997
  (Restated).......................    537,115      47,423    1,859,589     187,259          --      (4,800)          855
Net margin.........................                                                                                12,020
Foreign currency translation
  adjustment.......................
Patronage dividend.................                             195,135      19,512                 (23,238)      (11,786)
Stock issued for increase in Class
  A requirements...................      7,810         781       (7,810)       (781)
Stock issued for paid-up
  subscriptions....................     62,385       6,637
Stock purchased and retired........    (49,610)     (4,961)    (103,470)    (10,347)
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 1998 (Restated).....    557,700      49,880    1,943,444     195,643          --     (28,038)        1,089
Net loss...........................                                                                              (130,803)
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     375          (375)
Stock issued for paid-up
  subscriptions....................      8,650       2,881
Stock purchased and retired........    (54,910)     (5,491)    (178,647)    (17,864)
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 1999 (Restated).....    511,440      47,270    1,764,797     177,779          --     (27,663)     (130,089)
Net margin.........................                                                                                34,117
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     375          (375)
Loss allocation....................                                                    (113,918)                  113,918
Patronage dividend.................         30           3      225,510      22,551                               (34,705)
Class B stock applied against loss
  allocation.......................                            (214,580)    (21,458)                 21,458
Stock issued for paid-up
  subscriptions....................     14,550       3,407
Stock purchased and retired........    (15,960)     (1,596)     (44,245)     (4,424)
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 2000................    510,060     $49,084    1,731,482    $174,448   $ (92,460)   $(27,288)    $ (17,134)
                                       =======     =======    =========    ========   =========    ========     =========


                                      ACCUMULATED
                                         OTHER         TOTAL          TOTAL
                                     COMPREHENSIVE    MEMBERS'    COMPREHENSIVE
                                     INCOME/(LOSS)     EQUITY     INCOME/(LOSS)
                                     -------------   ----------   -------------
                                       (000'S OMITTED, EXCLUDING SHARE DATA)
Balances at December 31, 1997 as
  originally reported..............     $(1,056)      $234,311
Effect of restatement -- Note 1....                     (4,630)
                                        -------       --------
Balances at December 31, 1997
  (Restated).......................      (1,056)       229,681
Net margin.........................                     12,020         12,020
Foreign currency translation
  adjustment.......................        (318)          (318)          (318)
Patronage dividend.................                    (15,512)
Stock issued for increase in Class
  A requirements...................                         --
Stock issued for paid-up
  subscriptions....................                      6,637
Stock purchased and retired........                    (15,308)
                                        -------       --------      ---------
Balances at and for the year ended
  December 31, 1998 (Restated).....      (1,374)       217,200      $  11,702
                                                                    =========
Net loss...........................                   (130,803)     $(130,803)
Foreign currency translation
  adjustment.......................         528            528            528
Amortization of deferred
  patronage........................                         --
Stock issued for paid-up
  subscriptions....................                      2,881
Stock purchased and retired........                    (23,355)
                                        -------       --------      ---------
Balances at and for the year ended
  December 31, 1999 (Restated).....        (846)        66,451      $(130,275)
                                                                    =========
Net margin.........................                     34,117      $  34,117
Foreign currency translation
  adjustment.......................        (126)          (126)          (126)
Amortization of deferred
  patronage........................                         --
Loss allocation....................                         --
Patronage dividend.................                    (12,151)
Class B stock applied against loss
  allocation.......................
Stock issued for paid-up
  subscriptions....................                      3,407
Stock purchased and retired........                     (6,020)
                                        -------       --------      ---------
Balances at and for the year ended
  December 31, 2000................     $  (972)      $ 85,678      $  33,991
                                        =======       ========      =========

Redeemable Class A common stock amounts are net of unpaid subscription amounts of $1,925,000 relating to 98,880 issued shares at December 31, 2000; $3,874,000 relating to 106,380 issued shares at December 31, 1999; $5,890,000 relating to 178,020 issued shares at December 31, 1998; and $6,289,000 relating to 149,875 issued shares at December 31, 1997.

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

  Principal business activity

     TruServ Corporation ("TruServ" or the "company") is a member-owned wholesaler of hardware and related merchandise. The company also manufactures paint and paint applicators. The company's goods and services are sold predominantly within the United States, primarily to retailers of hardware, lumber/building materials and related lines, each of whom has purchased 60 shares per store (up to a maximum of 5 stores (300 shares)) of the company's Class A common stock upon becoming a member. The Class A stock is redeemable by the company and has voting rights (the "Redeemable Class A voting common stock"). The company operates in a single industry as a member-owned wholesaler cooperative. All members are entitled to receive patronage dividend distributions from the company on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with the company's By-laws, the annual patronage dividend is paid to members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the Board of Directors.

  Business Combination

     On July 1, 1997, pursuant to an Agreement and Plan of Merger dated December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation, and ServiStar Coast to Coast Corporation ("SCC"), SCC merged with and into Cotter (the "Merger), with Cotter being the surviving corporation. Cotter was renamed TruServ Corporation effective with the Merger. Each outstanding share of SCC common stock and SCC Series A stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) were converted into the right to receive one fully paid and non-assessable share of TruServ Redeemable Class A voting common stock and each two outstanding shares of SCC preferred stock were converted into the right to receive one fully paid and non-assessable share of TruServ's Class B common stock, which is redeemable by the company and has no voting rights (the "Redeemable Class B common stock"). A total of 270,500 and 1,170,670 shares of TruServ Redeemable Class A voting common stock and Redeemable Class B common stock, respectively, were issued in connection with the Merger. Also, 231,000 additional shares of TruServ Redeemable Class A voting common stock were issued in exchange for Redeemable Class B common stock to pre-Merger stockholders of Cotter to satisfy the Redeemable Class A voting common stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such members as a result of the Merger.

     In connection with the Merger, the company originally reported an estimated liability of $38,249,000 for costs associated with the Merger plan that was recorded in Accrued expenses. The company's Merger plan, the timing of which did not change significantly subsequent to the adoption of the plan, intended to take the following actions: 1) Optimize the distribution network, including closing five distribution centers, resizing 18 distribution centers to commonize the inventory assortment, reducing inventory levels and reducing freight costs.
2) Consolidate corporate staff, including reducing costs in the areas of advertising, merchandising and general administration, finance, human resources and printing and office services. In combining these various corporate functions, relocation and severance costs were incurred. 3) Consolidate all paint manufacturing. All paint that was manufactured or distributed to SCC would be manufactured out of the company's Cary manufacturing facility.

     During the remainder of fiscal 1997 and all of fiscal 1998, the company completed the following actions in its Merger plan: 1) In 1997, the company announced the closing of four distribution centers (Ocala, FL; Charleston, IL; Peachtree City, GA and Ft. Smith, AK). The Charleston, IL, and Ocala, FL, distribution centers were sold in 1998. 2) In 1998, the company announced the closing of three distribution centers (Parkesburg, PA; Piedmont, SC; and Portland, OR). 3) The company closed its Butler, PA office building. 4) The company converted to one inventory assortment and began replenishing the RDC inventory. 5) The

                              TRUSERV CORPORATION
merger plan specified staff reductions of approximately 1,500 former SCC employees. As of December 31, 1998, 88% of these positions had been terminated.

     During fiscal year 1999, the Company completed the following actions in its plan: 1) The company sold its Parkesburg, Piedmont and Portland properties. The company announced the closing of its Westfield, MA distribution center. 2) The company consolidated all paint manufacturing at the Cary manufacturing facility.
3) The merger plan specified the elimination of 1,500 SCC employees. As of December 31, 1999 approximately 99% of these employees had been terminated. 4) The company also opened a new distribution center in May 1999.

     Three of the above mentioned distribution centers (Ocala, Peachtree and Portland) were closed during this timeframe but the related costs were not accrued for as EITF 95-3 charges because they were Cotter & Company (acquiror) locations. Additionally, the Westfield distribution center related costs were not accrued for as EITF 95-3 charges because the closure announcement was beyond the allowed twelve-month time frame.

     Accordingly, the merger has taken a long time because the Company had to close seven distribution centers, commonize the inventory assortment, consolidate all paint manufacturing, build a new distribution center and, lastly, reduce corporate overhead.

     The company has restated the estimated liability described above from $38,249,000 to $24,649,000. A description of this restatement of $13,600,000 in goodwill is discussed later in this footnote under the caption "Restatement of financial information." The schedule below shows the restated composition of the estimated liability for costs associated with the plan and the utilization of those reserves during subsequent periods:

                                                 RDC                   MOVING &
                                               SHUTDOWN   SEVERANCE   RELOCATION    TOTAL
                                               --------   ---------   ----------   -------
July 1, 1997 Charge to Goodwill..............  $ 5,645     $14,804     $ 4,200     $24,649
Utilization of Reserves......................     (600)     (5,700)     (2,000)     (8,300)
                                               -------     -------     -------     -------
Balance as of December 31, 1997..............    5,045       9,104       2,200      16,349
Utilization of Reserves......................   (1,500)     (6,100)     (2,200)     (9,800)
Adjustments to Goodwill......................   (1,393)     (1,156)         --      (2,549)
                                               -------     -------     -------     -------
Balance as of December 31, 1998..............    2,152       1,848          --       4,000
Utilization of Reserves......................   (1,469)     (1,848)         --      (3,317)
                                               -------     -------     -------     -------
Balance as of December 31, 1999..............      683          --          --         683
Utilization of Reserves......................     (683)         --          --        (683)
                                               -------     -------     -------     -------
Balance as of December 31, 2000..............  $    --     $    --     $    --     $    --
                                               =======     =======     =======     =======

  Consolidation

     The consolidated financial statements include the accounts of the company and all wholly owned subsidiaries. The consolidated financial statements also include the accounts of TruServ Canada Cooperative, Inc., a Canadian member-owned wholesaler of hardware, variety and related merchandise, in which the company has a majority equity interest.

  Restatement of financial information

     The company has restated the accompanying consolidated financial statements as of and for the years ended December 31, 1999, 1998 and 1997 to expense as incurred certain costs previously accrued in connection with the SCC merger. The net loss in 1999 was reduced by $340,000 and the net margin in 1998 and 1997 was reduced by $8,460,000 and $4,630,000, respectively. Such costs relate to data center costs and related amortization that represented incremental costs to exit an activity that would not have been incurred by the company had it decided not to close the SCC corporate office at the time of the merger. As a result of

                              TRUSERV CORPORATION
the restatement, goodwill was reduced by $13,600,000 at December 31, 1997, net of amortization of $170,000 in 1997 and $340,000 in 1998 and 1999. The impact of these adjustments on the company's financial results as previously reported is summarized as follows:

                                      1999                        1998                        1997
                            -------------------------   -------------------------   -------------------------
                            AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                            -----------   -----------   -----------   -----------   -----------   -----------
                                                             (000'S OMITTED)
Revenues..................  $4,502,326    $4,502,326    $ 4,328,238   $4,328,238    $3,331,686    $3,331,686
Net margin/(loss) before
  income taxes and
  cumulative effect of a
  change in accounting
  principle...............    (107,639)     (107,299)        21,077       12,617        44,316        39,686
Net margin/(loss) before
  cumulative effect of a
  change in accounting
  principle...............    (124,659)     (124,319)        20,480       12,020        42,716        38,086
Net margin/(loss).........    (131,143)     (130,803)        20,480       12,020        42,716        38,086
Members' equity...........      79,201        66,451        230,290      217,200       234,311       229,681

  Reclassifications

     Certain reclassifications have been made to the prior year's consolidated financial statements to conform with the current year's presentation, including the reclassification of merger integration costs into logistic and manufacturing expenses and selling, general and administrative expenses. These reclassifications had no effect on Net margin/(loss) for any period or on Total Members' equity at the balance sheet dates.

  Capitalization

     The company's capital (Capitalization) is derived from Members' equity and Promissory (subordinated) and installment notes. Members' equity is comprised of Redeemable Class A voting common stock, Redeemable Class B common stock, Accumulated deficit, Loss allocation, Deferred patronage and Accumulated other comprehensive loss. Promissory (subordinated) notes and Redeemable Class B common stock are issued in connection with the company's annual patronage dividend. The By-laws provide for partially meeting the company's capital requirements by payment of the year-end patronage dividend.

  Patronage dividend

     Patronage dividends in the amount of $34,705,000 were paid on March 31, 2001, approximately thirty percent of which were paid in cash (TruServ by-laws and the IRS require that the payment of at least twenty percent of patronage dividends be in cash). The remainder was paid through the issuance of the company's Redeemable Class B common stock and, in certain cases, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of the company. The Redeemable Class B common stock issued for the December 31, 2000 patronage dividend has been designated as qualified notices of allocation. No patronage dividends were declared for the fiscal year ended December 31, 1999. Patronage dividends earned for fiscal year 1998 were declared and were paid to TruServ members in the first quarter of 1999 with at least thirty percent of the patronage dividend paid in cash and the remainder paid through the issuance of the company's Redeemable Class B common stock. The Redeemable Class B common stock issued for the December 31, 1998 patronage dividend has been designated as non-qualified notices of allocation and is not taxable to the member until redeemed at a future date. The non-qualified notices, in addition to not being taxable, will be included as part of a member's required investment in Redeemable Class B common stock. Any further distributions after meeting the Redeemable Class B common stock requirements agreed upon in the Merger

                              TRUSERV CORPORATION

Agreement will be paid in cash, up to the limits set by financial covenants of the bank debt or in promissory notes. TruServ follows the practice of accounting for deferred patronage charges and credits as a separate component of capitalization. Deferred patronage consists of net charges and expenses primarily related to the merger integration process which are included in the computation of net margin in different periods for financial statement purposes than for patronage purposes. Deferred patronage has been adjusted to include the amounts identified in the note "Restatement of financial information" above.

     Membership may be terminated without cause by either the company or the member upon sixty days' written notice. In the event membership is terminated, the company undertakes to purchase, and the member is required to sell to the company, all of the member's Redeemable Class A voting common stock and Redeemable Class B common stock at par value. Payment for the Redeemable Class A voting common stock will be in cash. Payment for the qualified Redeemable Class B common stock will be in the form of a note payable in five equal annual installments and with interest set at comparable treasury rates plus 2.0%.

     However, the company has initiated a moratorium, effective March 17, 2000, on the redemption of its stock. The Board of Directors will review this matter from time to time in light of the then current financial condition of the company.

  Loss allocation to members

     During the third quarter of fiscal year 2000, company management developed and the Board of Directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of Retained Earnings. The company has allocated the 1999 loss by establishing a Loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to Retained earnings/(deficit). The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that are not allocable to members. The Loss allocation account is not a receivable from members and does not represent an amount currently due from members. Rather, the Loss allocation account will be satisfied, on a member by member basis, by withholding the portion of future patronage dividends that would have been paid in qualified Redeemable Class B common stock, at par value, and applying such amount as a reduction in the Loss allocation account until fully satisfied. The current levels of members' stock investments in the company will not be affected. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in the company.

  Cash equivalents

     The company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

  Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs (such as logistics, manufacturing and support costs) incurred to bring inventory to its existing location for resale. These costs are initially included in logistics, manufacturing, general and administrative expenses, and are then reclassified to inventory and subsequently recorded as cost of revenues as the inventory is sold (see Note 3).

  Properties

     Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements -- 10 to 40 years; machinery

                              TRUSERV CORPORATION
and warehouse, office and computer equipment and software -- 5 to 10 years; transportation equipment -- 3 to 7 years; and leasehold improvements -- the lesser of the life of the lease, without regard to options for renewal, or the useful life of the underlying property.

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 40 years. Amortization of goodwill was approximately $3,054,000, $2,591,000 and $2,398,000 for fiscal year 2000, 1999 and 1998, respectively.

  Conversion funds

     In connection with the Merger, the company made available to the members funds to assist their stores in defraying various conversion costs associated with the Merger and costs associated with certain upgrades and expansions of their store. The total amount of conversion funds distributed was $27,175,000 with an amortization period of 5 years. The annual amortization expense for fiscal year 2000, 1999 and 1998 was $4,385,000, $3,466,000 and $0, respectively.

  Asset impairment

     For purposes of determining impairment, management groups long-lived assets based on a geographic region or revenue producing activity as appropriate. Such impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the region or activity, such assets would be determined to be impaired and would be written down to fair value. There were no impairments of long-lived assets as of December 31, 2000 or 1999.

  Start-up costs

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities." The SOP was effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs was written off as of January 1, 1999 as a cumulative effect of an accounting change and resulted in an increase in the 1999 net loss of approximately $6,500,000, net of tax.

  Revenue recognition

     The company recognizes revenue when the customer takes possession of the merchandise or when services are rendered (the revenue of which was not material), net of reserves for returns.

  Advertising expenses

     Advertising costs are expensed in the period the advertising takes place. Such costs amounted to $82,675,000, $81,337,000 and $86,220,000 in fiscal year 2000, 1999 and 1998, respectively, and are included in Cost of revenues.

  Amortization of bank financing fees

     Amounts paid for bank fees incurred in connection with the company's financing arrangements are capitalized and amortized to interest expense over the lives of the underlying financing agreements.

                              TRUSERV CORPORATION

  Repairs and maintenance expense

     Repairs and maintenance expenditures which extend the useful lives of the company's property and equipment are capitalized and depreciated over the remaining useful lives of the underlying assets. Otherwise such expenditures are expensed as incurred.

  Research and development costs

     Research and development costs related to the company's manufacturing operations are expensed as incurred. Such costs amounted to $993,000, $965,000 and $1,171,000 in fiscal year 2000, 1999 and 1998, respectively, and are included in Logistic and manufacturing expenses.

  Shipping and handling costs

     Amounts billed to customers for shipping and handling costs are included in Revenues. Amounts incurred for shipping and handling are included in Cost of revenues.

  Income taxes

     Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Per share information

     There is no existing market for the common stock of the company and there is no expectation that any market will develop. The company's Redeemable Class A voting common stock is owned by members and former members whose stock has not yet been redeemed as a result of the moratorium. The company's Redeemable Class B non-voting common stock now outstanding was issued to members in partial payment of the annual patronage dividend. Accordingly, no earnings per share information is presented in the consolidated financial statements.

  Retirement plans

     The company sponsors two noncontributory defined benefit retirement plans covering substantially all of its employees. Company contributions to union-sponsored defined contribution plans are based on collectively bargained rates multiplied by hours worked. The company's policy is to fund annually all tax-qualified plans to the extent deductible for income tax purposes.

  Fair value of financial instruments

     The carrying amounts of the company's financial instruments at December 31, 2000 and 1999 approximate fair value. Fair value was estimated using discounted cash flow analyses, based on the company's incremental borrowing rate for similar borrowings. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rates approximating market rates and as a result of such facilities being renegotiated in fiscal 2000. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  Concentration of credit risk

     Credit risk pertains mostly to the company's trade receivables. The company extends credit to its members as part of its day-to-day operations. The company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables

                              TRUSERV CORPORATION
is limited. Additionally, the company believes that its allowance for doubtful accounts is adequate with respect to member credit risks.

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New accounting pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which was amended by SAB No. 101A in March 2000 and SAB No. 101B in June 2000. These SABs, which provide guidance on the recognition, presentation and disclosure of revenue in financial statements, were effective in the fourth quarter of fiscal 2000 and were adopted by the company at that time. As the company's existing revenue recognition, presentation and disclosures are in compliance with these SABs, their adoption did not affect the company's results of operations for fiscal 2000 or its financial position as of December 31, 2000.

     In October 2000, the FASB's Emerging Issues Task Force ("EITF") issued EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." This standard provides guidance on whether a company should recognize revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The standard provides a number of factors or indicators that should be used to determine the appropriate treatment. This standard was effective in the fourth quarter of fiscal 2000 and was adopted by the company as of January 1, 2000. Since the underlying selling terms and conditions, shipping terms, risk of loss, payment terms and credit risk related to its warehouse shipment sales, direct shipment sales and relay sales support the company's presentation of such sales as gross, the adoption of this standard did not affect the company's presentation of its results of operations for fiscal 2000 or its financial position as of December 31, 2000.

     In November 2000, the EITF issued EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This standard states that all amounts billed to customers in sale transactions related to shipping and handling represent revenues earned for goods provided and, accordingly, should be classified as revenues. The standard also addresses disclosure of the classification of shipping and handling costs; if shipping and handling costs are significant and are not included as part of cost of sales, disclosure should be made for both the amount of such costs and the line items on the income statement that include them. This standard was effective in the fourth quarter of fiscal 2000 and was adopted by the company at that time. As the company's existing treatment of shipping and handling revenues and costs are in compliance with Issue No. 00-10, the adoption of this standard did not affect the company's results of operations for fiscal 2000 or its financial position as of December 31, 2000.

2. DEBT COVENANT VIOLATION

     Under the senior notes and the revolving credit facility (further discussed at Note 5) the company is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2000, the company was in compliance with the covenant requirements.

     However, as of February 24, 2001, the company failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly

                              TRUSERV CORPORATION
borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the credit facility would become callable as immediately payable.

     On March 30, 2001 the participants in the revolving credit facility issued to the company a "reservation of rights" letter under which the participants effectively stated their intention to not call as immediately payable the company's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001 and on July 3, 2001, which extended the reservation of rights until July 30, 2001 and September 30, 2001, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

     The reservation of rights letters provided by the participants in the revolving credit facility required that the upper limit of the total amount that may be borrowed under the Credit Agreement at any time prior to September 30, 2001 be lowered from $275,000,000 to $225,000,000. The credit limit under this facility was reduced on May 11, 2001 from $275,000,000 to $250,000,000.
Additionally, the interest rate on the amounts outstanding under the revolving credit facility was increased by approximately 2%; this increased interest rate also applies to the outstanding senior notes. As a result of this increased interest rate, the company will incur additional interest expense in fiscal year 2001. If this increased interest rate continues through December 31, 2001, the additional interest expense would aggregate approximately $6.0 million.

     The company is in discussions with the current lenders and with potential lenders regarding refinancing the senior note agreements and the revolving credit facility and, if successful, will replace the current senior note agreements and the revolving credit facility with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. An alternative may be to amend the existing agreements with the existing lenders. However, no assurances can be given as to the outcome. The company's failure to successfully refinance or amend its current borrowing arrangements could cause the current lending group to call as immediately payable the company's currently outstanding debt obligations. The company's resulting inability to satisfy its debt obligations would force the company to pursue other alternatives to improve liquidity, possibly including among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, the company has engaged an investment banking firm to assist us in exploring the sale of the paint business. No assurances can be given that the company would be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

     Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

3. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (000'S OMITTED)
Manufacturing inventories:
  Raw materials.............................................  $  2,242   $  2,473
  Work-in-process and finished goods........................    30,705     39,456
                                                              --------   --------
                                                                32,947     41,929
Merchandise inventories.....................................   410,716    440,486
                                                              --------   --------
                                                              $443,663   $482,415
                                                              ========   ========

                              TRUSERV CORPORATION

     The company performed physical inventory counts at certain of its distribution centers in October 2000; adjustments to recorded inventory quantities and amounts resulting from such counts were recorded after the amount and composition of such adjustments were analyzed. The adjustment recorded in the fourth quarter of fiscal year 2000 was an increase to inventory and a decrease to Cost of revenues of approximately $22,200,000. In the fourth quarter of fiscal year 1999, the company wrote off approximately $74,000,000 of inventory following the resolution of certain unreconciled differences.

     Indirect costs included in the cost of inventory for fiscal year 2000, 1999 and 1998 were $133,907,000, $140,934,000 and $156,560,000, respectively, of which $134,763,000, $150,191,000 and $148,970,000 was included in Cost of revenues for the respective years. The amount of indirect costs included in ending inventory at December 31, 2000, 1999 and 1998 was $29,144,000, $30,000,000 and $39,257,000, respectively.

4. PROPERTIES

     Properties consisted of the following at December 31:

                                                                2000        1999
                                                              ---------   ---------
                                                                 (000'S OMITTED)
Buildings and improvements..................................  $ 189,732   $ 193,676
Machinery and warehouse equipment...........................     96,696     100,705
Office and computer equipment...............................    157,417     152,439
Transportation equipment....................................     38,204      38,913
                                                              ---------   ---------
                                                                482,049     485,733
Less accumulated depreciation...............................   (276,170)   (252,834)
                                                              ---------   ---------
                                                                205,879     232,899
Land........................................................     10,267      11,946
                                                              ---------   ---------
                                                              $ 216,146   $ 244,845
                                                              =========   =========

     Depreciation expense for fiscal year 2000, 1999 and 1998 was $35,594,000, $35,074,000 and $29,714,000, respectively.

                              TRUSERV CORPORATION

5. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of the following at December 31:

                                                                2000        1999
                                                              ---------   --------
                                                                (000'S OMITTED)
Senior Notes (rates at December 31, 2000/1999):
  11.85% / 9.10%............................................  $  32,000   $ 36,000
  10.63% / 7.88%............................................     50,000     50,000
  10.16% / 7.41%............................................     25,000     25,000
  10.10% / 7.35%............................................    105,000    105,000
  10.04% / 7.29%............................................     50,000     50,000
  9.98% / 7.23%.............................................     25,000     25,000
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 5.24% to 7.79%..........     18,624     28,712
Industrial Revenue Bonds 4.50%..............................         --      4,000
Capital lease obligations (Note 6)..........................      2,645      5,000
                                                              ---------   --------
                                                                308,269    328,712
Less amounts due within one year............................   (299,178)   (18,916)
                                                              ---------   --------
                                                              $   9,091   $309,796
                                                              =========   ========

     Principal payments for the 11.85%/9.10% senior note are due quarterly in incrementally increasing amounts through maturity in 2007. Principal payments for the 10.63%/7.88% senior note are due annually in the amount of $4,545,000 starting in November 2002 through maturity 2012. Principal payments for the 10.16%/7.41% senior note are due annually in the amount of $3,571,000 starting November 2001 through maturity in 2007. Principal payments for the 10.10%/7.35% senior note are due annually in increasing amounts starting January 2002 through maturity in July 2008. Principal payments for the 10.04%/7.29% senior note are due annually in the amount of $10,000,000 starting June 2006 through maturity in June 2010. The 9.98%/7.23% senior note is due in full in November 2002.

     Total maturities of long-term debt for fiscal years 2001, 2002, 2003, 2004, 2005 and thereafter are $19,340,000, $52,718,000, $31,371,000, $28,417,000,
$30,153,000 and $146,270,000 respectively.

     At July 1, 1997, the company had established a $300,000,000 five-year revolving credit facility with a group of banks. The facility was amended and restated in April 2000 to include increased interest rates, new financial ratios and covenants, and the collateralization of the company's assets. The borrowings under the facility were $127,000,000 and $135,000,000 at December 31, 2000 and 1999, respectively. A commitment fee of .05% per annum is paid on the unused portion of the commitments. Also, the company had amounts due under a commercial paper program of $19,000,000 at December 31, 1999 that were paid in fiscal 2000. The weighted average interest rate on these borrowings was 8.9% and 6.4% for the years ended December 31, 2000 and 1999, respectively.

     The redeemable (subordinated) term notes have two to four year terms and are issued in exchange for promissory (subordinated) notes that were held by promissory note holders who do not own the company's Redeemable Class A voting common stock. They are also available for purchase by investors that are affiliated with the company.

     The industrial revenue bonds were paid in fiscal 2000.

     The company's Canadian subsidiaries have short-term borrowings of $7,736,000 and $8,629,000 at December 31, 2000 and 1999, respectively. The subsidiaries have a combined line of credit of C$27,400,000.

                              TRUSERV CORPORATION

The weighted average interest rate on these borrowing was 7.10% and 6.40% for the years ended December 31, 2000 and 1999, respectively.

     The company provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. The amount of member loans guaranteed by the company was approximately $6,709,511 and $6,443,000 as of December 31, 2000 and 1999, respectively.

6. LEASE COMMITMENTS

     The company rents buildings and warehouses, and office, computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2000:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                                (000'S OMITTED)
  2001......................................................  $1,020    $ 21,582
  2002......................................................     621      19,583
  2003......................................................     439      14,737
  2004......................................................     439      13,573
  2005......................................................     332      12,966
  Thereafter................................................      73      57,454
                                                              ------    --------
Net minimum lease payments..................................  $2,924    $139,895
                                                                        ========
Less amount representing interest...........................    (279)
                                                              ------
Present value of net minimum lease payments.................   2,645
Less amount due within one year.............................  (1,332)
                                                              ------
                                                              $1,313
                                                              ======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value, which is related to the lessor's book value at the expiration of the lease term. During 1999, the company entered into an agreement for the sale and leaseback of its Henderson facility, which resulted in a recognized loss of $1,295,000. The 30-month Henderson lease commenced in May 1999 and has annual payments of approximately $612,000. During 1998, the company entered into an agreement for the sale and leaseback of its Harvard facility. The $2,139,000 gain realized on the sale has been deferred and will be amortized over the 15-year lease term. The lease commenced in November 1998 and has annual payments of approximately $2,700,000.

     The Hagerstown, Maryland distribution center is subject to a synthetic lease with monthly payments that are recorded in Other interest expense. The lease payment commitments are for three years with two one-year renewal options and a principal payment due at the expiration of the lease agreement. All obligations under this lease arrangement are guaranteed by the company.

     Rent expense under operating leases was $29,942,000, $31,702,000 and $28,291,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                              TRUSERV CORPORATION

7. COMMITMENTS AND CONTINGENCIES

     The company is involved in various claims and lawsuits incidental to its business. The following significant matters existed at December 31, 2000:

     In June, 2000, nineteen former members filed a claim against the company alleging that they voted for the Merger (see Note 1) based upon representations made to them by the company and its predecessors that the Coast to Coast name brand would be maintained. (Certain other former TruServ members have filed similar claims.) The plaintiffs allege, however, that, following the Merger, the Coast to Coast name brand was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. Additionally, the plaintiffs allege that the company breached its obligations by failing to redeem those members' stock and by creating the Loss Allocation Account (see Note 1). Based upon the above, the plaintiffs have asserted claims for fraud, misrepresentation, breach of fiduciary duty and unjust enrichment. The claim seeks unidentified damages. The company intends to vigorously contest this claim and believes that, in the event of an unfavorable outcome, it carries adequate insurance coverage; accordingly, no related reserve has been recorded at December 31, 2000.

     In March, 2001, a similar action was brought on behalf of former SCC members in the same court by the same firm representing the plaintiffs discussed above. The complaint alleges substantially similar claims as those made by the other former TruServ members. The lawsuit is at an early stage and the extent of the damages being claimed has not yet determined; accordingly, no related reserve has been recorded at December 31, 2000.

     In August, 2000, a former member in New York filed a claim against the company's Board of Directors alleging that the Board failed in its fiduciary duty to oversee and manage the company's affairs in fiscal 1999. The claim seeks unidentified damages and the plaintiffs in the lawsuit seek to proceed on a class action basis. The company intends to vigorously contest this claim and believes that, in the event of an unfavorable outcome, it carries adequate insurance coverage; accordingly, no related reserve has been recorded at December 31, 2000.

     In October, 1999, the former president of the company, Paul Pentz, filed a claim against the company alleging that Mr. Pentz is due additional bonus and SERP payments (see Note 11) in addition to amounts already received. The company has filed a countersuit claiming Mr. Pentz breached his fiduciary duties as president of the company. Mr. Pentz's motion for summary judgement was denied on April 19, 2001. The company intends to vigorously contest Mr. Pentz's claim and, accordingly, has recorded no related reserve at December 31, 2000.

                              TRUSERV CORPORATION

8. PROMISSORY (SUBORDINATED) AND INSTALLMENT NOTES

     Promissory (subordinated) and installment notes consisted of the following at December 31:

                                                                2000       1999
                                                              --------   --------
                                                                (000'S OMITTED)
Promissory (subordinated) notes:
  Due on December 31, 2000 -- 6.50%.........................  $     --   $ 21,823
  Due on December 31, 2000 -- 7.42%.........................        --     14,019
  Due on December 31, 2000 -- 7.58%.........................        --     27,271
  Due on December 31, 2001 -- 5.74%.........................    14,376     14,514
  Due on December 31, 2001 -- 8.06%.........................    22,237     22,448
  Due on December 31, 2002 -- 7.86%.........................    23,259     24,559
  Due on December 31, 2003 -- 7.90%.........................    22,525         --
  Due on December 31, 2005 -- 7.90%.........................     1,692         --
Term (subordinated) notes
  Due on June 30, 2002 -- 8.06%.............................    12,408     12,513
Installment notes at interest rates of 4.75% to 8.20% with
  maturities through 2004...................................    11,359     15,829
                                                              --------   --------
                                                               107,856    152,976
Less amounts due within one year............................   (42,010)   (69,172)
                                                              --------   --------
                                                              $ 65,846   $ 83,804
                                                              ========   ========

     Prior to 1997, promissory notes were issued for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the company as specified by its Board of Directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three-year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The company anticipates that this practice of extending notes will continue and, accordingly, these notes are classified as a component of capitalization.

     Total maturities of promissory and installment notes for fiscal years 2001, 2002, 2003, 2004 and 2005 are $42,010,000, $39,655,000, $24,451,000, $48,000 and
$1,692,000, respectively.

     Term notes were issued in connection with the redemption of excess Redeemable Class B common stock. Term notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of the company as specified by its Board of Directors.

                              TRUSERV CORPORATION

9. INCOME TAXES

     Income tax expense/(benefit) consisted of the following for the years ended December 31:

                                                              2000    1999      1998
                                                              ----   -------   ------
                                                                  (000'S OMITTED)
Current:
  Federal...................................................  $231   $    --   $   --
  State.....................................................   315       460      710
  Foreign...................................................   306       281      290
                                                              ----   -------   ------
  Total current.............................................   852       741    1,000
                                                              ----   -------   ------
Deferred:
  Federal...................................................    --    14,010       --
  State.....................................................    --     2,472       --
  Foreign...................................................    64      (203)    (403)
                                                              ----   -------   ------
  Total deferred............................................    64    16,279     (403)
                                                              ----   -------   ------
                                                              $916   $17,020   $  597
                                                              ====   =======   ======

     The company operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividends based on margins from business done with or on behalf of members and for the redemption of nonqualified notices of allocation. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% was as follows for the years ended December 31:

                                                          2000      1999       1998
                                                        --------   -------   --------
                                                               (000'S OMITTED)
Tax at U.S. statutory rate............................  $ 12,262   $    --   $  4,416
Effects of:
  Patronage dividend..................................   (12,233)       --    (12,258)
  State income taxes, net of federal tax benefit......       205     1,906        462
  Increase/(decrease) in valuation allowance..........    (2,503)   14,010      6,675
  Non-deductible goodwill.............................     2,819        --         --
  Other, net..........................................       366     1,104      1,302
                                                        --------   -------   --------
                                                        $    916   $17,020   $    597
                                                        ========   =======   ========

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, which expire in years through 2020; alternative minimum tax credit carryforwards and nonqualified notices of allocations, which do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. To the extent tax benefits are subsequently recognized in excess of the net deferred tax assets, approximately $28,800,000 of the reduction in the valuation allowance for deferred tax assets will result in a reduction of goodwill.

                              TRUSERV CORPORATION

     The significant components of the company's deferred tax assets and liabilities were as follows for the years ended December 31:

                                                               2000      1999      1998
                                                              -------   -------   -------
                                                                    (000'S OMITTED)
Deferred tax assets:
  Net operating loss carryforwards..........................  $58,462   $65,569   $15,868
  AMT credit carryforward...................................      784       553       911
  Nonqualified notices of allocation........................   13,548    13,830    16,697
  Bad debt provision........................................    2,744     2,129     2,049
  Vacation pay..............................................    2,996     3,460     3,122
  Contributions to fund retirement plans....................       --       792     3,871
  Book depreciation in excess of tax depreciation...........      532        --        --
  Inventory reserves........................................    1,272        --        --
  Rent expense..............................................    2,458     2,289     2,072
  Merger-related valuations and accruals....................    2,936     2,141     5,865
  Inventory capitalization..................................    2,657     2,808        --
  Other.....................................................    5,739     4,156     3,752
                                                              -------   -------   -------
Total deferred tax assets...................................   94,128    97,727    54,207
Valuation allowance for deferred tax assets.................  (89,700)  (93,213)  (33,067)
                                                              -------   -------   -------
Net deferred tax assets.....................................    4,428     4,514    21,140
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........       --     3,383     1,450
  Inventory capitalization..................................       --        --     1,725
  Contributions to fund retirement plans....................    3,296        --        --
  Other.....................................................    1,132     1,131     1,475
                                                              -------   -------   -------
Total deferred tax liabilities..............................    4,428     4,514     4,650
                                                              -------   -------   -------
Net deferred taxes..........................................  $    --   $    --   $16,490
                                                              =======   =======   =======

10. SUPPLEMENTAL CASH FLOW INFORMATION

     The patronage dividend and promissory (subordinated) and redeemable (subordinated) term note renewals relating to non-cash operating and financing activities were as follows for the years ended December 31:

                                                          2000       1999      1998
                                                         -------   --------   -------
                                                               (000'S OMITTED)
Patronage dividend payable in cash.....................  $10,459   $     --   $14,507
Promissory (subordinated) notes........................   (1,820)    (5,436)   (3,252)
Redeemable Class A voting common stock.................        3         --        --
Redeemable Class B common stock........................   (2,733)   (15,974)    9,950
Installment notes......................................    2,515      9,722     5,532
Loss allocation........................................   21,458         --        --
Member indebtedness....................................    4,823     11,688     8,287
                                                         -------   --------   -------
  Patronage dividend...................................  $34,705   $     --   $35,024
                                                         =======   ========   =======
Note renewals and interest rollover....................  $22,525   $ 36,385   $24,058
                                                         =======   ========   =======

     Additionally, in fiscal year 2000, the company's non-cash financing and investing activities are due to an asset sale and related agreements with Builder Marts of America, Inc. that included a note receivable of

                              TRUSERV CORPORATION

$19,500,000 and debit memos of $4,000,000. The company's non-cash financing and investing activities in fiscal year 1999 and 1998 include $305,000 and $610,000, respectively, related to the acquisition of transportation equipment by entering into capital leases.

     Cash paid for interest during fiscal years 2000, 1999 and 1998 totaled $60,059,000, $58,730,000 and $52,722,000, respectively. Cash paid for income taxes during fiscal years 2000, 1999 and 1998 totaled $777,000, $848,000 and $903,000, respectively.

11. BENEFIT PLANS

     The change in the projected benefit obligation and in the plan assets for the company administered pension plans was as follows for the years ended December 31:

                                                                2000         1999
                                                              ---------    --------
                                                                 (000'S OMITTED)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 160,727    $200,951
  Service cost..............................................      6,414       8,377
  Interest cost.............................................      9,474      12,312
  Benefit payments..........................................     (4,980)     (7,382)
  Actuarial losses/(gains)..................................     18,946     (23,601)
  Curtailments..............................................         --       2,495
  Settlements...............................................   (114,083)    (34,022)
  Special retirement benefits...............................         --       1,597
                                                              ---------    --------
  Projected benefit obligation at end of year...............  $  76,498    $160,727
                                                              ---------    --------
Change in plan assets:
  Fair value of plan assets at beginning of year............  $ 178,426    $196,953
  Actual return on assets...................................      3,068      16,891
  Employer contributions....................................     14,070       5,986
  Benefit payments..........................................     (4,980)     (7,382)
  Settlements...............................................   (114,083)    (34,022)
                                                              ---------    --------
  Fair value of plan assets at end of year..................  $  76,501    $178,426
                                                              ---------    --------
Reconciliation of funded status:
  Funded status.............................................  $       3    $ 17,699
  Unrecognized transition asset.............................       (788)     (2,642)
  Unrecognized prior service cost...........................      5,792       6,743
  Unrecognized actuarial gain/(loss)........................      5,815     (23,781)
                                                              ---------    --------
  Prepaid benefit/(accrued cost)............................  $  10,822    $ (1,981)
                                                              =========    ========

     The company has classified $4,280,000 of prepaid pension expense as of December 31, 2000 in Other current assets.

                              TRUSERV CORPORATION

     The components of net periodic pension cost for the company administered pension plans were as follows for the years ended December 31:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                             (000'S OMITTED)
Components of net periodic pension cost:
  Service cost.....................................  $  6,414    $  8,377    $  7,418
  Interest cost....................................     9,474      12,312      13,259
  Expected return on assets........................   (12,987)    (15,951)    (16,083)
  Amortization of transition assets................      (529)       (720)       (835)
  Amortization of prior service cost...............       951         984         984
  Amortization of actuarial gain/(loss)............       (91)         53          --
  Special termination benefit......................        --       1,597          --
  Curtailment loss.................................        --         112          --
  Settlement gain..................................    (1,965)     (5,075)     (1,745)
                                                     --------    --------    --------
          Net pension cost.........................  $  1,267    $  1,689    $  2,998
                                                     ========    ========    ========

     One of the company's pension plans is the supplemental executive retirement plan ("SERP"), which is an unfunded unqualified defined benefit plan. The funded status in the table above is net of an accrued pension liability of $1,279,000 and $10,165,000 related to the SERP at December 31, 2000 and 1999, respectively.

     The company also participates in union-sponsored defined contribution plans. Costs related to these plans were $169,000, $315,000 and $861,000 for fiscal year 2000, 1999 and 1998, respectively.

     In the third quarter of fiscal year 2000, the company purchased from an insurance company non-participating annuity contracts to satisfy pension obligations related to certain former employees who were fully vested in their pension benefits. As a result of this transaction, the company recognized a pre-tax gain of approximately $5 million in fiscal year 2000 related to the settlement of these pension obligations. Such gain has been recorded as Other income, net. This gain was offset in the fourth quarter by approximately $3 million due to market value decreases on assets and settlement losses on employees leaving the plan.

     Plan assets consist primarily of publicly traded common stocks and corporate debt instruments.

     The assumptions used to determine the company's pension obligations were as follows for the years ended December 31:

                                                              2000    1999
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  7.50%   8.00%
  Expected return on assets.................................  9.50%   9.50%
  Rate of compensation increase.............................  4.50%   4.50%

     The company also maintains a defined benefit retirement medical plan for former SCC employees who met certain age and service criteria that was frozen at the time of the Merger. The company contributes $105 per month per person for such employees who elect coverage for themselves and their dependants. The company also maintains similar benefits for some former SCC executives who were also contractually eligible for such coverage.

     The components of the retiree medical plan costs for the company administered plan consist of interest cost of $354,000 and $335,000 in fiscal year 2000 and 1999, respectively.

     The accumulated post retirement benefit obligation ("APBO") of $5,189,000 on December 31, 1998 was increased by interest cost in 1999 of $335,000, and offset by claims paid of $460,000 and an actuarial gain of

                              TRUSERV CORPORATION

$510,000, resulting in an APBO of $4,554,000 at December 31, 1999. Reductions to the APBO in 2000 were claims paid of $427,000, offset by interest cost of $354,000 and an actuarial loss of $266,000, resulting in an APBO of $4,747,000 at December 31, 2000.

     The funded status at December 31, 1999 was a liability of $4,797,000, which includes the APBO of $4,554,000 plus an unrecognized gain of $243,000. The funded status at December 31, 2000 was a liability of $4,724,000, which includes the APBO of $4,747,000, offset by an actuarial loss of $23,000.

     The plan has no assets. During 2000 and 1999, the company contributed to the plan $427,000 and $460,000, respectively, and there were benefit payments of $427,000 and $460,000, respectively.

     The effect of a one percentage point increase in the medical trend rate would increase the service and interest cost components by $13,000 and the post-retirement benefit obligation by $158,000. The effect of a one percentage point decrease in the medical trend rate would decrease the service and interest cost components by $10,000 and the post-retirement benefit obligation by $131,000.

     The assumptions used to determine the company's health benefit obligations were as follows for the years ended December 31:

                                                              2000    1999
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  7.50%   8.00%
  Medical trend rate........................................  5.00%   5.00%

12. SEGMENT INFORMATION

     The company is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. The company identifies segments based on management responsibility and the nature of the business activities of each component of the company. The company measures segment earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                            DECEMBER 31, 2000
                                    -----------------------------------------------------------------
                                                                         ELIMINATION
                                                                       OF INTERSEGMENT   CONSOLIDATED
                                     HARDWARE     PAINT      OTHER          ITEMS           TOTALS
                                    ----------   --------   --------   ---------------   ------------
                                                             (000'S OMITTED)
Net sales to external customers...  $3,745,524   $139,109   $109,009       $    --        $3,993,642
Intersegment sales................          --      1,856         --        (1,856)               --
Interest expense..................      62,184      4,661        861            --            67,706
Depreciation & amortization.......      40,482      1,752        799            --            43,033
Segment net margin/(loss).........      24,984      9,000        133            --            34,117
Identifiable segment assets.......   1,162,319     52,020     21,675            --         1,236,014
Expenditures for long-lived
  assets..........................      11,365        627        534            --            12,526

                              TRUSERV CORPORATION

                                                            DECEMBER 31, 1999
                                    -----------------------------------------------------------------
                                                                         ELIMINATION
                                                                       OF INTERSEGMENT   CONSOLIDATED
                                     HARDWARE     PAINT      OTHER          ITEMS           TOTALS
                                    ----------   --------   --------   ---------------   ------------
                                                             (000'S OMITTED)
Net sales to external customers...  $4,242,572   $148,001   $111,753       $    --        $4,502,326
Intersegment sales................          --      1,810         --        (1,810)               --
Interest expense..................      53,993      6,014        695            --            60,702
Depreciation & amortization.......      38,576      1,704        851            --            41,131
Segment net margin/(loss).........    (146,200)    14,707        690            --          (130,803)
Identifiable segment assets.......   1,247,320     63,975     24,102            --         1,335,397
Expenditures for long-lived
  assets..........................      41,906      2,207        817            --            44,930

                                                            DECEMBER 31, 1998
                                    -----------------------------------------------------------------
                                                                         ELIMINATION
                                                                       OF INTERSEGMENT   CONSOLIDATED
                                     HARDWARE     PAINT      OTHER          ITEMS           TOTALS
                                    ----------   --------   --------   ---------------   ------------
                                                             (000'S OMITTED)
Net sales to external customers...  $4,062,390   $157,627   $108,221       $    --        $4,328,238
Intersegment sales................          --      2,340         --        (2,340)               --
Interest expense..................      46,809      7,512        779            --            55,100
Depreciation & amortization.......      29,691      1,652        769            --            32,112
Segment net margin/(loss).........         342     11,502        176            --            12,020
Identifiable segment assets.......   1,488,108     80,121     19,445            --         1,587,674
Expenditures for long-lived
  assets..........................      67,199      2,710        824            --            70,733

     The company does not have a significant concentration of members in any geographic region of the United States or in any foreign countries.

13. ASSET SALE

     Effective December 29, 2000, the company sold the assets, primarily inventory, of the Lumber and Building Materials ("LBM") division, comprising fiscal year 2000 sales of approximately $1.1 billion, to Builder Marts of America, Inc. ("BMA"). In connection with this sale, the company received consideration of $20.2 million in cash (of which $1.0 million will be held in escrow until December 31, 2001 to satisfy any contingencies or disputes between the parties and which, accordingly, is classified as Restricted cash), a $19.5 million note receivable (payable in annual installments through December 31, 2007 and carrying an interest rate of 7.75% per annum) and $4.0 million in debit memos to be used as an offset against amounts payable to BMA existing at the date of the sale. Additionally, the company recorded deferred credits totaling $9.5 million related to certain non-compete, cooperation, trademark and license, and lease agreements entered into with BMA; such amount will be amortized to income over the lives of the underlying agreements, generally 5-10 years. The company also relieved $4.6 million of goodwill (net) and $0.7 million of inventory related to the LBM division at the time of the sale. As a result of the above, the company recognized a gain of $28.9 million in the fourth quarter, which is classified as Gain on sale of assets.

                              TRUSERV CORPORATION

14. QUARTERLY FINANCIAL SUMMARY

     Selected quarterly financial information for each of the four quarter in fiscal 2000 and 1999 is as follows (000's omitted):

                                         FIRST        SECOND       THIRD        FOURTH
                                       QUARTER(1)    QUARTER      QUARTER      QUARTER
                                       ----------   ----------   ----------   ----------
2000
  Revenues...........................  $1,027,605   $1,137,262   $  944,269   $  884,506
  Net margin/(loss) before income
     taxes...........................      (8,869)      11,940        9,663       22,299(2)
  Net margin/(loss)..................      (8,924)      11,923        9,447       21,671
1999 (restated)
  Revenues...........................  $1,070,892   $1,264,108   $1,117,496   $1,049,830
  Net margin/(loss) before income
     taxes and cumulative effect of a
     change in accounting
     principle.......................     (17,724)      19,862        4,483     (113,920)(3)
  Net margin/(loss) before cumulative
     effect of a change in accounting
     principle.......................     (17,811)      18,270        5,864     (130,642)
  Net margin/(loss)..................     (24,295)      18,270        5,864     (130,642)

---------------
(1) On January 1, 1999, the company wrote off the unamortized balance of start-up costs upon the adoption of SOP 98-5.

(2) In the fourth quarter of fiscal 2000, the company recorded an inventory adjustment of approximately $22.2 million (as an increase to inventory and a reduction to cost of sales) resulting from physical inventory counts taken at certain of its distribution centers.

(3) In the fourth quarter of fiscal 1999, the company wrote off approximately $74.0 million of inventory following the resolution of certain unreconciled differences.

ITEM 14(a)(2). INDEX TO FINANCIAL STATEMENT SCHEDULES.

                                                               PAGE(S)
                                                               -------
Schedule II -- Valuation and Qualifying Accounts............   F-29

                              TRUSERV CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                              FISCAL YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------   --------   --------
Reserve for Doubtful Accounts
  Balance at beginning of year..............................  $5,613    $ 5,111    $ 8,691
  Provision for doubtful accounts...........................   9,147      5,148      2,808
  Write-offs of doubtful accounts(1)........................  (7,590)    (4,646)    (6,388)
                                                              ------    -------    -------
  Balance at end of year....................................  $7,170    $ 5,613    $ 5,111
                                                              ======    =======    =======

---------------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as collectible

                                                              FISCAL YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000      1999       1998
                                                              ------   --------   ---------
Business Combination Reserves
  Balance at beginning of year..............................  $ 683    $ 4,000    $ 16,349
  Utilization of reserves...................................   (683)    (3,317)     (9,800)
  Adjustment to Goodwill....................................     --         --      (2,549)
                                                              -----    -------    --------
  Balance at end of year....................................  $  --    $   683    $  4,000
                                                              =====    =======    ========

ITEM 14(a)(3). INDEX TO EXHIBITS

  EXHIBITS
  ENCLOSED                            DESCRIPTION
  --------                            -----------
     4-B      By-laws of the company, effective February 23, 2001.
    10-A      Current Form of "Retail Member Agreement with TruServ"
              between the company and its members that offer primarily
              hardware and related items.
    10-D      TruServ Corporation Employees' Savings and Compensation
              Deferral Plan (As Amended and Restated Effective July 1,
              2000).
     21       Subsidiaries

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between the company and ServiStar Coast to Coast Corporation
                ("SCC"). Incorporated by reference--Exhibit 2-A to
                Registration Statement on Form S-4 (No. 333-18397).
       4-A      Amended and Restated Certificate of Incorporation of the
                company, effective July 1, 1997. Incorporated by
                reference--Exhibit 2-A to Registration Statement on Form S-4
                (No. 333-18397).
       4-C      Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-C to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-D      Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-D to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-E      Promissory (subordinated) note form effective for the
                year-ending December 31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to Registration Statement on Form
                S-2 (No. 33-20960).
       4-F      Installment note form. Incorporated by reference--Exhibit
                4-F to Registration Statement on Form S-2 (No. 2-82836).
       4-G      Copy of Note Agreement with Prudential Insurance Company of
                America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                April 1, 2007. Incorporated by reference--Exhibit 4-J to
                Post-Effective Amendment No. 2 to Registration Statement on
                Form S-2 (No. 33-39477).
       4-H      Cotter & Company $50,000,000 Private Shelf Agreement with
                Prudential Insurance Company of America dated December 29,
                1995 incorporating amendment on existing Note Agreement with
                Prudential Insurance Company of America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                $50,000,000 with a maturity date of April 1, 2007.
                Incorporated by reference--Exhibit 4-H to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
       4-I      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).
       4-J      Amended and Restated Credit Agreement dated as of April 14,
                2000 for $300,000,000 Revolving credit between TruServ
                Corporation, various financial institutions, and Bank of
                America. Incorporated by reference--Exhibit 4-K to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397).

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-K      Amended and Restated Private Shelf Agreement between TruServ
                Corporation and Prudential Insurance Company of America
                dated November 13, 1997 for $150,000,000. Incorporated by
                reference--Exhibit 4-M to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (No. 333-18397)
       4-L      Amendment dated April 14, 2000 to the Amended and Restated
                Private Shelf Agreement between TruServ Corporation and
                Prudential Insurance Company of America dated November 13,
                1997 for $150,000,000 and to Note Agreement of $50,000,000,
                dated as of April 13, 1992, between Cotter & Company and
                Prudential. Incorporated by reference on Exhibit 4-N to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397)
       4-M      Credit Agreement dated September 10, 1998 for $105,000,000
                Note Purchase Agreement between TruServ Corporation and
                various purchasers. Incorporated by reference--Exhibit 4-L to Post-effective Amendment No. 6 to Registration Statement on Form S-4 (No. 333-183997)
       4-N      Amended and Restatement dated April 14, 2000 to Credit
                Agreement dated September 10, 1998 for $105,000,000 Note
                Purchase Agreement between TruServ Corporation and various purchasers. Incorporated by reference on Exhibit 4-Q to Post
                Effective Amendment No. 10 to Registration Statement on Form
                S-2 to Form S-4 (No. 333-18397).
       4-O      Participation Agreement dated April 30, 1998 for $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by reference--Exhibit 4-M to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-18397)
      10-B      Current Form of "Subscription to Shares of TruServ."
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-C      TruServ Corporation Defined Lump Sum Pension Plan as Amended
                and Restated Effective as of January 1, 1998. Incorporated
                by reference--Exhibit 10-C to the Registrants's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1999.
      10-E      TruServ Supplemental Retirement Plan between TruServ and
                selected executives of the company (As Amended Effective
                July 24, 1998). Incorporated by reference--Exhibit 10-E to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397).
      10-F      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).
      10-G      Employment Agreement between the company and Donald J. Hoye dated September 1, 1996. Incorporated by reference--Exhibit
                10-P to Post-Effective Amendment No. 2 to Registration
                Statement on Form S-4 (No. 333-18397).

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2000 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be furnished to the Securities and Exchange Commission.