Form 10-Q
period 2001-03-31
TRUSERV CORP
filed 2001-08-14
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to
                                        -----    -----

         Commission file number 2-20910

                               TRUSERV CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               36-2099896
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    8600 West Bryn Mawr Avenue
        Chicago, Illinois                                         60631-3505
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


                                 (773) 695-5000
                                 --------------
              (Registrant's telephone number, including area code)


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2001.

Class A Common Stock, $100 Par Value.........................     450,420 Shares
Class B Common Stock, $100 Par Value.........................   1,731,490 Shares

                          ITEM 1. FINANCIAL STATEMENTS

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                          2001                2000
                                                                                     ---------------     ---------------
                                                                                       (UNAUDITED)
                                                                                               (000'S OMITTED)
Current assets:
   Cash and cash equivalents...................................................      $        14,259     $        18,316
   Restricted cash ............................................................                1,000               1,000
   Accounts and notes receivable, net of allowance for doubtful accounts of
         $8,338,000 and $7,170,000.............................................              373,658             396,587
   Inventories (Note 6)........................................................              452,168             443,663
   Other current assets........................................................               18,160              12,274
                                                                                     ---------------     ---------------
         Total current assets..................................................              859,245             871,840

Properties, net................................................................              210,782             216,146

Goodwill, net..................................................................               93,323              94,051

Other assets...................................................................               48,310              53,977
                                                                                     ---------------     ---------------
         Total assets..........................................................      $     1,211,660     $     1,236,014
                                                                                     ===============     ===============


            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND MEMBERS' CAPITALIZATION

                                                                                        MARCH 31,         DECEMBER 31,
                                                                                           2001               2000
                                                                                     ---------------     ---------------
                                                                                        (UNAUDITED)
                                                                                                  (000'S OMITTED)
Current liabilities:
   Accounts payable............................................................      $       395,156     $       356,196
   Outstanding checks .........................................................               50,312             129,490
   Accrued expenses............................................................               87,986              85,161
   Short-term borrowings ......................................................              178,449             138,085
   Current maturities of notes, long-term debt and capital lease
      obligations  (Note 2)....................................................              340,665             341,188
   Patronage dividend payable in cash..........................................                1,671              10,459
                                                                                     ---------------     ---------------
         Total current liabilities.............................................            1,054,239           1,060,579

Long-term debt, including capital lease obligations,
   less current maturities (Note 2) ...........................................                8,430               9,091
Deferred credits ..............................................................                9,553               9,821
                                                                                     ---------------     ---------------
Total liabilities and deferred credits.........................................            1,072,222           1,079,491
                                                                                     ---------------     ---------------
Minority interest..............................................................                4,622               4,999
Commitments and contingencies..................................................                   --                  --
Members' capitalization:
   Promissory (subordinated) and installment notes ............................               62,820              65,846
   Members' equity:
      Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 444,240 and 411,180 shares issued and fully paid; 65,820 and 98,880 shares issued (net of subscriptions receivable of
       $1,748,000 and $1,922,000)..............................................               49,264              49,084
      Redeemable Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized; 1,731,482 and 1,731,482 shares
       issued and fully paid...................................................              174,448             174,448
      Loss allocation (Note 5).................................................              (92,460)            (92,460)
      Deferred patronage.......................................................              (27,194)            (27,288)
      Retained deficit.........................................................              (31,163)            (17,134)
      Accumulated other comprehensive loss.....................................                 (899)               (972)
                                                                                     ---------------     ---------------
         Total Members' equity.................................................               71,996              85,678
                                                                                     ---------------     ---------------
              Total Members' capitalization....................................              134,816             151,524
                                                                                     ---------------     ---------------
                   Total liabilities and Members' capitalization...............      $     1,211,660     $     1,236,014
                                                                                     ===============     ===============



            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                                    FOR THE THIRTEEN
                                                                       WEEKS ENDED
                                                                --------------------------
                                                                 MARCH 31,      APRIL  1,
                                                                   2001           2000
                                                                -----------    -----------
                                                                      (000'S OMITTED)
Revenues ....................................................   $   654,350    $ 1,027,605

Costs and expenses:
   Cost of revenues .........................................       603,700        964,939
   Logistics and manufacturing expenses (Note 3) ............        20,648         23,829
   Selling, general and administrative expenses (Note 3) ....        29,167         34,159
   Interest paid to Members .................................         1,953          2,815
   Other interest expense ...................................        13,404         11,600
   Gain on sale of properties ...............................           (62)          (103)
   Other income, net ........................................          (560)          (765)
                                                                -----------    -----------
                                                                    668,250      1,036,474
                                                                -----------    -----------
Net loss before income taxes ................................       (13,900)        (8,869)
Income tax expense ..........................................            36             55
                                                                -----------    -----------
Net loss ....................................................   $   (13,936)   $    (8,924)
                                                                ===========    ===========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      FOR THE THIRTEEN WEEKS ENDED
                                                                                      ----------------------------
                                                                                        MARCH 31,       APRIL 1,
                                                                                          2001           2000
                                                                                      -----------    -------------
                                                                                            (000'S OMITTED)
Operating activities:
   Net loss .....................................................................        $(13,936)      $ (8,924)
   Adjustments to reconcile net loss to cash and
      cash equivalents used for operating activities:
      Depreciation and amortization .............................................          10,702         11,314
      Provision for allowance for doubtful accounts .............................           1,340          2,097
      Net change in working capital components ..................................          52,690        (44,574)
                                                                                         --------       --------
   Net cash and cash equivalents provided by/(used for) operating activities ....          50,796        (40,087)
                                                                                         --------       --------
Investing activities:
   Additions to properties owned ................................................          (3,212)        (3,389)
   Proceeds from sale of properties owned .......................................              25          1,143
   Changes in other assets ......................................................            (551)          (219)
                                                                                         --------       --------
   Net cash and cash equivalents used for investing activities ..................          (3,738)        (2,465)
                                                                                         --------       --------
Financing activities:
   Payment of patronage dividend ................................................          (8,788)            --
   Proceeds from long-term borrowings ...........................................              --            791
   Payment of notes, long-term debt and lease obligations .......................          (3,693)        (4,472)
   Decrease in outstanding checks ...............................................         (79,178)       (46,355)
   Proceeds from short-term borrowings, net of repayments .......................          40,364         93,509
   Purchase of common stock .....................................................              --         (1,505)
   Proceeds from sale of Class A common stock subscription receivable............             180            145
                                                                                         --------       --------
   Net cash and cash equivalents provided by/(used for) financing activities ....         (51,115)        42,113
                                                                                         --------       --------
Net decrease in cash and cash equivalents .......................................          (4,057)          (439)
Cash and cash equivalents at beginning of period ................................          18,316          1,815
                                                                                         --------       --------
Cash and cash equivalents at end of period ......................................        $ 14,259       $  1,376
                                                                                         ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at March 31, 2001 and the condensed consolidated statement of operations and the condensed consolidated statement of cash flows for the thirteen weeks ended March 31, 2001 and April 1, 2000 are unaudited and, in the opinion of the management of the company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 included in the company's 2000 Annual Report on Form 10-K.

NOTE 2 - DEBT COVENANT VIOLATION

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

However, as of February 24, 2001, the company failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the revolving credit facility would become callable as immediately payable.

On March 30, 2001, the participants in the revolving credit facility issued to the company "reservation of rights" letters under which the participants effectively stated their intention to not call as immediately payable the company's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001 and July 3, 2001, which extended the reservation of rights until July 30, 2001 and September 30, 2001, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

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

The company is in discussions with the current lenders and with potential lenders regarding refinancing the senior note agreements and the revolving credit facility and, if successful, will replace the current senior note agreements and the revolving credit facility with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. An alternative may be to amend the existing agreements with the existing lenders. However, no assurances can be given as to the outcome. The company's failure to successfully refinance or amend its current borrowing arrangements could cause the current lending group to call as immediately payable the company's currently outstanding debt obligations. The company's resulting inability to satisfy its debt obligations would force the company to pursue other alternatives to improve liquidity, possibly including, among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, the company has engaged an investment banking firm to assist it in exploring the sale of the paint manufacturing business. No assurances can be given that the company will be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and March 31, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year's presentation. These reclassifications had no effect on net loss for any period or on Total Members' equity at the balance sheet dates.

NOTE 4 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by the company after the close of each fiscal year. Patronage dividends in the amount of $34,705,000 were paid on March 31, 2001 relating to the fiscal year ended December 31, 2000, approximately thirty percent of which were paid in cash (TruServ by-laws and the IRS require the payment of at least twenty percent of patronage dividends be in cash). The remainder was paid through the issuance of the company's Class B common stock, which is redeemable by the company and has no voting rights (the "Redeemable Class B common stock") and, in certain cases, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of the company. The Redeemable Class B common stock issued as part of the December 31, 2000 patronage dividend has been designated as qualified notices of allocation. Over ninety-five percent of the Redeemable Class B common stock issued with the fiscal year 2000 patronage dividend was applied to the loss allocation account. There is no estimated patronage dividend for the period ended March 31, 2001 and there was no patronage dividend estimated for the corresponding period in 2000.

NOTE 5 - LOSS ALLOCATION TO MEMBERS

During the third quarter of fiscal year 2000, company management developed and the Board of Directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. The company has allocated the 1999 loss by establishing a loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to retained deficit. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that are not allocable to members. The loss allocation account is not a receivable from members and does not represent an amount currently due from members. Rather, the loss allocation account will be satisfied, on a member by member basis, by withholding the portion of future patronage dividends that would have been paid in qualified Redeemable Class B common stock, at par value, and applying such amount as a reduction in the loss allocation account until fully satisfied. The current levels of members' stock investments in the company will not be affected. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in the company.

NOTE 6 - INVENTORIES

INVENTORIES CONSISTED OF:

                                                                                         MARCH 31,          DECEMBER 31,
                                                                                           2001                 2000
                                                                                       --------------     --------------
                                                                                               (000's omitted)
Manufacturing inventories:
      Raw materials................................................................    $        4,004     $        2,242
      Work-in-process and finished goods...........................................            32,032             30,705
                                                                                       --------------     --------------
                                                                                               36,036             32,947
Merchandise inventories............................................................           416,132            410,716
                                                                                       --------------     --------------
      Total........................................................................    $      452,168     $      443,663
                                                                                       ==============     ==============

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at March 31, 2001 and December 31, 2000 was $28,802,000 and $29,144,000, respectively.

NOTE 7 - SEGMENT INFORMATION

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


                      THIRTEEN WEEKS ENDED MARCH 31, 2001
                                 (000'S OMITTED)

                                                                                             ELIMINATION
                                                                                           OF INTERSEGMENT        CONSOLIDATED
                                             HARDWARE             PAINT          OTHER          ITEMS                TOTALS
                                             --------             -----          -----     ---------------        ------------
Net sales to external customers            $  600,138           $28,449        $25,763            $--               $  654,350
Intersegment sales                               --                 547           --                  (547)               --
Interest expense                               13,942             1,279            136             --                   15,357
Depreciation and amortization                  10,092               437            173             --                   10,702
Segment net margin/(loss)                     (16,663)            2,607            120             --                  (13,936)
Identifiable segment assets                 1,121,899            61,105         28,656             --                1,211,660
Expenditures for long-lived assets              2,914               265             33             --                    3,212


                       THIRTEEN WEEKS ENDED APRIL 1, 2000
                                 (000'S OMITTED)


                                                                                             ELIMINATION
                                                                                           OF INTERSEGMENT        CONSOLIDATED
                                             HARDWARE             PAINT          OTHER          ITEMS                TOTALS
                                             --------             -----          -----     ---------------        ------------
Net sales to external customers            $  969,483           $31,739        $26,383            $--               $1,027,605
Intersegment sales                               --                 492           --                  (492)               --
Interest expense                               12,633             1,616            166             --                   14,415
Depreciation and amortization                  10,679               442            193             --                   11,314
Segment net margin/(loss)                     (11,146)            2,205             17             --                   (8,924)
Identifiable segment assets                 1,423,788            74,364         32,180             --                1,530,332
Expenditures for long-lived assets              2,982               334             73             --                    3,389


NOTE 8 - ASSET SALE

Effective December 29, 2000, the company sold the assets, primarily inventory, of the Lumber and Building Material business to Builder Marts of America, Inc. The Lumber and Building Materials business generated approximately $1.1 billion of the company's revenue in fiscal year 2000; however, the sale of the business will not materially impact net margin.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These new standards require that all derivative instruments be recognized as either assets or liabilities in the balance sheet and measured at their fair value. The new standards also require changes in the fair value of derivatives to be recorded in each period in current earnings or comprehensive income, depending on the intended use of the derivatives. The adoption of these new standards had no impact on the Company's results of operations, its financial position or its cash flows.

In June 2001, the Financial Accounting Standards Board approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact this standard will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 1,
2000

RESULTS OF OPERATIONS:

Revenues for the thirteen weeks ended March 31, 2001 totaled $654,350,000. This represented a decrease of $373,255,000, or 36.3%, compared to the same period last year. The key contributor to the decrease in revenue is the sale of the lumber and building materials business to Builder Marts of America, Inc. in December 2000, which accounts for $306,200,000 of the negative variance in comparison to the prior year. In addition, a reduction in handled sales (stock and relay shipments) contributed approximately $39,600,000 to the decrease in revenue. 67% of this reduction in handled sales was the result of a decrease in the number of members. The remaining reduction in handled sales occurred in same store sales.

Gross margins decreased by $12,016,000, or 19.2%, over prior year. The sale of the lumber and building materials business contributed $4,630,000 to the reduction in gross margin. The other significant impact to the decrease in gross margin is due to the reduction in handled sales, which reduced gross margin by $5,829,000.

Logistics and manufacturing expenses decreased $3,181,000, or 13.3%, as compared to the same period last year. The company reduced expenses by closing the Westfield, Massachusetts distribution center in the first quarter of 2000, which reduced expenses by $1,388,000. The reduction in warehouse labor resulting from reduced sales and inventory levels also had a downward impact on expenses.

Selling, general and administrative (S,G&A) expenses decreased $4,992,000, or 14.6%, as compared to the same period last year. The company accomplished this reduction in expenses by reducing headcount in corporate staff. The company achieved additional decreases in administrative expenses and operational expenses as a result of the sale of the lumber and building materials business in December 2000.

Interest paid to members decreased by $862,000, or 30.6%, as compared to the same period last year, primarily due to a lower average principal balance of debt outstanding. Other interest expense increased $1,804,000, or 15.6%, as compared to same period last year, due to higher borrowing rates pursuant to various financing agreements of the company.

Although the company has reduced logistics, manufacturing and S,G&A expenses by consolidating the distribution network and reducing corporate overhead staff, the expenses that were eliminated did not fully offset the gross margin impact from the decreased revenue, resulting in a net loss of $13,936,000 for the first quarter of 2001 as compared to a net loss of $8,924,000 for the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the thirteen weeks ended March 31, 2001, was $50,796,000, compared to cash used of $40,087,000 for the thirteen weeks ended April 1, 2000. Accounts receivable decreased $22,929,000 from December 31, 2000 due to the decline in sales and the collection of the remaining accounts receivable relating to the lumber and building materials business that was sold in December, 2000. Inventories increased by $8,505,000 from December 31, 2000 to support orders for seasonal merchandise for the spring market. Accounts payable increased by $38,960,000 since December 31, 2000 as a result of the seasonal terms obtained from vendors. The company used the cash generated from operating activities in the first quarter of fiscal 2001 to reduce its debt and pay patronage dividends.

Investing activities used cash of $3,738,000 for the thirteen weeks ended March 31, 2001, compared to cash used of $2,465,000 for the same period last year. The Company used $3,212,000 in cash for additions to properties, which is comparable to the same period last year of $3,389,000. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters.

 At March 31, 2001, the company's working capital deficit was ($194,994,000), as compared to ($188,739,000) at December 31, 2000. The current ratio was 0.815 at March 31, 2001, as compared to 0.822 at December 31, 2000.

At July 1, 1997, the company established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended and restated in April 2000 after a default was triggered as a result of the loss in 1999. The amendments include increased interest rates, new financial ratios and covenants, and the collateralization of the company's assets. The company had borrowed under the agreement $165,000,000 and $127,000,000 at March 31, 2001 and December 31, 2000, respectively. The company also pays a commitment fees of .05% per annum on the unused portion of the commitments.

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

However, as of February 24, 2001, the company failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the revolving credit facility would become callable as immediately payable.

On March 30, 2001, the participants in the revolving credit facility issued to the company "reservation of rights" letters under which the participants effectively stated their intention to not call as immediately payable the company's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001 and July 3, 2001, which extended the reservation of rights until July 30, 2001 and September 30, 2001, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

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

The company is in discussions with the current lenders and with potential lenders regarding refinancing the senior note agreements and the revolving credit facility and, if successful, will replace the current senior note agreements and the revolving credit facility with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. An alternative may be to amend the existing agreements with the existing lenders. However, no assurances can be given as to the outcome. The company's failure to successfully refinance or amend its current borrowing arrangements could cause the current lending group to call as immediately payable the company's currently outstanding debt obligations. The company's resulting inability to satisfy its debt obligations would force the company to pursue other alternatives to improve liquidity, possibly including, among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, the company has engaged an investment banking firm to assist it in exploring the sale of the paint manufacturing business. No assurances can be given that the company will be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and March 31, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt, which totals approximately $175,000,000 at March 31, 2001. A 50 basis point movement in the interest rates would result in an approximate $875,000 annualized change in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the company's trade receivables. The company extends credit to its members as part of its day-to-day operations. The company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade receivables, its risk with respect to trade receivables is limited. Additionally, the company believes that its allowance for doubtful accounts is adequate with respect to member credit risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June, 2000, an action was filed against TruServ by 19 former members of the company in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). (Certain other former TruServ members have filed similar claims.) The plaintiffs in the action each allege that, based upon representations made to them by the company and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of Servistar Coast to Coast and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaint states that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not specified. Discovery has recently commenced in this action and it is too early to determine the extent of the damages being claimed. In March, 2001, a similar action was brought on behalf of former SCC members in the same court, by the same law firm. The complaint alleges substantially similar cases as those made by the former TruServ members. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined.

In August, 2000, an action was brought in Delaware Chancery Court (New Castle County) by an alleged former TruServ member against certain present and former directors of the company and against the company. The plaintiffs in the lawsuit seek to proceed on a class-action basis. The complaint alleges that the named directors breached their fiduciary duties in connection with the accounting adjustments taken by the company in the fourth quarter of 1999 and that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring a moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiffs seek monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined.

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

The company intends to vigorously defend all of these cases and, accordingly, has recorded no related reserves at December 31, 2000 or at March 31, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March, 2000, the board of directors of TruServ declared a moratorium on redemption of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of the company. The board also considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the impact of the 1999 loss were allocated to them. Members did not request redemption would be saddled with the losses of those members who requested redemption. Moreover, the board considered the company's debt agreements, and in particular, the financial covenants thereunder, which prohibit redemptions when the company, among other things, does not attain certain profit margin.


On August 28, 2000, the board of directors of TruServ decided to allocate a substantial portion of its 1999 operating losses among the TruServ members, on a pro rata basis, in proportion to each member's ownership of Class B common stock as of December 31, 1999. A loss allocation account was established for each member during the third quarter of 2000, reflecting that member's allocated loss as of December 31, 1999. The loss account will be satisfied by offsetting future qualified Class B common stock issued as part of the patronage dividend against the amount in the account. In the event of the dissolution of a member or termination of his or its membership and upon release of the moratorium, the redemption proceeds to which that member would have been entitled would also be offset against the amount of the loss allocated to the member that had not yet been satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the senior notes and the revolving credit facility the company is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of February 24, 2001, the company failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the revolving credit facility would become callable as immediately payable.

On March 30, 2001, the participants in the revolving credit facility issued to the company "reservation of rights" letters under which the participants effectively stated their intention to not call as immediately payable the company's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001 and July 3, 2001, which extended the reservation of rights until July 30, 2001 and September 30, 2001, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

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

The company is in discussions with the current lenders and with potential lenders regarding refinancing the senior note agreements and the revolving credit facility and, if successful, will replace the current senior note agreements and the revolving credit facility with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. An alternative may be to amend the existing agreements with the existing lenders. However, no assurances can be given as to the outcome. The company's failure to successfully refinance or amend its current borrowing arrangements could cause the current lending group to call as immediately payable the company's currently outstanding debt obligations. The company's resulting inability to satisfy its debt obligations would force the company to pursue other alternatives to improve liquidity, possibly including, among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, the company has engaged an investment banking firm to assist it in exploring the sale of the paint manufacturing business. No assurances can be given that the company will be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and March 31, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

         1)    Current Report on Form 8-K, filed January 26, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRUSERV CORPORATION

Date: August 14, 2001                       By /s/ PAMELA FORBES LIEBERMAN
                                              ----------------------------------
                                            Pamela Forbes Lieberman
                                            Chief Operating Officer,
                                            Chief Financial Officer and
                                            Senior Vice President