Form 10-Q
period 2001-06-30
TRUSERV CORP
filed 2001-08-14
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _______ TO  _______

    COMMISSION FILE NUMBER            2-20910
                           ----------------------------

                               TRUSERV CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         36-2099896
                --------                                         ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       8600 West Bryn Mawr Avenue
            Chicago, Illinois                                    60631-3505
            -----------------                                    -----------
(Address of principal executive offices)                         (Zip Code)

                                 (773) 695-5000
                                 ---------------
              (Registrant's telephone number, including area code)

                                 Not applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] : No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2001.

     Class A Common Stock, $100 Par Value.................450,420 Shares
     Class B Common Stock, $100 Par Value...............1,731,490 Shares

                          ITEM 1. FINANCIAL STATEMENTS

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           2001               2000
                                                                                           ----               ----
                                                                                        (UNAUDITED)

                                                                                               (000'S OMITTED)
Current assets:
   Cash and cash equivalents...................................................      $        16,513     $        18,316
   Restricted cash ............................................................                1,000               1,000
Accounts and notes receivable, net of allowance for doubtful accounts of
         $9,964,000 and $7,170,000.............................................              391,659             396,587
Inventories (Note 6)...........................................................              417,654             443,663
Other current assets...........................................................               20,031              12,274
                                                                                     ---------------     ---------------
         Total current assets..................................................              846,857             871,840

Properties, net................................................................              205,852             216,146

Goodwill, net..................................................................               92,763              94,051

Other assets...................................................................               41,907              53,977
                                                                                     ---------------     ---------------
         Total assets..........................................................      $     1,187,379     $     1,236,014
                                                                                     ===============     ===============

            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND MEMBERS' CAPITALIZATION

                                                                                         JUNE 30,         DECEMBER 31,
                                                                                           2001              2000
                                                                                           ----              ----
                                                                                        (UNAUDITED)
                                                                                                  (000'S OMITTED)
Current liabilities:
   Accounts payable............................................................      $       415,442     $       356,196
   Outstanding checks .........................................................               56,716             129,490
Accrued expenses...............................................................               87,648              85,161
Short-term borrowings .........................................................              128,700             138,085
Current maturities of notes, long-term debt and capital lease..................
      obligations  (Note 2)....................................................              339,345             341,188
Patronage dividend payable in cash.............................................                  412              10,459
                                                                                     ---------------     ---------------
         Total current liabilities.............................................            1,028,263           1,060,579
Long-term debt, including capital lease obligations,
   less current maturities (Note 2)............................................                8,153               9,091
Deferred credits ..............................................................                9,290               9,821
                                                                                     ---------------     ---------------
Total liabilities and deferred credits.........................................            1,045,706           1,079,491
                                                                                     ---------------     ---------------
Minority interest..............................................................                4,650               4,999
Commitments and contingencies..................................................                   --                  --
Members' capitalization:
   Promissory (subordinated) and installment notes ............................               62,025              65,846
   Members' equity:
      Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 448,320 and 411,180 shares issued and fully paid; 61,740 and
       98,880 shares issued (net of subscriptions receivable of
       $1,748,000 and $1,922,000)..............................................               49,427              49,084
      Redeemable Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized; 1,731,482 and 1,731,482 shares
      issued and fully paid....................................................              174,448             174,448
      Loss allocation (Note 5).................................................              (92,074)            (92,460)
      Deferred patronage.......................................................              (26,914)            (27,288)
      Retained deficit.........................................................              (28,971)            (17,134)
      Accumulated other comprehensive loss.....................................                 (918)               (972)
                                                                                     ---------------    ----------------
         Total Members' equity.................................................               74,998              85,678
                                                                                     ---------------     ---------------
              Total Members' capitalization....................................              137,023             151,524
                                                                                     ---------------     ---------------
                   Total liabilities and Members' capitalization...............      $     1,187,379     $     1,236,014
                                                                                     ===============     ===============

            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                   (UNAUDITED)

                                        For the thirteen weeks ended          For the twenty-six weeks ended
                                      -------------------------------         -------------------------------

                                        June 30,            July 1,            June 30,            July 1,
                                          2001               2000                2001                2000
                                      -----------         -----------         -----------         -----------
                                                                  (000'S OMITTED)
Revenues............................. $   747,765         $ 1,137,262         $ 1,402,115         $ 2,164,867

Costs and expenses:

   Cost of revenues..................     670,365           1,060,354           1,274,065           2,025,293
   Logistics and manufacturing
      expenses.......................      25,150              22,780              45,798              46,534
   Selling, general and
      administrative expenses........      33,774              24,313              62,941              58,547
   Interest paid to Members..........       1,979               2,816               3,932               5,631
   Other interest expense............      14,923              16,325              28,327              27,925
   Gain on sale of properties........         (53)               (963)               (115)             (1,067)
   Other income, net.................      (1,220)               (303)             (1,780)             (1,067)
                                      -----------         -----------         -----------         -----------
                                          744,918           1,125,322           1,413,168           2,161,796
                                      -----------         -----------         -----------         -----------

Net margin /(loss) before
  income taxes.......................       2,847              11,940             (11,053)              3,071

Income tax expense...................         274                  17                 310                  72
                                      -----------         -----------         -----------         -----------

Net margin /(loss)................... $     2,573         $    11,923         $   (11,363)        $     2,999
                                      ===========         ===========         ===========         ===========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         FOR THE TWENTY-SIX WEEKS ENDED
                                                                                         ------------------------------
                                                                                          JUNE 30,           JULY 1,
                                                                                            2001              2000
                                                                                            ----              ----
                                                                                                (000'S OMITTED)
Operating activities:
   Net loss .......................................................................     $     (11,363)    $        2,999
   Adjustments to reconcile net loss to cash and
      cash equivalents used for operating activities:
      Depreciation and amortization................................................            21,346             22,655
      Provision for allowance for doubtful accounts................................             3,643              4,167
      Net change in working capital components.....................................            87,460            (84,134)
                                                                                        -------------     --------------
   Net cash and cash equivalents provided by/(used for) operating activities.......           101,086            (54,313)
                                                                                        -------------     ---------------
Investing activities:
   Additions to properties owned...................................................            (6,989)            (6,639)
   Proceeds from sale of properties owned..........................................                80              7,532
   Changes in other assets.........................................................               746                202
                                                                                        -------------     --------------
   Net cash and cash equivalents provided by/(used for) investing activities.......            (6,163)             1,095
                                                                                        --------------    --------------
Financing activities:
   Payment of patronage dividend...................................................            (9,213)                --
   Proceeds from long-term borrowings..............................................                --                954
   Payment of notes, long-term debt and lease obligations..........................            (5,697)            (7,617)
   Decrease in outstanding checks..................................................           (72,774)           (23,543)
   Proceeds from/(repayments of) short-term borrowings, net of repayments..........            (9,385)            85,139
   Purchase of common stock........................................................                --             (1,505)
   Proceeds from Class A common stock subscription receivable......................               343                266
                                                                                        -------------     --------------
   Net cash and cash equivalents provided by/(used for) financing activities.......           (96,726)            53,694
                                                                                        --------------    --------------
Net increase/(decrease) in cash and cash equivalents...............................            (1,803)               476
Cash and cash equivalents at beginning of period...................................            18,316              1,815
                                                                                        -------------     --------------
Cash and cash equivalents at end of period.........................................     $      16,513     $        2,291
                                                                                        =============     ==============

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at June 30, 2001, the condensed consolidated statement of operations for the thirteen and twenty-six weeks ended June 30, 2001 and July 1, 2000, and the condensed consolidated statement of cash flows for the twenty-six weeks ended June 30, 2001 and July 1, 2000 are unaudited and, in the opinion of the management of the company, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 included in the company's 2000 Annual Report on Form 10-K.

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

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and June 30, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year's presentation. These reclassifications had no effect on net margin/(loss) for any period or on Total Members' equity at the balance sheet dates.

NOTE 4 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by the company after the close of each fiscal year. Patronage dividends in the amount of $34,705,000 were paid on March 31, 2001 relating to the fiscal year ended December 31, 2000, approximately thirty percent of which were paid in cash (TruServ by-laws and the IRS require the payment of at least twenty percent of patronage dividends be in cash). The remainder was paid through the issuance of the company's Class B common stock, which is redeemable by the company and has no voting rights (the "Redeemable Class B common stock") and, in certain cases, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of the company. The Redeemable Class B common stock issued as part of the December 31, 2000 patronage dividend has been designated as qualified notices of allocation. Over ninety-five percent of the Redeemable Class B common stock issued with the fiscal year 2000 patronage dividend was applied to the loss allocation account. There is no estimated patronage dividend for the period ended June 30, 2001 and the estimated patronage dividend for the corresponding period in 2000 was $2,949,000.

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

NOTE 6 - INVENTORIES

INVENTORIES CONSISTED OF:

                                                        JUNE 30,           DECEMBER 31,
                                                          2001                 2000
                                                          ----                 ----
                                                              (000'S OMITTED)
Manufacturing inventories:
      Raw materials...............................    $        3,040     $        2,242
      Work-in-process and finished goods..........            29,718             30,705
                                                      --------------     --------------
                                                              32,758             32,947
Merchandise inventories...........................           384,896            410,716
                                                      --------------     --------------
      Total.......................................    $      417,654     $      443,663
                                                      ==============     ==============

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at June 30, 2001 and December 31, 2000 was $26,205,000 and $29,144,000, respectively.

NOTE 7 - RESTRUCTURING CHARGE

In the second quarter of fiscal 2001, the company continued the workforce reductions initiated in fiscal year 2000 (related to distribution center closures and workforce reductions at the company's corporate headquarters). The second quarter corporate headquarters workforce reduction resulted in the severance of 150 additional employees, all of whom were notified as to the terms and conditions of their severance and the benefits they would receive. Additional shutdown costs necessary to exit the distribution centers were also identified. As a result of the above-described actions, the company recorded a charge in second quarter of $4.4 million to selling, general and administrative expenses in the condensed consolidated statement of operations. As a result of the above described actions, the company expects annual savings of approximately $11.9 million.

NOTE 8 - SEGMENT INFORMATION

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

                       THIRTEEN WEEKS ENDED JUNE 30, 2001
                                (000'S OMITTED)

                                                                                                 ELIMINATION
                                                                                                OF INTERSEGMENT      CONSOLIDATED
                                              HARDWARE           PAINT            OTHER              ITEMS               TOTALS
Net sales to external customers                $681,838         $ 40,611         $ 25,316            $     -          $   747,765
Intersegment sales                                    -              638                -               (638)                   -
Interest expense                                 15,663            1,064              175                  -               16,902
Depreciation and amortization                    10,021              441              182                  -               10,644
Segment net margin/(loss)                          (133)           2,585              121                  -                2,573
Expenditures for long-lived assets                3,639                7              131                  -                3,777

                       THIRTEEN WEEKS ENDED JULY 1, 2000
                                 (000'S OMITTED)

                                                                                                  ELIMINATION
                                                                                                OF INTERSEGMENT       CONSOLIDATED
                                              HARDWARE           PAINT            OTHER              ITEMS               TOTALS
Net sales to external customers              $1,067,429         $ 41,922         $ 27,911            $     -          $ 1,137,262
Intersegment sales                                    -              855                -               (855)                  -
Interest expense                                 17,284            1,609              248                  -               19,141
Depreciation and amortization                    10,700              443              198                  -               11,341
Segment net margin/(loss)                         7,856            3,865              202                  -               11,923
Expenditures for long-lived assets                3,012              112              126                  -                3,250






                      TWENTY-SIX WEEKS ENDED JUNE 30, 2001
                                 (000'S OMITTED)

                                                                                                 ELIMINATION
                                                                                                OF INTERSEGMENT      CONSOLIDATED
                                              HARDWARE           PAINT            OTHER              ITEMS               TOTALS
Net sales to external customers              $1,281,976         $ 69,060         $ 51,079            $     -          $ 1,402,115
Intersegment sales                                    -            1,185                -             (1,185)                   -
Interest expense                                 29,605            2,343              311                  -               32,259
Depreciation and amortization                    20,113              878              355                  -               21,346
Segment net margin/(loss)                       (16,796)           5,192              241                  -              (11,363)
Identifiable segment assets                   1,105,937           56,376           25,066                  -            1,187,379
Expenditures for long-lived assets                6,553              272              164                  -                6,989

                       TWENTY-SIX WEEKS ENDED JULY 1, 2000
                                 (000'S OMITTED)

                                                                                                  ELIMINATION
                                                                                                OF INTERSEGMENT       CONSOLIDATED
                                              HARDWARE           PAINT            OTHER              ITEMS               TOTALS
Net sales to external customers              $2,036,912         $ 73,661         $ 54,294            $     -          $ 2,164,867
Intersegment sales                                    -            1,347                -             (1,347)                   -
Interest expense                                 29,929            3,213              414                  -               33,556
Depreciation and amortization                    21,379              885              391                  -               22,655
Segment net margin/(loss)                        (3,290)           6,070              219                  -                2,999
Identifiable segment assets                   1,359,761           73,235           27,818                  -            1,460,814
Expenditures for long-lived assets                5,994              446              199                  -                6,639


NOTE 9 - ASSET SALE

Effective December 29, 2000, the company sold the assets, primarily inventory, of the Lumber and Building Material business to Builder Marts of America, Inc. The Lumber and Building Materials business generated approximately $1.1 billion of the company's revenue in fiscal year 2000; however, the sale of the business will not materially impact net margin.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 2001 COMPARED TO THIRTEEN WEEKS ENDED JULY 1, 2000

RESULTS OF OPERATIONS:

Revenues for the thirteen weeks ended June 30, 2001 totaled $747,765,000. This represented a decrease of $389,497,000, or 34.2%, compared to the same period last year. The key contributor to the decreased revenue is the sale of the lumber and building materials business to Builder Marts of America, Inc. in December 2000, which accounts for $301,997,000 of the negative variance in comparison to the prior year. In addition, a reduction in direct shipment sales contributed approximately $48,400,000 to the decrease in revenue. 62% of this reduction in direct shipment sales occurred in same store sales, predominately due to the company's "Connect 4 Profit" initiative to shift shipments from direct sales to handled sales (stock and relay shipments). The remaining reduction in direct shipment sales was caused by a decrease in the number of members participating in the cooperative.

Although revenue declined, gross margins for the thirteen weeks ended June 30, 2001 increased by $492,000, or 0.6%, over the prior year. Gross margin as a percent of revenue increased to 10.4% from 6.8% for the comparable period last year. The increase in the gross margin percentage resulted from a change in sales mix, as the higher margin handled sales are 56% of revenue in 2001 compared to 39% in 2000. The change in sales mix is due to a shift away from direct shipment sales and the sale of the lumber and building materials business, which have lower margin percentages.

Logistics and manufacturing expenses increased $2,370,000, or 10.4%, as compared to the same period last year. The variance is primarily due to $824,000 of inventory capitalization expense due to declining inventory levels and approximately $700,000 of product launch costs.

Selling, general and administrative (S,G&A) expenses increased $9,461,000, or 38.9%, as compared to the same period last year. The company's restructuring initiative accounts for approximately $4,400,000 of the negative variance from the prior year. The restructuring expense recorded in the second quarter of 2001 relates to staff reductions at corporate headquarters, distribution centers and field sales positions. The additional negative variance in S,G&A expenses was due to higher benefit and severance costs.

Interest paid to members decreased by $837,000, or 29.7%, as compared to the same period last year, primarily due to a lower average principal balance of debt outstanding. Other interest expense decreased $1,402,000, or 8.6%, as compared to the same period last year. The interest expense savings from the lower average principle balance of senior debt outstanding as compared to the same period last year was partially offset by the interest rate increase of approximately 2% from the debt covenant violation under the revolving credit facility and the senior note agreements. The incremental increase in interest expense for the thirteen weeks ended June 30, 2001 aggregated approximately $2,400,000 for this rate increase.

Although the company has maintained gross margins on lower sales, net margin was impacted by the expenses related to the restructuring initiative and the incremental increase in interest expense due to the debt covenant violation, (see note 2 to the company's condensed consolidated financial statements) resulting in a net margin of $2,573,000 for the second quarter of 2001 as compared to a net margin of $11,923,000 for the second quarter of 2000.

TWENTY-SIX WEEKS ENDED JUNE 30, 2001 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 1, 2000

RESULTS OF OPERATIONS:

Revenues for the twenty-six weeks ended June 30, 2001 totaled $1,402,115,000. This represented a decrease of $762,752,000, or 35.2%, compared to the same period last year. The key contributor to the decrease in revenue is the sale of the lumber and building materials business to Builder Marts of America, Inc. in December 2000, which accounts for $608,187,000 of the negative variance in comparison to the prior year. Revenues were negatively impacted due to the decrease in the number of members participating in the cooperative, which accounts for approximately $87,019,000 of the variance to prior year. The remaining revenue reduction occurred in same store sales, with 82% of this reduction in direct sales, which generate a lower gross margin for the company.

Gross margins decreased by $11,524,000, or 8.3%, as compared to the same period last year, but the gross margin as a percent of revenue, increased to 9.1% from 6.4% for the comparable period last year. The increase in the gross margin percentage resulted from a change in sales mix, as the higher margin handled sales are 54% of revenue in 2001 compared to 38% in 2000. The change in sales mix on a year-to-date basis is predominately driven by the sales of the lumber and building materials business. The sale of the lumber and building materials business contributed $9,790,000 to the reduction in gross margin.

Logistics and manufacturing expenses decreased $736,000, or 1.6%, as compared to the same period last year. The reduction in warehouse labor resulting from reduced sales and inventory levels had a downward impact on expenses.

Selling, general and administrative (S,G&A) expenses increased $4,394,000, or 7.5%, as compared to the same period last year. The company reduced headcount in corporate staff and operational expenses as a result of the sale of the lumber and building materials business in December 2000; however, the expenses that were eliminated did not fully offset the restructuring expenses recorded in the second quarter of 2001.

Interest paid to members decreased by $1,699,000, or 30.2%, as compared to the same period last year, primarily due to a lower average principal balance of debt outstanding. Other interest expense increased $402,000, or 1.4%, as compared to same period last year. The interest expense savings from the lower average principle balance of senior debt outstanding did not fully offset the increase in the interest rate of approximately 2% due to the debt covenant violation under the revolving credit facility and the senior note agreements.

Although the company has reduced logistics, manufacturing and S,G&A expenses by consolidating the distribution network and reducing corporate overhead staff, the expenses that were eliminated did not fully offset the gross margin impact from the decreased revenue, the restructuring costs and the incremental increase in interest expense from the debt covenant violation, resulting in a net loss of $11,363,000 for the twenty-six weeks ended June 30, 2001 as compared to a net margin of $2,999,000 for the comparable period last year.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the twenty-six weeks ended June 30, 2001, was $101,086,000, compared to cash used of $54,313,000 for the twenty-six weeks ended July 1, 2000. Inventories decreased by $26,009,000 from December 31, 2000 as a result of the company's initiative to improve inventory turns by reducing inventory. Accounts payable increased by $59,246,000 since December 31, 2000 as a result of the seasonal terms obtained from vendors. The company used the cash generated from operating activities in the first half of fiscal 2001 to reduce its outstanding debt balance.

Investing activities used cash of $6,163,000 for the twenty-six weeks ended
June 30, 2001, compared to cash generated of $1,095,000 for the same period last year. The company sold its distribution center located in Westfield, Massachusetts in the second quarter of fiscal 2000, which generated proceeds of $6,250,000. The company used $6,989,000 in cash for additions to properties owned, which is comparable to the same period last year of $6,639,000. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters.

At June 30, 2001, the company's working capital deficit was ($181,406,000), as compared to ($188,739,000) at December 31, 2000. The current ratio was 0.824 at June 30, 2001, as compared to 0.822 at December 31, 2000.

At July 1, 1997, the company established a $300,000,000 five-year revolving credit facility with a group of banks. These agreements were amended and restated in April 2000 after a default was triggered as a result of the loss in 1999. The amendments include increased interest rates, new financial ratios and covenants, and the collateralization of the company's assets. The company had borrowed under the agreement $115,000,000 and $127,000,000 at June 30, 2001 and December 31, 2000, respectively. The company also pays a commitment fees of .05% per annum on the unused portion of the commitments.

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

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and June 30, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The company's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt, which totals approximately $125,000,000 at June 30, 2001. A 50 basis point movement in the interest rates would result in an approximate $625,000 annualized change in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to the company's trade receivables. The company extends credit to its members as part of its day-to-day operations. The company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade receivables, its risk with respect to trade receivables is limited. Additionally, the company believes that its allowance for doubtful accounts is adequate with respect to member credit risks.

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

The company intends to vigorously defend all of these cases and, accordingly, has recorded no related reserves at December 31, 2000 or at June 30, 2001.

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

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and June 30, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the company's Annual Meeting of Stockholders held on May 6, 2001, the election results were as follows:

         1.       Election of directors for a term of one year:

                                             Votes for        Votes Withheld
                  Bryan R. Ableidinger       235,680          16,560
                  Benjamin J. Andre          235,740          16,500
                  J.W. Blagg                 233,400          18,840
                  James D. Burnett           234,180          18,060
                  Harold A. Douthitt         235,740          16,500
                  Jay B. Feinsod             233,640          18,600
                  James D. Howenstine        233,280          18,960
                  Peter G. Kelly             232,200          20,040
                  Robert J. Ladner           233,040          19,200
                  George V. Sheffer          233,520          18,720
                  John M. West, Jr.          233,880          18,360
                  Barbara B. Wilkerson       233,460          18,780

         2. Appointment of PricewaterhouseCoopers LLP as the audit firm of the company for the Year 2001:

                        For                    Against                  Abstain
                        ---                    -------                  -------
                        237,480                6,240                    8,520

         3.       Approval of Proxy authorization to vote on other business:

                        For                    Against                  Abstain
                        ---                    -------                  -------
                        213,540                18,540                   20,160

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 None

         (b)     Reports on Form 8-K

         1) Current Reports on Form 8-K, filed April 9, 2001, May 3, 2001, and May 17, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  TRUSERV CORPORATION

Date: August 14, 2001                             By /s/ PAMELA FORBES LIEBERMAN
                                                     ---------------------------
                                                  Pamela Forbes Lieberman
                                                  Chief Operating Officer,
                                                  Chief Financial Officer and
                                                  Senior Vice President