Form 10-K405/A
period 2000-12-31
TRUSERV CORP
filed 2001-09-10
CIK 25095

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

DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from TruServ, calculated on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net earnings calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net earnings for non-member income/(losses) and deferred patronage amortization. The total dividend is allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on relative gross margin participation of the member for each type of purchase category.

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

     In January 2001, the company announced the closure of its Henderson, North Carolina, distribution center and in August 2001, the company announced the closure of its Brookings, South Dakota, distribution center.

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

ITEM 6. SELECTED FINANCIAL DATA.

                            SELECTED FINANCIAL DATA

                                                           FOR THE FISCAL YEARS
                         ----------------------------------------------------------------------------------------
                            2000      1999 (RESTATED)(E)   1998 (RESTATED)(E)   1997(B)(RESTATED)(E)    1996(C)
                         ----------   ------------------   ------------------   --------------------   ----------
                                                              (IN THOUSANDS)
Revenues...............  $3,993,642       $4,502,326           $4,328,238            $3,331,686        $2,441,707
Gross margins..........     277,397          181,465              298,135               241,020           196,636
Net margins /(loss)....      34,117         (130,803)              12,020                38,086            52,410
Patronage
  dividends(a).........      34,705               --               35,024                43,782            53,320
Total assets...........   1,236,014        1,335,397            1,587,674             1,425,483           853,985
Long-term debt(d)......       9,091          309,796              316,959               169,209            80,145
Promissory
  (subordinated) and
  installment notes
  payable..............      65,846           83,804              124,422               172,579           185,366
Redeemable Class A
  common stock.........      49,084           47,270               49,880                47,423             4,876
Redeemable Class B
  common stock.........     174,448          177,779              195,643               187,259           114,053

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

     Logistics and manufacturing expenses decreased $9,338,000 or 9.4%, as compared to the prior year. The company's initiatives in consolidating its distribution network, developed with the merger plan from 1997, led to the reduction in these expenses as the merger integration costs incurred in fiscal 1999 of $18,683,000 were no longer incurred by the company in fiscal 2000. The merger integrations costs the company had previously incurred related to i) additional costs the company incurred implementing the merger plan from 1997 that related to former Cotter distribution center closings, severance pay and the temporary incremental increase in warehousing costs to convert to the go forward product assortment and ii) the integration of the three distribution networks by consolidating operating systems, revising truck runs for overlapping distribution centers and resizing and reconfiguring warehouse racking. This decrease was partially offset by increased handling and packaging expenses and lower capitalization of warehouse costs due to lower inventory levels.

     As a result of the decreases in sales that the company experienced in early 2000, the company implemented significant cost cutting measures in 2000 that resulted in a decrease in selling, general and administrative ("SG&A") expenses. SG&A expenses decreased $19,274,000 or 13.6% over the prior year. SG&A expenses as a percentage of sales were 3.1%, which is consistent with the prior year including merger integration costs which amounted to $7,513,000 in fiscal 1999.

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

     In 2000, income tax expense decreased by $16,104,000, primarily due to the company recording in 1999 a full valuation allowance on deferred taxes of $16,490,000 existing as of December 31, 1998. The valuation allowance was required under FAS 109, since the company had cumulative losses for the three most recent fiscal years and consequently did not have sufficient evidence to support the realization of this asset. In 2000, there was no change in the valuation allowance.

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

     The inventory adjustment of $74,000,000 related to the resolution of certain unreconciled differences arising from the consolidation of the distribution network, integration of one inventory platform, larger than usual employee turnover, less than adequate training procedures and increased member claims. The increased member claims incurred by the company were due to the consolidation of three ordering systems of the various merged entities, containing 130,000 items, into one ordering system containing 60,000 items. Member claims resulted in $20,000,000 of the $74,000,000 inventory adjustment. These claims predominantly arose from a difference between the merchandise the member ordered and the merchandise received by the member (although additional claims arose from damages, overages and allowances). This trend of member claims is not expected to continue because the company has taken measures to improve inventory controls by taking more physical inventory counts, using more extensive cycle count procedures and increasing employee training to improve shipping/receiving accuracy and thereby reducing member returns.

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

     Logistics and manufacturing expenses increased $2,953,000 or 3.1% as compared to the prior year. This increase was due to the start-up of a new distribution center in Hagerstown, Maryland, and the shut down of three other distribution centers which caused merger integrations costs to increase from $17,589,000 in fiscal 1998 to $18,683,000 in fiscal 1999. The merger integration costs relate to i) additional costs the company incurred implementing the merger plan from 1997 that related to former Cotter distribution center closings, severance pay and the temporary incremental increase in warehousing costs to convert to the go forward product assortment and ii) the integration of the three distribution networks by consolidating operating systems, revising truck runs for overlapping distribution centers and resizing and reconfiguring warehouse racking.

     In fiscal 1999, SG&A expenses increased $5,449,000 or 4.0% over the prior year. The increase was primarily attributable to depreciation and amortization and bad debt expense. Depreciation and amortization increased $9,019,000 or 28.1% as a result of the amortization of conversion funds provided to members and increased capital expenditures in 1998 being depreciated in 1999. An additional increase occurred with merger integration costs which were $7,513,000 in fiscal 1999 compared to $2,445,000 in fiscal 1998. These increases were partially offset by decreased travel expenses of approximately $6,000,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities for the fiscal year ended December 31, 2000 was $83,573,000, compared to cash provided by operating activities of $181,607,000 for the fiscal year ended December 31, 1999 and cash used by operating activities of $118,905,000 for the fiscal year ended December 31, 1998. Inventory decreased by $38,752,000 in fiscal 2000, which continued the decrease in inventory levels started in fiscal 1999 of $112,703,000. These decreases are the result of the company consolidating its distribution network to respond to the decline in sales it had experienced, along with its efforts to commonize inventory assortment and implement the company's distribution network strategic plan from the merger. The company also realized benefits from implementing a new inventory forecasting system that improved service levels to the members. In fiscal 1998, inventory increased $52,572,000 due to the effect of starting the commonization of the inventory assortment and to implementing the company's distribution network strategic plan from the merger. Both efforts required the company to bring in additional inventory before the old inventory could be removed from the network, which occurred in 1999.

     In fiscal 2000 and 1999, the company experienced a decrease of $52,187,000 and $63,059,000, respectively, in accounts and notes receivable due to both a decline in sales and the implementation of improved collection efforts. In fiscal 1998, accounts and notes receivable increased by $69,585,000 due to a change in terms that extended the dating on seasonal payment terms to the company's members. Other significant impacts in operating activities in fiscal 2000 and 1999 were in accounts payable. In fiscal 2000, accounts payable decreased by $81,944,000 resulting from reduced inventory purchases in 2000 and the decrease in lumber and direct shipment sales described above. In fiscal 1999, accounts payable increased by $56,087,000 due to improved terms with vendors and better inventory turns.

     Cash flows provided by investing activities were $871,000 in fiscal 2000 compared to a use of funds of $10,532,000 in 1999 and $44,011,000 in 1998. Total capital expenditures, including expenditures under capital leases, were $12,526,000 for the fiscal year ended December 31, 2000, as compared to $45,235,000 and $71,343,000 for the fiscal years ended December 31, 1999 and December 31, 1998, respectively. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters. In addition, the company benefited from the receipt of proceeds from the sale of properties in fiscal 2000 of $23,113,000. The principal amount of cash was generated from the sale of the lumber and building materials division on December 29, 2000 in the amount of $13,948,000; additionally, this same transaction generated cash in the amount of $5,164,000 received for non-competition, cooperation, lease and other agreements. In fiscal 1999 and 1998, the proceeds from the sale of properties were $39,714,000 and $32,645,000, respectively. These proceeds were predominately generated from the sale of closed distribution centers.

     The company generated cash flows from operating and investing activities and primarily used them to reduce the company's debt by $67,943,000 and $170,910,000 for fiscal 2000 and 1999, respectively. This amount predominately represented a decrease in both long-term and short-term debt. The company anticipates that this trend of lower debt will continue due to the sale of the lumber and building materials division. This sale eliminates the float the company carried on the direct ship sales of this division, since the vendor's invoices were paid before the members pay the company. In fiscal 1998, the company provided cash from financing activities of $162,342,000 to fund the cash used in operations.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior executive officers of the company are:

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Bryan R. Ableidinger...............    53       Director since August, 2000. Term expires at the 2002
                                                annual stockholders' meeting.
Benjamin J. Andre..................    64       Director since August, 2000. Term expires at the 2002
                                                annual stockholders' meeting.
Joe W. Blagg.......................    52       Chairman since January, 2000. Acting Chief Executive
                                                Officer since July 3, 2001. Director since April, 1996.
                                                Term expires at the 2002 annual stockholders' meeting.
James D. Burnett...................    65       Director since April, 1998. Term expires at the 2002 annual stockholders' meeting.
Harold A. Douthitt.................    54       Director since August, 2000. Term expires at the 2002
                                                annual stockholders' meeting.
Jay B. Feinsod.....................    58       Director since July, 1997. Term expires at the 2002 annual stockholders' meeting. Formerly Director of SCC since
                                                October, 1986.
William F. Godwin..................    46       Senior Vice President, Supply Chain since March, 2001.
                                                Prior positions were Vice President of Advertising,
                                                Merchandising and Inventory Management with the company.
Neil A. Hastie.....................    52       Senior Vice President, Chief Information Officer since
                                                December, 1999. Prior position was Director of E-Business
                                                since 1998.
James D. Howenstine................    58       Vice-Chairman since January, 2000. Director since July,
                                                1997. Term expires at the 2002 annual stockholders'
                                                meeting. Formerly Director of SCC since October, 1995.
Peter G. Kelly.....................    57       Director since July, 1997. Term expires at the 2002 annual stockholders' meeting. Formerly Director and Chairman of
                                                SCC since January, 1981. Formerly Vice-Chairman of the
                                                company.
Robert J. Ladner...................    54       Director since April, 1994. Term expires at the 2002 annual stockholders' meeting. Formerly Chairman of Cotter &
                                                Company. Formerly Vice-Chairman of the company.
Pamela Forbes Lieberman............    47       Chief Operating Officer since July 3, 2001, Chief
                                                Financial Officer since April 18, 2001 and Senior Vice
                                                President, Finance since March 12, 2001. Prior positions
                                                were Senior Vice President, Finance and Chief Financial
                                                Officer of Shoptalk, Inc., Martin-Brower Company and
                                                Fel-Pro Incorporated.
Robert M. Liebgott.................    51       Senior Vice President, Sales, Marketing & Merchandising
                                                since March, 2001. Prior position was Vice President of
                                                Merchandising with the company.

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Robert Ostrov......................    52       Chief Administrative Officer and General Counsel since
                                                April, 2000, and Senior Vice President since February,
                                                1997. Prior position was Vice President of Human Resources for a retail company.
Michael D. Rosen...................    49       Senior Vice President of Logistics since March, 2001. Prior positions were Vice President of Logistics and Retail
                                                Systems, Assistant Vice President of Retailing, Assistant
                                                Vice President of Merger Administration, and General
                                                Manager of Lumber and Building Materials.
George V. Sheffer..................    49       Director since July, 1994. Term expires at the 2002 annual stockholders' meeting.
John M. West, Jr. .................    48       Director since October, 1991. Term expires at the 2002
                                                annual stockholders' meeting.
Barbara B. Wilkerson...............    53       Director since July, 1997. Term expires at the 2002 annual
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

                                        TRUSERV CORPORATION

                                        By:   /s/ PAMELA FORBES LIEBERMAN
                                           -------------------------------------
                                                  Pamela Forbes Lieberman
                                                 Chief Operating Officer,
                                                Chief Financial Officer and
                                                   Senior Vice President
DATED: September 7, 2001

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

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----

                  /s/ JOE W. BLAGG                       Chairman and Acting Chief       September 7, 2001
-----------------------------------------------------      Executive Officer
                    Joe W. Blagg

             /s/ PAMELA FORBES LIEBERMAN                 Chief Operating Officer,        September 7, 2001
-----------------------------------------------------      Chief Financial Officer
               Pamela Forbes Lieberman                     and
                                                           Senior Vice President

                /s/ DAVID A. SHADDUCK                    Vice President, Corporate       September 7, 2001
-----------------------------------------------------      Controller
                  David A. Shadduck

Bryan R. Ableidinger, Benjamin J. Andre, James D.        Directors                       September 7, 2001
Burnett, Harold A. Douthitt, Jay B. Feinsod, James D.
Howenstine, Peter G. Kelly, Robert J. Ladner, George
V. Sheffer, John M. West, Jr. and Barbara B.
Wilkerson

           By: /s/ PAMELA FORBES LIEBERMAN                                               September 7, 2001
  -------------------------------------------------
     Pamela Forbes Lieberman, Pursuant to power
           of attorney previously granted

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Members of TruServ Corporation

     In our opinion, the consolidated financial statements of TruServ Corporation as of and for the year ended December 31, 2000 listed in the index appearing under Item (14)(a)(1) on page F-1 present fairly, in all material respects, the financial position of TruServ Corporation and its subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2000 and for the year then ended listed in the index appearing under Item 14(a)(2) on page F-28 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements and financial statement schedule as of December 31, 1998 and 1999 and for both of the years then ended were audited by other independent accountants whose report dated April 14, 2000 (except as to Note 1 which is as of July 3, 2001) expressed an unqualified opinion on those financial statements and financial statement schedule.

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
     Redeemable Class B non-voting common stock and paid-in
      capital, $100 par value; 4,000,000 shares authorized;
      1,731,482 and 1,764,797 shares issued and fully
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
                                                              =====    =======    ========

ITEM 14(a)(3). INDEX TO EXHIBITS

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between the company and ServiStar Coast to Coast Corporation
                ("SCC"). Incorporated by reference--Exhibit 2-A to
                Registration Statement on Form S-4 (No. 333-18397).
       4-A      Amended and Restated Certificate of Incorporation of the
                company, effective July 1, 1997. Incorporated by
                reference--Exhibit 2-A to Registration Statement on Form S-4
                (No. 333-18397).
       4-B      By-laws of the company, effective February 23, 2001.
                Incorporated by reference--Exhibit 4-B to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000.
       4-C      Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-C to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-D      Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-D to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-E      Promissory (subordinated) note form effective for the
                year-ending December 31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to Registration Statement on Form
                S-2 (No. 33-20960).
       4-F      Installment note form. Incorporated by reference--Exhibit
                4-F to Registration Statement on Form S-2 (No. 2-82836).
       4-G      Copy of Note Agreement with Prudential Insurance Company of
                America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                April 1, 2007. Incorporated by reference--Exhibit 4-J to
                Post-Effective Amendment No. 2 to Registration Statement on
                Form S-2 (No. 33-39477).
       4-H      Cotter & Company $50,000,000 Private Shelf Agreement with
                Prudential Insurance Company of America dated December 29,
                1995 incorporating amendment on existing Note Agreement with
                Prudential Insurance Company of America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of
                $50,000,000 with a maturity date of April 1, 2007.
                Incorporated by reference--Exhibit 4-H to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 (No.
                33-39477).
       4-I      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).
       4-J      Amended and Restated Credit Agreement dated as of April 14,
                2000 for $300,000,000 Revolving credit between TruServ
                Corporation, various financial institutions, and Bank of
                America. Incorporated by reference--Exhibit 4-K to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397).
       4-K      Amended and Restated Private Shelf Agreement between TruServ
                Corporation and Prudential Insurance Company of America
                dated November 13, 1997 for $150,000,000. Incorporated by
                reference--Exhibit 4-M to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (No. 333-18397)

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-L      Amendment dated April 14, 2000 to the Amended and Restated
                Private Shelf Agreement between TruServ Corporation and
                Prudential Insurance Company of America dated November 13,
                1997 for $150,000,000 and to Note Agreement of $50,000,000,
                dated as of April 13, 1992, between Cotter & Company and
                Prudential. Incorporated by reference on Exhibit 4-N to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397)
       4-M      Credit Agreement dated September 10, 1998 for $105,000,000
                Note Purchase Agreement between TruServ Corporation and
                various purchasers. Incorporated by reference--Exhibit 4-L to Post-effective Amendment No. 6 to Registration Statement on Form S-4 (No. 333-183997)
       4-N      Amended and Restatement dated April 14, 2000 to Credit
                Agreement dated September 10, 1998 for $105,000,000 Note
                Purchase Agreement between TruServ Corporation and various purchasers. Incorporated by reference on Exhibit 4-Q to Post
                Effective Amendment No. 10 to Registration Statement on Form
                S-2 to Form S-4 (No. 333-18397).
       4-O      Participation Agreement dated April 30, 1998 for $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by reference--Exhibit 4-M to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-18397)
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between the company and its members that offer primarily
                hardware and related items. Incorporated by
                reference--Exhibit 10-A to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2000.
      10-B      Current Form of "Subscription to Shares of TruServ."
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-C      TruServ Corporation Defined Lump Sum Pension Plan as Amended
                and Restated Effective as of January 1, 1998. Incorporated
                by reference--Exhibit 10-C to the Registrants's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1999.
      10-D      TruServ Corporation Employees' Savings and Compensation
                Deferral Plan (As Amended and Restated Effective July 1,
                2000). Incorporated by reference--Exhibit 10-D to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
      10-E      TruServ Supplemental Retirement Plan between TruServ and
                selected executives of the company (As Amended Effective
                July 24, 1998). Incorporated by reference--Exhibit 10-E to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397).
      10-F      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).
      10-G      Employment Agreement between the company and Donald J. Hoye dated September 1, 1996. Incorporated by reference--Exhibit
                10-P to Post-Effective Amendment No. 2 to Registration
                Statement on Form S-4 (No. 333-18397).
      21        Subsidiaries. Incorporated by reference--Exhibit 21 to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2000 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be furnished to the Securities and Exchange Commission.
                                       E-2