Form 10-Q
period 2001-09-29
TRUSERV CORP
filed 2001-11-13
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM       TO
                                      -----    -----

       COMMISSION FILE NUMBER  2-20910
                              --------------------

                               TRUSERV CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         36-2099896
                --------                                         ----------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       8600 West Bryn Mawr Avenue
            Chicago, Illinois                                    60631-3505
            -----------------                                    -----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2001.

Class A Common Stock, $100 Par Value............................. 453,180 Shares
Class B Common Stock, $100 Par Value........................... 1,731,490 Shares

                          ITEM 1. FINANCIAL STATEMENTS

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                              September 29,   December 31,
                                                                                  2001            2000
                                                                              -------------   ------------
                                                                               (Unaudited)

                                                                                    (000's omitted)

Current assets:
     Cash and cash equivalents                                                  $   40,636    $   18,316
     Restricted cash                                                                 7,765         1,000
     Accounts and notes receivable, net of allowance for doubtful accounts of
            $12,761,000 and $7,170,000                                             294,229       396,587
     Inventories (Note 6)                                                          370,707       443,663
     Other current assets                                                           19,357        12,274
                                                                                ----------    ----------
            Total current assets                                                   732,694       871,840

Properties, net                                                                    199,771       216,146

Goodwill, net                                                                       92,119        94,051

Other assets                                                                        39,172        53,977
                                                                                ----------    ----------
            Total assets                                                        $1,063,756    $1,236,014
                                                                                ==========    ==========


            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                     LIABILITIES AND MEMBERS' CAPITALIZATION


                                                                                           September 29,          December 31,
                                                                                               2001                  2000
                                                                                           -------------          ------------
                                                                                            (Unaudited)

                                                                                                      (000's omitted)
Current liabilities:
     Accounts payable                                                                         $ 281,617             $ 356,196
     Outstanding checks                                                                          40,680               129,490
     Accrued expenses                                                                            96,140                85,161
     Short-term borrowings                                                                      150,981               138,085
     Current maturities of notes, long-term debt and capital lease
         obligations (Note 2)                                                                   339,868               341,188
     Patronage dividend payable in cash                                                               -                10,459
                                                                                            -----------           -----------
            Total current liabilities                                                           909,286             1,060,579
Long-term debt, including capital lease obligations,
     less current maturities (Note 2)                                                             6,683                 9,091
Deferred credits                                                                                  9,022                 9,821
                                                                                            -----------           -----------
Total liabilities and deferred credits                                                          924,991             1,079,491
Minority interest                                                                                 4,844                 4,999
Commitments and contingencies                                                                         -                     -
Members' capitalization:
     Promissory (subordinated) and installment notes                                             60,983                65,846
     Members' equity:
      Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 451,680 and 411,180 shares issued and fully paid;
       58,380 and 98,880 shares issued (net of subscriptions receivable of
       $1,251,000 and $1,922,000)                                                                49,755                49,084
      Redeemable Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized; 1,731,490 and 1,731,482 shares
       issued and fully paid                                                                    174,448               174,448
     Loss allocation (Note 5)                                                                   (92,074)              (92,460)
     Deferred patronage                                                                         (26,727)              (27,288)
     Retained deficit                                                                           (31,535)              (17,134)
     Accumulated other comprehensive loss                                                          (929)                 (972)
                                                                                            -----------           -----------
            Total members' equity                                                                72,938                85,678
                                                                                            -----------           -----------
                 Total members' capitalization                                                  133,921               151,524
                                                                                            -----------           -----------
                       Total liabilities and members' capitalization                        $ 1,063,756           $ 1,236,014
                                                                                            ===========           ===========


            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                           For the thirteen weeks ended          For the thirty-nine weeks ended
                                        ---------------------------------       ---------------------------------
                                         September 29,      September 30,       September 29,       September 30,
                                            2001                 2000               2001                2000
                                        -------------       -------------       -------------       -------------
                                                                     (000's omitted)
Revenues                                 $   621,977         $   944,269         $ 2,024,092         $ 3,109,136

Costs and expenses:

    Cost of revenues                         549,401             872,388           1,823,466           2,897,681
    Logistics and manufacturing
         expenses                             22,832              21,986              68,630              68,520
    Selling, general and
         administrative expenses              34,534              27,532              92,525              86,079
    Restructuring expenses (Note 7)            3,261                  --               8,211                  --
    Interest paid to Members                   1,939               2,776               5,871               8,407
    Other interest expense                    13,652              14,981              41,979              42,906
    Gain on sale of properties                  (135)               (233)               (188)             (1,300)
    Other income, net                         (1,162)             (4,824)             (3,004)             (5,891)
                                         -----------         -----------         -----------         -----------

                                             624,322             934,606           2,037,490           3,096,402
                                         -----------         -----------         -----------         -----------

Net margin/(loss) before income
    taxes                                     (2,345)              9,663             (13,398)             12,734

Income tax expense                               132                 216                 442                 288
                                         -----------         -----------         -----------         -----------

Net margin/(loss)                        $    (2,477)        $     9,447         $   (13,840)        $    12,446
                                         ===========         ===========         ===========         ===========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                         For the thirty-nine weeks ended
                                                                         -------------------------------
                                                                         September 29,     September 30,
                                                                             2001              2000
                                                                                 (000's omitted)

Operating activities:
    Net margin/(loss)                                                     $ (13,840)        $  12,446
    Adjustments to reconcile net loss to cash and
       cash equivalents used for operating activities:
       Depreciation and amortization                                         31,548            32,915
       Provision for allowance for doubtful accounts                          5,744             7,372
       Net change in working capital components                             105,407           (46,463)
                                                                          ---------         ---------
    Net cash and cash equivalents provided by operating activities          128,859             6,270
                                                                          ---------         ---------
Investing activities:
    Additions to properties owned                                            (8,843)          (10,053)
    Proceeds from sale of properties owned                                      123             8,165
    Changes in restricted cash                                               (6,765)                -
    Changes in other assets                                                   1,359              (733)
                                                                          ---------         ---------
    Net cash and cash equivalents used for investing activities             (14,126)           (2,621)
                                                                          ---------         ---------
Financing activities:
    Payment of patronage dividend                                            (9,484)                -
    Proceeds from long-term borrowings                                            -             1,068
    Payment of notes, long-term debt and lease obligations                   (7,686)          (14,885)
    Decrease in outstanding checks                                          (88,810)          (39,894)
    Proceeds from short-term borrowings, net of repayments                   12,896            51,110
    Purchase of common stock                                                      -            (1,505)
    Proceeds from Class A common stock subscription receivable                  671               387
                                                                          ---------         ---------
    Net cash and cash equivalents used for financing activities             (92,413)           (3,719)
                                                                          ---------         ---------
Net increase/(decrease) in cash and cash equivalents                         22,320               (70)
Cash and cash equivalents at beginning of period                             18,316             1,815
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $  40,636         $   1,745
                                                                          =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at September 29, 2001, the condensed consolidated statement of operations for the thirteen and thirty-nine weeks ended September 29, 2001 and September 30, 2000, and the condensed consolidated statement of cash flows for the thirty-nine weeks ended September 29, 2001 and September 30, 2000 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2000 included in TruServ's 2000 Annual Report on Form 10-K.

NOTE 2 - DEBT COVENANT VIOLATION

Under the senior note agreements and the revolving credit facility, TruServ is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2000, TruServ was in compliance with the covenant requirements.

However, as of February 24, 2001, TruServ failed to comply with a covenant under the revolving credit facility and the senior note agreements, which requires TruServ to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the revolving credit facility would become callable as immediately payable.

On March 30, 2001, the participants in the revolving credit facility issued to TruServ "reservation of rights" letters under which the participants effectively stated their intention to not call as immediately payable TruServ's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001, July 3, 2001 and August 30, 2001 which extended the reservation of rights until July 30, 2001, September 30, 2001 and February 28, 2002, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

The reservation of rights letters provided by the participants in the revolving credit facility permanently reduced the credit limit under this facility on May 11, 2001 from $275,000,000 to $250,000,000 and on September 4, 2001 from
$250,000,000 to $200,000,000. Additionally, the interest rate on the amounts outstanding under the revolving credit facility was increased by approximately 2%; this increased interest rate also applies to the outstanding senior notes. As a result of this increased interest rate, TruServ will incur additional interest expense in fiscal year 2001. If this increased interest rate continues through December 31, 2001, the additional interest expense would aggregate approximately $6.5 million.

On September 28, 2001, TruServ signed a $350,000,000 fully underwritten revolving credit facility commitment from Bank of America for borrowings against TruServ's accounts receivable and inventory. However, TruServ is still in discussions with the current lenders to amend the existing agreements and with other potential lenders regarding refinancing the existing agreements and could replace the existing agreements with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. However, no assurances can be given as to the outcome. TruServ's failure to successfully amend or refinance its current borrowing arrangements could cause the current lending group to call as immediately payable TruServ's currently outstanding debt obligations. TruServ's resulting inability to satisfy its debt obligations would force TruServ to pursue other alternatives to improve liquidity, possibly including, among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, TruServ has engaged an investment banking firm to assist it in exploring the sale of the paint manufacturing business. No assurances can be given that TruServ would be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on TruServ.

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and September 29, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

NOTE 3 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform with the current year's presentation. These reclassifications had no effect on net margin/(loss) for any period or on total members' equity at the balance sheet dates.

NOTE 4 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. Patronage dividends in the amount of $34,705,000 were paid on March 31, 2001 relating to the fiscal year ended December 31, 2000, approximately thirty percent of which were paid in cash (TruServ's by-laws and the IRS require that the payment of at least twenty percent of patronage dividends be in cash). The remainder was paid primarily through the issuance of TruServ's Redeemable Class B common stock and, in certain cases, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of the company. The Redeemable Class B common stock issued as part of the December 31, 2000 patronage dividend has been designated as qualified notices of allocation. Over ninety-five percent of the Redeemable Class B common stock issued with the fiscal year 2000 patronage dividend was applied to the loss allocation account. There is no estimated patronage dividend for the period ended September 29, 2001 and the estimated patronage dividend for the corresponding period in 2000 was $12,799,000.

NOTE 5 - LOSS ALLOCATION TO MEMBERS

During the third quarter of fiscal year 2000, TruServ management developed and the Board of Directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. TruServ has allocated the 1999 loss by establishing a loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to retained deficit. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that are not allocable to members. The loss allocation account is not a receivable from members and does not represent an amount currently due from members. Rather, the loss allocation account will be satisfied, on a member by member basis, by withholding the portion of future patronage dividends that would have been paid in qualified Redeemable Class B common stock, at par value, and applying such amount as a reduction in the loss allocation account until fully satisfied. The current levels of members' stock investments in TruServ will not be affected. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

NOTE 6 - INVENTORIES

Inventories consisted of:


                                               September 29,   December 31,
                                                   2001            2000
                                               -------------   ------------
                                                    (000's omitted)

Manufacturing inventories:
       Raw materials                             $  2,765        $  2,242
       Work-in-process and finished goods          26,622          30,705
                                                 --------        --------
                                                   29,387          32,947
Merchandise inventories                           341,320         410,716
                                                 --------        --------
       Total                                     $370,707        $443,663
                                                 ========        ========


Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at September 29, 2001 and December 31, 2000 was $24,639,000 and $29,144,000, respectively.

NOTE 7 - RESTRUCTURING CHARGE

During fiscal 2001, TruServ continued the workforce reductions initiated in fiscal year 2000 related to regional distribution center closures and workforce reductions at the company's corporate headquarters. In the third quarter of fiscal 2001, TruServ announced that it was closing the Brookings, South Dakota distribution center. This announcement in the third quarter will result in the severance of 160 additional employees, all of whom were notified as to the terms and conditions of their severance and the benefits they would receive. In the second quarter, a corporate headquarters workforce reduction resulted in the severance of 150 additional employees, all of whom were notified as to the terms and conditions of their severance and the benefits they would receive. Additional shutdown costs necessary to exit the distribution centers were also identified. The above-described actions taken by TruServ have been reflected in the schedule below and are included in restructuring expenses in TruServ's condensed consolidated statement of operations. TruServ expects annual savings of approximately $14.9 million from the above-described restructuring activities.


                                                                                   Total
                                              Facility           Asset          Restructuring
                            Severance        Exit Costs        Impairment          Reserve
                           -----------       -----------       ----------       -------------
Restructuring reserve
at December 31, 2000       $   861,000       $ 1,051,000       $        --      $ 1,912,000

Q1 2001:

Restructuring charge           560,000                --                --          560,000
Use of reserves                (83,000)          (89,000)               --         (172,000)

Q2 2001:

Restructuring charge         3,527,000           863,000                --        4,390,000
Use of reserves             (1,090,000)         (856,000)               --       (1,946,000)

Q3 2001:

Restructuring charge         1,502,000         1,405,000           354,000        3,261,000
Use of reserves             (1,501,000)         (921,000)               --       (2,422,000)
                           -----------       -----------       -----------      -----------
Restructuring reserve
at September 29, 2001      $ 3,776,000       $ 1,453,000       $   354,000      $ 5,583,000
                           ===========       ===========       ===========      ===========

NOTE 8 - SEGMENT INFORMATION

TruServ is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. TruServ identifies segments based on management responsibility and the nature of the business activities of each component of the company. TruServ measures segment earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                       THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
                                                                   (000'S OMITTED)


                                                                                ELIMINATION
                                                                              OF INTERSEGMENT   CONSOLIDATED
                                           HARDWARE      PAINT       OTHER         ITEMS           TOTALS
                                          ---------    ---------   ---------  ---------------   ------------
Net sales to external customers           $ 558,539    $  37,189   $  26,249   $    --            $ 621,977
Intersegment sales                             --            351        --           (351)             --
Interest expense                             14,702          753         136         --              15,591
Depreciation and amortization                 9,658          394         150         --              10,202
Segment net margin/(loss)                    (5,682)       3,235         (30)        --              (2,477)
Expenditures for long-lived assets            1,491          179         184         --               1,854




                                                        THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
                                                                    (000'S OMITTED)


                                                                                ELIMINATION
                                                                              OF INTERSEGMENT   CONSOLIDATED
                                           HARDWARE      PAINT       OTHER         ITEMS           TOTALS
                                          ---------    ---------   ---------  ---------------   ------------
Net sales to external customers           $877,622      $ 39,369   $ 27,278    $   --           $ 944,269
Intersegment sales                            --             352       --          (352)             --
Interest expense                            16,647           893        217        --              17,757
Depreciation and amortization                9,641           425        194                        10,260
Segment net margin                           5,676         3,634        137        --               9,447
Expenditures for long-lived assets           3,050           107        257                         3,414





                                                       THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
                                                                     (000'S OMITTED)


                                                                                ELIMINATION
                                                                              OF INTERSEGMENT   CONSOLIDATED
                                           HARDWARE      PAINT       OTHER         ITEMS           TOTALS
                                          ---------    ---------   ---------  ---------------   ------------

Net sales to external customers           $ 1,840,515   $ 106,249  $    77,328 $      --        $ 2,024,092
Intersegment sales                               --         1,536         --        (1,536)            --
Interest expense                               44,307       3,096          447        --             47,850
Depreciation and amortization                  29,771       1,272          505        --             31,548
Segment net margin/(loss)                     (22,478)      8,427          211        --            (13,840)
Identifiable segment assets                   989,439      47,805       26,512        --          1,063,756
Expenditures for long-lived assets              8,044         451          348        --              8,843




                                                      THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
                                                                   (000'S OMITTED)


                                                                                ELIMINATION
                                                                              OF INTERSEGMENT   CONSOLIDATED
                                           HARDWARE      PAINT       OTHER         ITEMS           TOTALS
                                          ---------    ---------   ---------  ---------------   ------------
Net sales to external customers           $ 2,914,534   $ 113,030  $    81,572  $      --        $ 3,109,136
Intersegment sales                               --         1,699           --       (1,699)            --
Interest expense                               46,576       4,106          631         --             51,313
Depreciation and amortization                  31,020       1,310          585                        32,915
Segment net margin                              2,386       9,704          356         --             12,446
Identifiable segment assets                 1,217,420      61,159       29,100                     1,307,679
Expenditures for long-lived assets              9,044         553          456                        10,053

NOTE 9 - ASSET SALE

Effective December 29, 2000, TruServ sold the assets, primarily inventory, of the lumber and building materials business to Builder Marts of America, Inc. The lumber and building materials business generated approximately $1.1 billion of TruServ's revenue in fiscal year 2000; however, the sale of the business will not materially impact net margin.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2000, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These new standards require that all derivative instruments be recognized as either assets or liabilities in the balance sheet and measured at their fair value. The new standards also require that changes in the fair value of derivatives be recorded in each period in current earnings or comprehensive income, depending on the intended use of the derivatives. The adoption of these new standards had no impact on TruServ's results of operations, its financial position or its cash flows.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the use of the purchase method of accounting and prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. SFAS No. 141 also requires recognition of acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. TruServ will apply the provisions of SFAS No. 141 in accounting for all future business combinations.

In June 2001, the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires, among other things, that goodwill and other indefinite-lived intangible assets no longer be amortized and that such assets be tested for impairment at least annually. SFAS No. 142 is effective January 1, 2002 for TruServ, and TruServ is currently evaluating the impact this standard will have on its financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for TruServ and TruServ is currently evaluating the impact this standard will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS No. 144 is effective January 1, 2002 for TruServ and TruServ is currently evaluating the impact this standard will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS:

Revenues for the thirteen weeks ended September 29, 2001 totaled $621,977,000. This represented a decrease of $322,292,000, or 34.1%, compared to the same period last year. The key contributor to the decreased revenue is the sale of the lumber and building materials business to Builder Marts of America, Inc. in December 2000, which accounts for $259,541,000 of the negative variance in comparison to the prior year. Revenues were also negatively impacted due to the decrease in the number of participating members, which accounts for approximately $47,204,000 of the variance to the prior year. The remaining revenue reduction occurred in same store direct shipment sales, which generates a lower gross margin for TruServ.

Although revenue declined, gross margins for the thirteen weeks ended September 29, 2001 increased by $695,000, or 1.0%, over the prior year. Gross margin as a percent of revenue increased to 11.7% from 7.6% for the comparable period last year. The increase in the gross margin percentage resulted from a change in sales mix, as the higher margin handled sales are 61% of revenue in 2001 compared to 43% in 2000. The change in sales mix is due to the reduction in direct shipment sales, which includes the sale of the lumber and building materials business and a shift away from direct hardware shipment sales, which have lower margin percentages.

Logistics and manufacturing expenses increased $846,000, or 3.8%, as compared to the same period last year. Direct regional distribution center expenses decreased by $4,044,000 compared to the same period last year, but were more than offset by a reduction in estimated capitalizable indirect inventory-related costs, as inventory levels have decreased $46,974,000 for the thirteen weeks ended September 29, 2001 and decreased $22,825,000 for the corresponding period in 2000.

Selling, general and administrative (S,G&A) expenses increased $7,002,000, or 25.4%, as compared to the same period last year. TruServ's expenses were higher due to benefit costs, which relate to both a one time pension annuitization gain of $5,000,000 recorded last year and net additional cost related to benefit programs of $3,257,000 this year. TruServ has also experienced unusual legal and refinancing costs of $2,680,000. These charges were partially offset by TruServ's workforce reductions at the company's corporate headquarters, which generated savings of $2,685,000.

Restructuring expenses of $3,261,000 in the third quarter of 2001 relate to the announced closing of the Brookings, South Dakota distribution center.

Interest paid to members decreased by $837,000, or 30.2%, as compared to the same period last year, primarily due to a lower average principal balance of debt outstanding. Other interest expense decreased $1,329,000, or 8.9%, as compared to the same period last year. The interest expense savings from the lower average principal balance of senior debt outstanding as compared to the same period last year was partially offset by the interest rate increase of approximately 2% imposed as a result of the debt covenant violation under the revolving credit facility and the senior note agreements. The incremental increase in interest expense for the thirteen weeks ended September 29, 2001 aggregate approximately $2,011,000 as a result of this rate increase.

The quarter resulted in a net loss of $2,477,000, down from net margin of $9,447,000 from the same period a year ago. Net margin was impacted by a one-time pension annuitization gain recognized in the third quarter of last year. In addition, TruServ incurred restructuring charges, increased benefit costs and unusual legal and refinancing costs in the third quarter of this year. These charges were partially offset by TruServ's workforce reductions at the company's corporate headquarters.

THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS:

Revenues for the thirty-nine weeks ended September 29, 2001 totaled $2,024,092,000. This represented a decrease of $1,085,044,000, or 34.9%, compared to the same period last year. The key contributor to the decrease in revenue is the sale of the lumber and building materials business to Builder Marts of America, Inc. in December 2000, which accounts for $846,472,000 of the negative variance in comparison to the prior year. Revenues were also negatively impacted due to the decrease in the number of participating members, which accounts for approximately $134,223,000 of the variance to prior year. The remaining revenue reduction occurred in same store sales, with 86% of this reduction in direct sales, which generates a lower gross margin for TruServ.

Gross margins decreased by $10,829,000, or 5.1%, as compared to the same period last year, but the gross margin as a percent of revenue increased to 9.9% from 6.8% for the comparable period last year. The increase in the gross margin percentage resulted from a change in sales mix, as the higher margin handled sales are 56% of revenue in 2001 compared to 40% in 2000. The change in sales mix on a year-to-date basis is predominately driven by the sale of the lumber and building materials business.

Logistics and manufacturing expenses increased $110,000, or .2%, as compared to the same period last year. Direct regional distribution center expenses decreased by $10,589,000 compared to the same period last year, but were more than offset by a reduction in estimated capitalizable indirect inventory-related costs, as inventory levels have decreased $72,956,000 for the thirty-nine weeks ended September 29, 2001 and increased $4,694,000 for the corresponding period in 2000.

Selling, general and administrative (S,G&A) expenses increased $6,446,000, or 7.5%, as compared to the same period last year. The company reduced headcount in corporate staff and operational expenses as a result of the sale of the lumber and building materials business in December 2000 and reduced corporate staff and operational expenses as a result of the restructuring initiative in 2001. However, the expenses that were eliminated did not fully offset the higher benefit costs and the unusual legal and refinancing costs. The higher benefit costs relate to both a one time pension annuitization gain recorded last year and net additional cost related to benefit programs recorded in 2001.

Restructuring expenses of $8,211,000 for 2001 relate to regional distribution center closings and workforce reductions at TruServ's corporate headquarters.

Interest paid to members decreased by $2,536,000, or 30.2%, as compared to the same period last year, primarily due to a lower average principal balance of debt outstanding. Other interest expense decreased $927,000, or 2.2%, as compared to same period last year. The interest expense savings from the lower average principle balance of senior debt outstanding, as compared to the same period last year, was partially offset by the interest rate increase of approximately 2% imposed as a result of the debt covenant violation under the revolving credit facility and the senior note agreements.

The net loss for the first nine months was $13,840,000, down from net margin of $12,446,000 from the same period a year ago. Net margin was impacted by a one-time pension annuitization gain in the first nine months of last year, restructuring charges, increased benefit costs and unusual legal and refinancing costs incurred in the first nine months of this year. These charges were partially offset by TruServ's workforce reductions at the company's corporate headquarters.

LIQUIDITY AND CAPITAL RESOURCES:

Cash provided by operating activities for the thirty-nine weeks ended September 29, 2001 was $128,859,000, compared to cash provided of $6,270,000 for the thirty-nine weeks ended September 30, 2000. Inventories decreased by $72,956,000 from December 31, 2000 as a result of TruServ's initiative to improve inventory turns by reducing excess and slow moving inventory. Accounts payable decreased by $74,579,000 since December 31, 2000, as a result of lower inventory levels. Additionally, both the reduced direct shipments and the sale of the lumber and building material business in

December 2000, that were billed through TruServ, have also reduced the accounts payable balance along with reducing the accounts receivable balance by $102,358,000 since December 31, 2000. TruServ used the cash generated from operating activities in the first thirty-nine weeks of fiscal 2001 in its financing activities.

Investing activities used cash of $7,361,000 for the thirty-nine weeks ended September 29, 2001, compared to cash used of $2,621,000 for the same period last year. TruServ sold its distribution center located in Westfield, Massachusetts in the second quarter of fiscal 2000, which generated proceeds of $6,250,000. Additions to properties owned used of cash of $8,843,000, which is down $1,210,000 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters.

In the thirteen weeks ended September 29, 2001 TruServ had a net increase in cash and cash equivalents of $29,085,000.

At September 29, 2001, TruServ's working capital deficit was ($176,592,000), as compared to a deficit of ($188,739,000) at December 31, 2000. The current ratio was 0.806 at September 29, 2001, as compared to 0.822 at December 31, 2000.

At July 1, 1997, TruServ established a $300,000,000 five-year revolving credit facility with a group of banks. This agreement was amended and restated in April 2000 after a default was triggered as a result of the loss in 1999. The amendment includes increased interest rates, new financial ratios and covenants, and the collateralization of TruServ's assets. TruServ had borrowed under the agreement $140,000,000 and $127,000,000 at September 29, 2001 and December 31, 2000, respectively. However, the net borrowing after excess cash at September 29, 2001 was $119,000,000. TruServ also pays a commitment fees of .05% per annum on the unused portion of the commitments.

Under the senior note agreements and the revolving credit facility, TruServ is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2000, TruServ was in compliance with the covenant requirements.

However, as of February 24, 2001, TruServ failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires TruServ to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the revolving credit facility would become callable as immediately payable.

On March 30, 2001, the participants in the revolving credit facility issued to TruServ "reservation of rights" letters under which the participants effectively stated their intention to not call as immediately payable TruServ's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001, July 3, 2001 and August 30, 2001, which extended the reservation of rights until July 30, 2001, September 30, 2001 and February 28, 2002, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

The reservation of rights letters provided by the participants in the revolving credit facility permanently reduced the credit limit under this facility on May 11, 2001 from $275,000,000 to $250,000,000 and on September 4, 2001 from
$250,000,000 to $200,000,000. Additionally, the interest rate on the amounts outstanding under the revolving credit facility was increased by approximately 2%; this increased interest rate also applies to the outstanding senior notes. As a result of this increased interest rate, TruServ will incur additional interest expense in fiscal year 2001. If this increased interest rate continues through December 31, 2001, the additional interest expense would aggregate approximately $6.5 million.

On September 28, 2001, TruServ signed a $350,000,000 fully underwritten revolving credit facility commitment from Bank of America for borrowings against TruServ's accounts receivable and inventory. However, TruServ is still in discussions with the current lenders to amend the existing agreements and with other potential lenders regarding refinancing the existing agreements and could replace the existing agreements with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. However, no assurances can be given as to the outcome. TruServ's failure to successfully amend or refinance its current borrowing arrangements could cause the current lending group to call as immediately payable TruServ's currently outstanding debt obligations. TruServ's resulting inability to satisfy its debt obligations would force TruServ to pursue other alternatives to improve liquidity, possibly including among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, TruServ has engaged an investment banking firm to assist us in exploring the sale of the paint manufacturing business. No assurances can be given that TruServ would be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on TruServ.

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and September 29, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt, which totals approximately $148,000,000 at September 29, 2001. A 50 basis point movement in the interest rates would result in an approximate $740,000 annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Between June, 2000 and March, 2001 actions were filed against TruServ by former members of TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). The plaintiffs in the action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of Servistar Coast to Coast ("SCC") and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaint states that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not specified. Discovery has recently commenced in this action and it is too early to determine the extent of the damages being claimed. In March of 2001, a similar action was brought on behalf of former SCC members in the same court, by the same law firm. The complaint alleges substantially similar cases as those made by the former TruServ members. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined.

In August, 2000, an action was brought in Delaware Chancery Court (New Castle County) by an alleged former TruServ member against certain present and former directors of TruServ and against TruServ. The plaintiff in the lawsuit seeks to proceed on a class-action basis on behalf of all those affected by the moratorium and the creation of the loss allocation accounts. The complaint alleges that the named directors breached their fiduciary duties in connection with the accounting adjustments taken by the company in the fourth quarter of 1999 and that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring a moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit is in an early stage and the extent of the damages being claimed has not yet been determined.

In October, 1999, Paul Pentz, the former president of TruServ, filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against TruServ alleging he is due bonus and retirement compensation payments in addition to amounts already paid to him. TruServ has filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of TruServ. Mr. Pentz's motion to dismiss the counterclaim was denied.

TruServ intends to vigorously defend all of these cases and, accordingly, has recorded no related reserves at December 31, 2000 or at September 29, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March, 2000, the board of directors of TruServ declared a moratorium on redemption of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of the company. The board also considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the impact of the 1999 loss were allocated to them. Members who did not request redemption would be saddled with the losses of those members who requested redemption. Moreover, the board considered TruServ's debt agreements, and in particular, the financial covenants thereunder, which prohibit redemptions when the company, among other things, does not attain certain profit margin.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Under the senior note agreements and the revolving credit facility, TruServ is required to meet certain restrictive financial ratios and covenants relating to minimum EBITDA, minimum fixed charge coverage, minimum borrowing base to debt ratio, maximum capital expenditures and maximum asset sales, as well as other customary covenants, representations and warranties, funding conditions and events of default. As of February 24, 2001, TruServ failed to comply with a covenant under the revolving credit facility and the senior note agreements which requires the company to achieve a minimum monthly borrowing base ratio. As a result, either the senior note holders or the participants in the revolving credit facility could declare this failure to comply with the covenant as an "event of default," in which case the senior notes and the amounts outstanding under the revolving credit facility would become callable as immediately payable.

On March 30, 2001, the participants in the revolving credit facility issued to TruServ "reservation of rights" letters under which the participants effectively stated their intention to not call as immediately payable TruServ's outstanding debt obligations until May 1, 2001, although they were not precluded from doing so. All other rights of the participants were preserved. Additional letters were issued on April 30, 2001, July 3, 2001 and August 30, 2001, which extended the reservation of rights until July 30, 2001, September 30, 2001 and February 28, 2002, respectively. The senior note holders also issued letters reserving their right to accelerate the maturity of the notes although agreeing not to do so at this time.

The reservation of rights letters provided by the participants in the revolving credit facility permanently reduced the credit limit under this facility on May 11, 2001 from $275,000,000 to $250,000,000 and on September 4, 2001 from
$250,000,000 to $200,000,000. Additionally, the interest rate on the amounts outstanding under the revolving credit facility was increased by approximately 2%; this increased interest rate also applies to the outstanding senior notes. As a result of this increased interest rate, TruServ will incur additional interest expense in fiscal year 2001. If this increased interest rate continues through December 31, 2001, the additional interest expense would aggregate approximately $6.5 million.

On September 28, 2001, TruServ signed a $350,000,000 fully underwritten revolving credit facility commitment from Bank of America for borrowings against TruServ's accounts receivable and inventory. However, TruServ is still in discussions with the current lenders to amend the existing agreements and with other potential lenders regarding refinancing the existing agreements and could replace the existing agreements with an asset-based lending agreement with a new lending group in the fourth quarter of 2001. However, no assurances can be given as to the outcome. TruServ's failure to successfully amend or refinance its current borrowing arrangements could cause the current lending group to call as immediately payable TruServ's currently outstanding debt obligations. TruServ's resulting inability to satisfy its debt obligations would force TruServ to pursue other alternatives to improve liquidity, possibly including among other things, restructuring actions, sales of assets and seeking additional sources of funds or liquidity. In particular, TruServ has engaged an investment banking firm to assist it in exploring the sale of the paint manufacturing business. No assurances can be given that TruServ would be successful in pursuing such possible alternatives or, even if successful, that such undertakings would not have a material adverse impact on the company.

Accordingly, the balances outstanding under the senior note agreements and the revolving credit facility have been classified as current liabilities as of December 31, 2000 and September 29, 2001. However, the financial statements do not include any other adjustments that might result from the outcome of this uncertainty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b) Current Reports on Form 8-K, filed July 6, 2001, July 20, 2001, August 13, 2001, August 21, 2001, September 5, 2001, and
                  September 28, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRUSERV CORPORATION

Date: November 13, 2001                     By /s/PAMELA FORBES LIEBERMAN
                                               ---------------------------------
                                            Pamela Forbes Lieberman
                                            Chief Operating Officer,
                                            Chief Financial Officer and
                                            Senior Vice President