Form 10-K
period 2001-12-31
TRUSERV CORP
filed 2002-04-15
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.       YES X.  NO__.

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

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT.

     There is no public market for Registrant's Class A and Class B common stock. The Registrant's Class A common stock is offered by the Registrant in units of 60 shares each, exclusively to retailers of hardware and related merchandise, in connection with their becoming members of the Registrant. The Class B common stock is issued as part of the patronage dividend to members of the Registrant. The terms of the Class A and Class B common stock limit its transferability. The Class B common has no voting rights.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                              Outstanding at
                       Class                                 February 23, 2002
                       -----                                 -----------------
Class A common stock, $100 Par Value................               456,600
Class B common stock, $100 Par Value................             1,731,490

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
PART I
Item 1.   Business....................................................     1
Item 2.   Properties..................................................    10
Item 3.   Legal Proceedings...........................................    11

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    12
Item 6.   Selected Financial Data.....................................    13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................    14
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    23
Item 8.   Financial Statements and Supplementary Data.................    23
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    23

PART III
Item 10.  Directors and Executive Officers of the Registrant..........    24
Item 11.  Executive Compensation......................................    27
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    31
Item 13.  Certain Relationships and Related Transactions..............    31

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    31

                                     PART I

     THIS ANNUAL REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. THE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT WE FORECAST DUE TO A VARIETY OF FACTORS, INCLUDING WITHOUT LIMITATION, OUR ASSUMPTIONS ABOUT FINANCING REQUIREMENTS AND TERMS, INTEREST RATE FUNCTIONS, CAPITAL REQUIREMENTS OF TRUSERV AND TRENDS IN OUR INDUSTRY.

ITEM 1. BUSINESS.

THE COMPANY

     TruServ Corporation was organized as Cotter & Company, a Delaware corporation, in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. On July 1, 1997, Cotter & Company merged with ServiStar Coast to Coast Corporation ("SCC"). SCC was a hardware wholesaler organized in 1935 with a strong presence in retail lumber and building materials. Following the merger, Cotter & Company was renamed TruServ Corporation. TruServ's main executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois, 60631-3505. Its main telephone number is (773) 695-5000.

     The merger united two similar organizations under the name of TruServ Corporation, creating one of the largest hardware/home center cooperatives in the United States. The goals were to: (i) lower pricing for the members by increasing buying power, (ii) increase potential for rebates by combining vendor purchases, and (iii) better leverage operating expenses by consolidating distribution centers and reducing duplicate corporate overhead costs.

     In fiscal year 2000, TruServ sold its lumber and building materials business, consisting primarily of intangibles and inventory, to Builder Marts of America, Inc. ("BMA"). TruServ concluded that BMA would be able to provide lumber and building materials to TruServ members at lower cost. The lumber and building materials business had been a low-margin business for TruServ. In connection with the sale of the lumber and building materials business to BMA, TruServ entered into non-compete, cooperation, trademark license and lease agreements with BMA. The terms of these agreements range from two to ten years.

     In fiscal year 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate in Winnipeg, Manitoba to the Canadian cooperative entity, controlled by the current management group of the cooperative. The price enabled TruServ to recover its capital investment in the Canadian cooperative as well as the appraised value of the real estate and to retire all indebtedness relating to Canadian activities. In connection with the transaction, TruServ revised and extended a license agreement with the Canadian cooperative to enable it and its members to continue to do business under the principal TruServ trademarks. In addition, TruServ continues to provide TruTest paints and supplies to the Canadian cooperative.

GENERAL DESCRIPTION OF THE BUSINESS

     TruServ, organized as a cooperative, is one of the largest member-owned wholesalers of hardware and related merchandise in the United States, serving approximately 7,200 retail outlets for its members as of December 31, 2001. TruServ also manufactures and sells paint and paint applicators.

     TruServ sells its products to hardware retailers who have entered into retail member agreements with it. TruServ serves its members by functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its members. These benefits are passed along to its members in the form of lower prices and/or patronage dividends.

     Generally, members are entitled to use one of certain TruServ trademarks and trade names, including the federally registered True Value(R), Grand Rental Station(R), Taylor Rental(R), Home & Garden Showplace(R) and

Induserve Supply(R) trademarks, service marks and collective membership marks. See "Trademarks, Service Marks and Collective Membership Marks" below. Members have access to certain TruServ private label products and are entitled to receive annual patronage dividends based upon their purchases from TruServ. In accordance with TruServ's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions as may be authorized by the board of directors. See "Distribution of Patronage Dividends" below.

     As of December 31, 2001, TruServ serves approximately 7,200 retail outlets for its members throughout the United States. Primary concentrations of members exist in New York (approximately 8%), Pennsylvania (approximately 7%), California and Texas (approximately 5% each) and Illinois and Michigan (approximately 4% each).

SALES AND SUPPLIERS

     TruServ provides each of its members with an illustrated price catalog showing the products available from TruServ, which the members can access through the internet site for members. Upon request, a member will also receive a printed version of the catalog. These products, comprised of more than 55,000 stockkeeping units ("SKUs") maintained at TruServ's regional distribution centers, are divided into seven classes of merchandise which represent the products sold within TruServ's three operating segments. Those seven categories are set forth in the table below, along with the corresponding dollars of total revenues for each category during the last three fiscal years:

                                                  FOR THE FISCAL YEARS ENDED
                                                          DECEMBER 31
                                                  ---------------------------
                                                   2001      2000      1999
                                                  -------   -------   -------
                                                         (IN MILLIONS)
Hardware goods..................................  $  551    $  627    $  688
Farm and garden.................................     514       579       632
Electrical and plumbing.........................     441       497       542
Painting and cleaning...........................     379       400       427
Appliances and housewares.......................     286       323       364
Sporting goods and toys.........................     149       180       193
Lumber and building materials*..................      79     1,139     1,414
Other...........................................     220       249       242
                                                  ------    ------    ------
                                                  $2,619    $3,994    $4,502
                                                  ======    ======    ======

---------------
* This business was sold on December 29, 2000.

     TruServ's sales to its members are divided into three delivery or logistics categories, as follows:

     - warehouse shipment sales (approximately 63% of total sales);

     - direct shipment sales (approximately 33% of total sales); and

     - relay sales (approximately 4% of total sales).

     Warehouse shipment sales are sales of products that are purchased, warehoused and resold by TruServ in response to orders from the members. Direct shipment sales are sales of products that are purchased through TruServ by the members but delivered directly to members from manufacturers. Relay sales are sales of products that are purchased through TruServ in response to the requests of several members for a product which is:

     - to be included in future promotions,

     - seasonal in nature,

     - not normally held in inventory, and

     - not conducive to direct shipment.

     Generally, TruServ will give notice to all members of its intention to purchase products for relay shipment and will then purchase only as many items as the members order. When the product shipment arrives at TruServ, it is not warehoused; rather, TruServ breaks up the shipment and "relays" the appropriate quantities to the members who placed orders.

     TruServ has numerous individual agreements with or commitments from its suppliers, most of which are terminable by the suppliers or TruServ without cause. These termination provisions, either individually or in the aggregate, have not had any material adverse effect on TruServ's ability to conduct its business. The goods and services purchased by TruServ from these suppliers are generally available from a wide variety of sources. TruServ is not dependent upon any one supplier or group of suppliers and in the past has not experienced any significant problems in obtaining necessary goods.

     TruServ also manufactures and sells paint and paint applicators. The principal raw materials used by TruServ in its manufacturing activities are chemicals. All raw materials are purchased from outside sources. In the past, TruServ has been able to obtain adequate sources of raw materials and other items used in production. TruServ does not currently anticipate shortages of materials that would materially impact its manufacturing operations.

OTHER SERVICES

     TruServ annually sponsors two "markets" for its members in order to keep them better informed as to industry trends and the availability of new and seasonal merchandise. In the year 2002, both of these markets are in Dallas, Texas. Members are invited to the markets and generally place substantial orders for delivery during the period between markets. During such markets, new merchandise and seasonal merchandise are displayed to attending members.

BACKLOG

     As of February 23, 2002 and February 24, 2001, respectively, TruServ had a backlog of firm orders (including relay orders) of approximately $56,177,000 and $28,814,000. TruServ's backlog at any given time is made up of two principal components:

     - normal resupply orders; and

     - market orders for future delivery.

     Resupply orders are orders from members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery (which are in the nature of resupply orders) are not intended to be filled for several months. Market orders for future delivery are member orders made at one of TruServ's two markets for new or seasonal merchandise, to be delivered during the subsequent period between markets. Thus, TruServ generally has a relatively high backlog at the end of each market, which decreases in subsequent months until the next market occurs. The increase in backlog orders in 2002 is due to the timing of the market. In 2002, the spring market was held in February but was held in May in 2001.

COMPETITION

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses, including those served by TruServ, face intense competition from chain stores, discount stores, home centers and warehouse operations such as Wal-Mart, Home Depot, Menards, Sears and Lowe's. Increased operating expenses for the retail stores, including increased costs due to longer store hours and higher rental costs of retail space, have cut into operating margins for members and brought pressure on TruServ to achieve lower merchandise costs for its members. In response, TruServ has developed a retail-oriented competitive pricing strategy on high-turnover, price-sensitive items. The trueAdvantage(R) program was introduced in 1995 and upgraded in 1997 to promote higher retail standards in order to build consumer goodwill and create a positive image for all member retail outlets. In 2002, TruServ is introducing a revised program to build upon the strong foundation of the trueAdvantage(R) program by focusing on retail best practices.

     Competitive conditions in the wholesale hardware industry are similarly intense and increasing, particularly as a result of the intense pressure on hardware retailers to obtain low-cost wholesale supply sources for merchandise acquisition. TruServ competes with other member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise selection and quality. TruServ is concentrating on its supply channel strategies and practices for gaining sustainable competitive advantage. In several markets in the United States, TruServ competes directly with other member-owned wholesalers such as Ace Hardware Corporation, Do it Best Corporation and United Hardware Distributing Co.

TRADEMARKS, SERVICE MARKS AND COLLECTIVE MEMBERSHIP MARKS

     TruServ's trademarks, service marks and collective membership marks are of prime importance to TruServ. Many of the marks are highly recognized and utilized in extensive advertising and marketing campaigns, and TruServ vigorously defends its marks. As of December 31, 2001, TruServ's members have approximately 7,200 retail outlets that operate predominately as retail hardware stores, rental facilities, horticulture outlets and commercial and industrial distributors, throughout the United States and in 60 countries, most of which sell merchandise and services under the marks.

     The marks include the True Value(R) collective membership mark, the ServiStar(R) mark, the Coast to Coast(R) mark, the Induserve Supply(R) mark, the Party Central(R) mark, the Grand Rental Station(R) mark, the Taylor Rental(R) mark, the Home & Garden Showplace(R) mark and the Commercial Sales(R) mark. All of the marks are currently used in commerce and TruServ intends to use the marks in commerce in the future. Each of the marks is renewable at TruServ's option and TruServ intends to renew them upon expiration. Members have continued to conduct their businesses under the same retail banners as before the merger of Cotter and SCC; however, beginning in year 2000, many members with the retail banners of Coast to Coast(R) and ServiStar(R) started to conduct their business under the single retail banner of True Value(R).

EMPLOYEES

     As of December 31, 2001, TruServ employed approximately 4,000 persons in the United States on a full-time basis. Due to the widespread geographical distribution of TruServ's operations, employee relations are governed by the practices prevailing in the particular area where the employees are located and are generally implemented locally. Approximately 36% of the TruServ's hourly-wage employees are covered by collective bargaining agreements that are generally effective for periods of three or four years. In general, TruServ considers its relationship with its employees to be good.

FINANCING AGREEMENTS

     On March 26, 2001, TruServ reported that, as of February 24, 2001, it failed to comply with a covenant under the revolving credit facility and senior note agreements that required it to achieve a minimum monthly borrowing base ratio. This constituted an "event of default" under which the senior notes and amounts outstanding under the credit facility would become callable as immediately payable. Accordingly, these amounts were classified as current liabilities as of December 31, 2000.

     On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remains at $200 million. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

     The amendments to the various senior notes maintain the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the proceeds from certain asset sales, amortization of certain notes receivable and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The commitment under the revolving credit facility will be permanently reduced by the amount of the prepayments allocated and paid on the revolving credit facility.

     The amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The term of the revolving credit facility is accelerated to June 30, 2003, if on that date: total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. The senior lenders may accelerate their notes if the company does not have a revolving credit facility in place to fund its seasonal cash flows.

     The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default.

     These amendments eliminate the "event of default" discussed above and, accordingly, the long-term portions of the senior notes are no longer recorded as a component of current debt at December 31, 2001 or 2000.

RETAIL MEMBER AGREEMENT

     The TruServ Retail Member Agreement provides, among other things, that each member:

          (1) will be required to purchase 60 shares of Class A common stock at a purchase price of $100 per share for each store owned by the member, up to a maximum of three hundred shares for five stores or more that are owned by a member;

          (2) will conduct its businesses subject to the terms of the Retail Member Agreement;

          (3) will conduct a retail hardware, home or garden center, rental or industrial/commercial operation at a designated location;

          (4) will comply with TruServ's By-Laws, as may be amended from time to time;

          (5) will accept patronage dividends in a form complying with the requirements of the Internal Revenue Code for deduction from gross income by TruServ;

          (6) may receive different services or charges based upon the amount of merchandise purchased by the member;

          (7) agrees to have its Retail Member Agreement terminated in certain circumstances by unilateral action by TruServ's board of directors;

          (8) agrees to have its Retail Member Agreement automatically modified upon notice from TruServ to the member of any relevant change in the Certificate of Incorporation and/or By-Laws of TruServ, or by resolution of the board of directors;

          (9) agrees to have its Retail Member Agreement governed by Illinois law, enforced or interpreted only in courts located in Cook County, Illinois, or any Illinois county contiguous to Cook County and only interpreted in accordance with the substantive laws of Illinois without giving effect to its conflict of laws principles; and

          (10) may terminate the Retail Member Agreement upon 60 days written notice mailed to any executive officer of TruServ at TruServ's principal office.

CAPITAL STOCK

     In general, members of TruServ own shares of Class A and Class B common stock. Each of the two classes of stock has a par value of $100 per share. The Class A common stock is sold in units of 60 shares. Each TruServ member is required to purchase one unit of Class A common stock for each store owned; however, no TruServ member is permitted to acquire more than five units of Class A common stock. The Class B common stock is issued only to holders of the Class A common stock during the prior year in connection with the patronage dividend distributed to the members, as discussed below. See "Distribution of Patronage Dividends."

     Neither class of TruServ common stock accrues dividends and each has limited transferability, by virtue of TruServ's right of first refusal to repurchase at par value a member's stock before it can be transferred. Historically, TruServ has always exercised this right. TruServ also retains an automatic lien on both classes of stock for any indebtedness due to TruServ by a member. There is no existing market for either class of TruServ common stock.

     Participation in the earnings of a cooperative is based on member patronage purchasing and reflected by the payment of patronage dividends. In general, these patronage dividends are based on a member's purchasing volume and margins applicable to merchandise or services purchased by the member, less any expenses related to such business and less certain cooperative reserves. Patronage dividends are determined on a yearly basis for purchasing activity conducted the prior year, and are allocated no later than the 15th day of the ninth month following the end of the calendar year. TruServ has been paying patronage dividends in a combination of cash and Class B common stock. As TruServ reported a net loss for 2001, there is no patronage dividend payable in 2002 related to 2001 results.

MORATORIUM ON REDEMPTIONS OF CAPITAL STOCK

     In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the impact of the 1999 loss were allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibit redemptions when TruServ, among other things, does not attain certain profit margins.

     At the time the board of directors declared the moratorium on redemptions, TruServ's By-Laws did not impose limitations on the board's discretion to initiate or to continue a moratorium on redemption. The By-

Laws merely provided that upon termination of a member's agreement, TruServ was to redeem the member's shares. Nevertheless, the board of directors concluded that their fiduciary obligations to TruServ and its members would not permit them to effect redemptions under the circumstances described above. After the board of directors declared the moratorium, the board of directors amended the By-Laws to provide that if TruServ's funds available for redemption are insufficient to pay all or part of the redemption price of shares of capital stock presented for redemption, the board of directors may, in its sole discretion, delay the payment of all or part of the redemption price.

     The amended debt agreements preclude the lifting of the stock moratorium until June 2004 except for certain hardship cases, not to exceed $2,000,000 annually. Subsequent to the expiration of the prohibition against stock redemptions under the debt agreements, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

     As of February 19, 2002, the amount of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium is approximately $27,569,000 after the offset of the loss allocation account. The $27,569,000 includes approximately $11,699,000 related to the Class A common stock historically paid out at time of redemption and $34,712,000 related to Class B common stock historically paid out in five equal annual installments, offset by the amount of the loss allocation accounts related to the Class B common stock in an aggregate amount of $18,842,000.

DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from TruServ, calculated on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net earnings calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net earnings for non-member income/(losses) and deferred patronage amortization. The total dividend is allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on the relative gross margin participation of the member for each type of purchase category.

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

     TruServ's By-Laws provide for the payment of annual patronage dividends, after payment of at least 20% of such patronage dividends in cash, in "qualified written notices of allocation" including:

     - Class B common stock based on its par value, to a maximum of 2% of the member's net purchases of merchandise from TruServ for the year (except in unusual circumstances of individual hardship, in which case the board of directors reserves the right to make payments in cash),

     - promissory (subordinated) notes, or

     - other property.

     Promissory (subordinated) notes are for a five year term and bear interest at a rate fixed from time to time by the board of directors. The notes are subordinated to all other debt of TruServ. TruServ may also issue "nonqualified written notices of allocation" to its members as part of its annual patronage dividend. "Non-qualified written notices of allocation" are usually issued in the form of Class B common stock. See "Payment of Patronage Dividends in Accordance with the Internal Revenue Code" below.

     In determining the form of the annual patronage dividend, a member's required investment in Class B common stock of TruServ had historically been limited by the board of directors to a certain amount, the cumulative value of which would not exceed two percent (2%) of the member's net purchases of merchandise and services from TruServ. Commencing in 1996, the board established a minimum Class B common stock ownership requirement, which may be varied from time to time. However, not all members have achieved the minimum target. This minimum is calculated as the aggregate of a member's various types of annual purchases multiplied by a specific percentage, which varies from 1% to 14%, decreasing as total dollar purchases by category increase. The amount of the required investment is determined by majority vote of the board of directors, and may be increased or decreased from time to time. The basis for determining the necessity of an increase or decrease is through an evaluation of the financial needs of TruServ and the needs of its membership.

ALLOCATION OF PATRONAGE DIVIDENDS AGAINST LOSS ACCOUNT

     On August 28, 2000, the board of directors of TruServ decided to allocate a substantial portion of its 1999 operating losses among the TruServ members, on a pro rata basis, in proportion to each member's ownership of Class B common stock as of December 31, 1999. A loss allocation account was established for each member during the third quarter of 2000, reflecting that member's allocated loss for the year ended December 31, 1999. The loss allocation accounts reflect each member's proportionate share of the 1999 loss, reduced by certain non-patronage amounts that are not allocable to members. The loss allocation accounts are not accounts receivable from members and do not represent amounts currently due from members. Rather, the loss allocation accounts are satisfied, on a member by member basis, by withholding the portion of each member's patronage dividend that would have been paid in Class B common stock, at par value, and applying that amount to reduce the loss allocation account until it is reduced to zero. The current levels of members' stock investments in TruServ are not affected. However, in the event a member should cease to be a shareholder of TruServ, any unsatisfied portion of that member's loss allocation account would be satisfied by reducing the amount paid in redemption of the member's stock investment in TruServ. Currently, TruServ has in effect a moratorium on stock redemptions. See "Moratorium on Redemptions of Capital Stock" above.

     TruServ has retained the fiscal 2001 loss as part of the accumulated deficit account. A final determination of whether to retain or distribute the fiscal 2001 loss to members will be made prior to filing the 2001 Federal tax return. Nevertheless, members will be assigned a share in this loss based generally on their patronage in the years to which the loss relates. TruServ has the right to use 100% of future patronage income to offset the accumulated deficit account as well as to set off the accumulated deficit account against other amounts owed to members. In the event a member leaves TruServ, any remaining portion of the member's share of the accumulated deficit account will be offset against amounts due to the member upon redemption.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Code specifically provides for the taxation of cooperatives (such as TruServ) and their patrons (such as TruServ's members) so as to ensure that the business earnings of a cooperative are currently taxable either to the cooperative or to its patrons, but not both.

     The shares of Class B common stock and other written notices distributed by TruServ to its members, which disclose to the recipient the stated amount allocated to the member by TruServ and the portion thereof that is a patronage dividend, are "written notices of allocation" as that phrase is used in the Code. For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that TruServ pay 20% or more of the annual patronage dividend in cash and that the members consent to having the allocations (at their stated dollar amounts) treated as being constructively received by them and includable in their gross income. Any written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code.

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

     TruServ's By-Laws, reflecting the Code provision applicable to cooperatives, usually treat shares of Class B common stock and such other notices as the board of directors may determine, if distributed in payment of patronage dividends, as "qualified written notices of allocation." The By-Laws provide:

          (1) for payment of patronage dividends in a combination of cash, qualified written notices of allocation (including Class B common stock), other property and nonqualified written notices of allocation; and

          (2) that membership in the organization (i.e., the status of being a member of TruServ) constitutes the member's consent to recognize the stated amount of any qualified written notices of allocation or other property distributed to it as includable in the member's gross income as provided in
     Section 1385(a) of the Code.

     Under the Code, any person who becomes or became a member of TruServ, or who remains a member after adoption of the By-Laws, providing that membership in TruServ constitutes consent to be taxed on receipt of qualified written notices of allocation, is deemed to have consented to be taxed on receipt of patronage dividends in cash and in qualified written notices of allocation, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing member and have been, and will continue to be, delivered to each person that became or becomes a member thereafter. Such consent is then effective as to patronage dividends. Such consent may be revoked by the member only by terminating its membership in TruServ in the manner provided in his or its Retail Member Agreement.

     TruServ has historically paid its members approximately 30% of the patronage dividend in cash (excluding nonqualified written notices of allocation). However, TruServ is only obligated to distribute 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash, and it may distribute this lesser percentage in future years. TruServ's amended debt agreements limit the cash portion of the patronage dividend to 20% unless certain annual EBITDA targets are achieved; then the cash portion of the patronage dividend may be paid at a higher percent up to 30%.

     In order to avoid the administrative inconvenience and expense of issuing separate certificates representing shares of Class B common stock to each member, TruServ deposits a certificate, representing all the shares of Class B common stock then being issued, with Harris Trust and Savings Bank, Chicago, Illinois, for safekeeping for and on behalf of its members. TruServ keeps the allocations of Class B common stock in book entry form. TruServ then sends a written notice to each member of these deposits and the allocation thereof to the member.

SET OFF RIGHTS OF TRUSERV

     TruServ's Certificate of Incorporation and By-Laws specifically provide that TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercised these set off rights in 2001, when TruServ notes and interest came due to former members with outstanding merchandise accounts receivable to TruServ and current members with past due merchandise accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $7,483,000 during 2001.

     Members with multiple stores who elect to sell one or more, but not all, of their stores must notify TruServ, in writing, of their intention to transfer the stock for the terminating store(s) to the remaining store(s). This is to avoid TruServ exercising its right to offset the stock for the terminating store against the loss allocation account balance.

ITEM 2. PROPERTIES.

     TruServ's worldwide headquarters is located in Chicago, Illinois. Information with respect to TruServ's owned and leased warehousing and office facilities at December 31, 2001 is set forth below:

                                                       SQUARE FEET OF                          LEASE
                                                       WAREHOUSE AND                        EXPIRATION
                      LOCATION                          OFFICE AREA        INTEREST            DATE
                      --------                         --------------      --------         ----------
   Brookings, South Dakota.......................          518,000           Owned
   Chicago, Illinois.............................          228,100          Leased       December 31, 2010
   Corsicana, Texas..............................          775,000           Owned
   Denver, Colorado..............................          360,000          Leased       June 30, 2004
   East Butler, Pennsylvania.....................          476,200           Owned
   Fogelsville (Allentown), Pennsylvania.........          600,000           Owned
   Ft. Smith, Arkansas...........................          206,500          Leased       November 30, 2002
   Hagerstown, Maryland..........................          840,000          Leased       April 28, 2003
   Harvard, Illinois.............................        1,310,000          Leased       August 23, 2013
   Harvard, Illinois.............................          160,000          Leased       August 23, 2005
   Jonesboro (Atlanta), Georgia..................          670,000           Owned
   Kansas City, Missouri.........................          415,000           Owned
   Kingman, Arizona..............................          375,000           Owned
   Manchester, New Hampshire.....................          730,000           Owned
   Mankato, Minnesota............................          320,000           Owned
   Peachtree City, Georgia.......................           60,500          Leased       November 24, 2005
   Springfield, Oregon...........................          504,000           Owned
   Westlake (Cleveland), Ohio....................          405,000           Owned
   Woodland, California..........................          350,000           Owned

     No location owned by TruServ is subject to individual mortgages. All owned facilities are assigned as collateral under the senior debt obligations. The Hagerstown, Maryland facility is assigned as collateral under a synthetic lease obligation.

     The Westfield, Massachusetts distribution center was closed and sold in 2000.

     In 2001, TruServ closed its Henderson, North Carolina distribution center and the lease agreement expired on November 11, 2001. The Indianapolis, Indiana distribution center was closed and sold in 2001. TruServ's interest in TruServ Canada Cooperative, Inc. was sold in October of 2001, which included the sale of the Winnipeg, Manitoba property. Also in 2001, TruServ announced the closure of its Brookings, South Dakota and Hagerstown, Maryland distribution centers; such facilities are currently up for sale.

     A sale/leaseback transaction is currently being pursued for the East Butler, Pennsylvania facility.

     Information with respect to TruServ's manufacturing facilities is set forth below:

                                               SQUARE FEET OF
                                               MANUFACTURING           PRINCIPAL
                 LOCATION                           AREA                PRODUCT           INTEREST
                 --------                      --------------          ---------          --------
Chicago, Illinois..........................       105,000                Paint             Owned
Cary, Illinois.............................       580,000              Paint and           Owned
                                                                   Paint Applicators

     TruServ announced in the third quarter of 2001 that it is considering the possible sale of the paint manufacturing business which would include one or both of these facilities; a possible sale transaction could include the sale of a majority interest in the manufacturing business.

     TruServ has subleases with third parties for the Ft. Smith, Arkansas and Peachtree City, Georgia leased facilities, which are currently not being used in operations. Also, TruServ has subleases for approximately 33,000 square feet in the corporate headquarters facility located in Chicago, Illinois.

     TruServ's facilities are suitable for their respective uses and are, in general, adequate for TruServ's present needs.

     TruServ owns and leases transportation equipment for use at its regional distribution centers for the primary purpose of delivering merchandise from TruServ's regional distribution centers to its members. Additional information concerning these leases can be found in Note 5 to the consolidated financial statements included elsewhere herein.

ITEM 3. LEGAL PROCEEDINGS.

     In June 2000 former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). The plaintiffs in the action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of Servistar Coast to Coast and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaint states that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not further specified. Discovery has recently commenced in the action and it is too early to determine the extent of the damages being claimed. In March 2001, a similar action was brought on behalf of additional former members in the same court, by the same law firm. The complaint alleges substantially similar claims as those made in the June 2000 action, except that the March 2001 action relates to the ServiStar brand name instead of the Coast to Coast brand name. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined. In total, approximately 40 former members have brought claims against TruServ based on this type of allegation in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois).

     In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member against certain present and former directors of TruServ and against TruServ. The plaintiff in the lawsuit seeks to proceed on a class-action basis on behalf of all those affected by the moratorium and the creation of the loss allocation accounts. The complaint alleges that the named directors breached their fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999 and that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring a moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit is in an early stage and the extent of the damages being claimed has not yet been determined.

     In October 1999, Paul Pentz, a former president of TruServ, filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against TruServ alleging he is due bonus and retirement compensation payments in addition to amounts already paid to him. TruServ has filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of TruServ. Mr. Pentz's motion to dismiss the counterclaim was denied. Trial has been scheduled for June 2002.

     TruServ intends to vigorously defend all of these cases.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the common stock of TruServ and there is no expectation that any market will develop. TruServ's Class A common stock is owned exclusively by retailers of hardware and related products each of whom is a member or former member of TruServ and purchased at least 60 shares of TruServ's Class A common stock (the only class of voting stock) upon becoming a member. TruServ is organized as a Delaware stock corporation and operates as a member-owned wholesaler cooperative corporation. The shares of TruServ's Class B common stock now outstanding were issued to members in partial payment of the annual patronage dividend that were accrued as a result of patronage business transacted by such members with TruServ. In accordance with TruServ's By-Laws, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions authorized by the board of directors.

     The number of holders of record (as of February 23, 2002) of each class of stock of TruServ is as follows:

                                                                     NUMBER OF
                                                                     HOLDERS OF
                                                                       RECORD
                       TITLE OF CLASS                                ----------
Class A common stock, $100 Par Value........................           7,619
Class B common stock, $100 Par Value........................           7,486

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of TruServ's Certificate of Incorporation, may be declared out of gross margins of TruServ, other than gross margins from operations with or for members and other patronage source income, after deduction for expenses, reserves and provisions as may be authorized by the board of directors. Dividends may be paid in cash, in property, or in shares of the Class B common stock, subject to the provisions of the Certificate of Incorporation and the By-Laws. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, TruServ has not paid dividends on its Class A common stock or Class B common stock. The board of directors does not plan to pay dividends on either class of stock in 2002 for the year ended December 31, 2001. See Item 1--"Business--Distribution of Patronage Dividends."

ITEM 6. SELECTED FINANCIAL DATA.

                                                          SELECTED FINANCIAL DATA
                                                            FOR THE FISCAL YEARS
                                       --------------------------------------------------------------
                                        2001(C)        2000         1999         1998       1997(B)
                                       ----------   ----------   ----------   ----------   ----------
                                                               (IN THOUSANDS)
Revenues.............................  $2,619,434   $3,993,642   $4,502,326   $4,328,238   $3,331,686
Gross margin.........................     264,034      277,397      181,465      298,135      241,020
Net margin/(loss)....................     (50,687)      34,117     (130,803)      12,020       38,086
Patronage dividends(a)...............          --       34,705           --       35,024       43,782
Total assets.........................   1,020,837    1,236,014    1,335,397    1,587,674    1,425,483
Long-term debt.......................     236,268      288,928      309,796      316,959      169,209
Promissory (subordinated) and
  installment notes payable(d).......      42,973       65,846       83,804      124,422      172,579
Class A common stock(e)..............      49,896       49,084       47,270       49,880       47,423
Class B common stock(e)..............     174,448      174,448      177,779      195,643      187,259

---------------
(a) No patronage dividends were issued in 2001 and 1999 due to the reported net loss of $50,687,000 and $130,803,000, respectively.
(b) 1997 financial results are for Cotter & Company from January 1, 1997 through June 30, 1997 and the merged company of TruServ for July 1, 1997 through December 31, 1997.
(c) The lumber and building materials business was sold on December 29, 2000 and, as such, 2001 financial results do not include the activity of this business.
(d) The noncurrent portion of promissory and installment notes payable to members are classified in members' capitalization on the balance sheet.
(e) Class A common stock and Class B common stock include $11,699,000 and $34,712,000, respectively, of amounts related to the stock moratorium. See "Item 1. Business -- Moratorium on Redemptions of Capital Stock."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

  RESULTS OF OPERATIONS

     A reconciliation of revenue and gross margin between 2001 and 2000 follows:

                                                                    % OF
                                                                  CHANGE IN       GROSS           GM %
                                                   REVENUE         REVENUE        MARGIN       OF REVENUE
(IN THOUSANDS)                                   -----------      ---------      --------      ----------
FISCAL YEAR 2000 RESULTS.....................    $ 3,993,642                     $277,396         6.9%
Lumber and building materials business*......     (1,063,680)       (77.40)%      (18,196)
Canadian business**..........................        (24,611)        (1.79)        (3,251)
Terminated members...........................       (184,223)       (13.41)       (20,384)
New members..................................         26,436           1.92         3,116
Same store sales
  Warehouse and relay revenues...............        (10,665)        (0.78)        12,941
  Vendor direct revenues.....................       (110,875)        (8.06)          (824)
Advertising, transportation and other
  revenues...................................         (6,590)        (0.48)          (493)
Indirect cost of revenues....................             --            n/a        13,729
                                                 -----------                     --------
Total change.................................     (1,374,208)      (100.00)%      (13,362)
                                                 -----------                     --------
FISCAL YEAR 2001 RESULTS.....................    $ 2,619,434                     $264,034        10.1%

---------------
 * This business was sold on December 29, 2000; therefore, for comparability purposes, fiscal 2000 results for this business are being removed.

** This business was sold on October 22, 2001; therefore, for comparability purposes, the results for the last 2 months of fiscal 2000 for this business are being removed.

     A reconciliation of gross margin percentage between 2001 and 2000 follows:

                                                                 GROSS         % OF
                                                                MARGIN %      CHANGE
                                                                --------      ------
FISCAL YEAR 2000 RESULTS....................................       6.9%
Effect of sale of lumber and building materials business....       1.9          61.7%
Effect of shift from vendor direct to warehouse and relay
  sales.....................................................       0.7          22.1
All other...................................................       0.6          16.2
                                                                 -----        ------
  Total change..............................................       3.2         100.0%
                                                                 -----
FISCAL YEAR 2001 RESULTS....................................      10.1%
                                                                 =====

     Revenues for 2001 totaled $2,619,434,000. This represented a decrease in revenues of $1,374,208,000 or 34.4% from 2000. The key contributors to the decrease in revenue are the sale of the lumber and building materials business to Builder Marts of America, Inc. in December 2000, the sale of TruServ Canada Cooperative, Inc. in October 2001, and the 11% decline in the number of participating member retail outlets in 2001. While not as significant as in 2001, we anticipate a continued decline in retail outlets in 2002. The remaining revenue reduction occurred in same store sales, with 90% of this decrease in direct sales to members, which generate approximately 1% gross margin for TruServ. The reduction in direct sales is partially due to a shift in member purchases to warehouse sales. Certain marketing programs and sales initiatives, together with the impact of a slow down in the national economy, have encouraged members to buy in smaller quantities that are available by purchasing merchandise from warehouse. This trend has favorably improved the sales mix toward more warehouse sales from the less profitable direct sales.

     Gross margin for 2001 totaled $264,034,000. This represented a decrease in gross margin dollars of $13,362,000 or 4.8% compared to 2000. The sale of the lumber and building materials business, the sale of TruServ Canada Cooperative, Inc. and the decline in the number of participating member retail outlets are the key contributors to the negative variance relative to the prior year. The gross margin as a percent of revenue increased to 10.1% in 2001 from 6.9% for 2000. The shift in the sales mix to warehouse sales from vendor direct orders, a reduction in member returns and allowances, and certain product price increases contributed to the increase in gross margin as a percent of revenue. The indirect cost of revenues favorably impacted the gross margin dollars as of result of the closure of distribution centers and headcount reduction, which reduced the direct inbound logistics costs and labor and related overhead incurred to bring merchandise to the distribution centers. The reduction in member returns and allowances is principally due to a change in processes resulting in part in fewer shipping errors. Additional impact to gross margin was due to a reduction in gross advertising costs of $23,400,000 partially offset by a reduction in advertising support fees of $12,527,000.

     Logistics (outbound to members' stores) and manufacturing expenses decreased $1,524,000 or 1.8% as compared to the prior year, primarily due to the closure of distribution centers, headcount reductions and a reduction in the member base.

     Selling, general and administrative expenses ("SG&A") increased by a net $11,167,000 or 9.2% in 2001 compared to the prior year. Health and pension benefit costs increased $8,894,000 due to pension settlements with terminated employees and a decline in the expected investment return on plan assets. Software license fees related to retail point of sale software increased $3,553,000. Financing and legal costs, including consulting and legal fees related to the debt covenant violation under the senior debt agreements and other legal matters, were $9,337,000. The aggregate of this increase, $21,784,000, was partially offset principally by $7,146,000 of lower corporate staff expenses due to headcount reductions that were part of the 2000 and 2001 restructuring initiatives and $4,511,000 of lower headcount and operational expenses as a result of the December 2000 sale of the lumber and building materials business.

     In fiscal 2001, TruServ continued the workforce reductions initiated in fiscal 1999 and 2000 related to regional distribution center closures and workforce reductions at its corporate headquarters. TruServ recorded a pre-tax charge to income from continuing operations of $38,522,000 in fiscal 2001. The charge is comprised of $10,722,000 for severance, $8,899,000 for asset impairments related to the regional distribution centers based upon current estimates of the market values of the assets compared to their book values and $18,901,000 of facility exit costs related to the regional distribution center closures. The largest component of these exit costs relates to the Hagerstown, Maryland distribution center closure, which is subject to a synthetic lease. The synthetic lease has a principal balance of $40,000,000 which is due at the end of the lease term in April 2003. This obligation and the original cost of the facility are not recorded on TruServ's balance sheet because it does not meet the requirement for capital lease treatment under Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimate of the fair value of the building is approximately $14,800,000 and is the major component of its facility exit costs.

     In fiscal 2000, TruServ recorded a restructuring charge of $4,944,000, approximately $2,000,000 of which was related to the closures of the Henderson, North Carolina and the Indianapolis, Indiana distribution centers. The closures of the Brookings and Hagerstown regional distribution centers are expected to be substantially completed by the end of fiscal 2002; the closures of Henderson and Indianapolis were completed by the end of fiscal 2001.

A summary of restructuring charges, related uses of reserves and ending reserve balances is as follows (dollar amounts in thousands):

                                 DECEMBER 31, 2000    ADDITIONAL                              DECEMBER 31, 2001   ESTIMATED
                                   RESTRUCTURING     RESTRUCTURING      ASSET                   RESTRUCTURING     ANNUALIZED
                                      RESERVE           CHARGES      IMPAIRMENTS   PAYMENTS        RESERVE         SAVINGS
                                 -----------------   -------------   -----------   --------   -----------------   ----------
Severance and outplacement.....       $  861            $10,722        $    --     $(3,313)        $ 8,270
Facility exit costs............        1,051             18,901             --      (1,973)         17,979
Asset impairments..............           --              8,899         (8,899)         --              --
                                      ------            -------        -------     -------         -------
                                      $1,912            $38,522        $(8,899)    $(5,286)        $26,249         $28,957
                                      ======            =======        =======     =======         =======         =======


                                   HEADCOUNT
                                   REDUCTION
                                 -------------
Severance and outplacement.....
Facility exit costs............
Asset impairments..............
                                      909
                                      ===

     Interest expense to members decreased by $3,289,000 or 29.5% as compared to the prior year, primarily due to a lower average principal balance of debt outstanding to members. Other interest expense decreased by

                                       15.1

$1,144,000 or 2% as compared to prior year. The interest expense savings from the lower average principal balance of senior debt outstanding, as compared to the prior year, was offset by the interest rate increase of approximately 2% imposed as a result of the debt covenant violation under the revolving credit facility and the senior note agreements. As a result of this default interest rate, TruServ incurred additional interest expense of $6,779,000 in fiscal 2001.

     Gain on sale of assets decreased $28,379,000. The variance was due to the nonrecurrence of the gain of $28,981,000 recorded upon the sale of TruServ's lumber and building materials business in December 2000.

     Other income decreased by $3,813,000, due principally to the nonrecurrence of a gain of $4,999,000 recorded in fiscal 2000 from the settlement of certain pension obligations to fully vested employees through the purchase of annuity contracts.

     The net loss in 2001 was $50,687,000 compared to a net margin of $34,117,000 in 2000, a decrease in net margin of $84,804,000. Listed below are the non-operational or unusual items recorded in fiscal 2001 and 2000 in a reconciliation from total net margin, as reported, to an adjusted net margin/(loss), showing what underlying operating results would have been without the non-operational and unusual items.

                                                                          FAV/(UNFAV)
                                                      2001       2000      VARIANCE     % CHANGE
                                                      ----       ----     -----------   --------
                                                                   (IN THOUSANDS)
Total net margin/(loss)...........................  $(50,687)  $ 34,117    $(84,804)      (249)%
Non-operational or unusual items:
Asset sale gains..................................    (1,958)   (30,337)     28,379
Pension annuitization.............................        --     (4,999)      4,999
Restructuring charges and other related
  expenses........................................    38,522      4,944      33,578
Inventory reduction program.......................     5,572         --       5,572
Re-financing fees.................................     9,337         --       9,337
Incremental pension settlements...................     5,868         --       5,868
                                                    --------   --------    --------
Total non-operational or unusual items:...........    57,341    (30,392)     87,733
                                                    --------   --------    --------
Adjusted net margin...............................  $  6,654   $  3,725    $  2,929         79%
                                                    ========   ========    ========       ====

     The adjusted net margin increase of $2,929,000 was achieved though comparable revenue was lower by $310,528,000.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

  RESULTS OF OPERATIONS

     Revenues for 2000 totaled $3,993,642,000. This represented a decrease in revenues of $508,684,000 or 11.3% over 1999. This decrease was the result of various factors. The primary contributing factor was lower revenues from TruServ's sales of lumber and building material products, which declined $272,331,000 or 20.1% over the prior year. Lower commodity pricing in the lumber and building materials industry and a decrease in unit volume contributed to the decrease in hardware sales. A second contributing factor was a decrease in hardware sales, which declined $240,273,000 or 8.7% over the prior year. A reduction in TruServ's member base contributed to this decline. The member base erosion was partially due to management's decision to eliminate stores that were not profitable to the co-op. Average hardware handled sales per store in 2000 were equivalent to 1999 at approximately $16,000 per month excluding non-profitable members who did not meet minimum purchasing levels.

     In 2000, TruServ experienced an increase in gross margins of $95,932,000 or 52.9% over the prior year. Gross margins as a percentage of revenue also increased to 6.9% from 4.0% for 1999. TruServ's improvement of inventory controls in 2000 and a significant reduction in member claims contributed to the increase in gross margins. In addition, TruServ conducted a physical inventory count in the fourth quarter of 2000, which resulted in a $22,200,000 adjustment that positively impacted gross margins. TruServ recorded an inventory adjustment in 1999 resulting in a charge of $74,000,000 related to the consolidation of the distribution network, which was caused by larger than usual employee turnover, less than adequate training procedures and increased member claims. TruServ's implementation of one common ordering system for all of its members and a reduction in employee turnover resulted in reduced member claims. The reductions in member claims are also the result of TruServ increasing training procedures for employees in the last year, particularly in the handling of inventory.

     Logistics and manufacturing expenses decreased $9,220,000 or 9.6% as compared to the prior year. TruServ's initiatives in consolidating its distribution network, developed with the merger plan from 1997, led to the reduction in these expenses as the merger integration costs incurred in fiscal 1999 of $18,683,000 were no longer incurred by TruServ in fiscal 2000. The merger integration costs TruServ had previously incurred related to:

     - additional costs TruServ incurred implementing the merger plan from 1997 that related to former Cotter distribution center closings, severance pay and the temporary incremental increase in warehousing costs to convert the product assortment, and

     - the integration of the three distribution networks by consolidating operating systems, revising truck runs for overlapping distribution centers and resizing and reconfiguring warehouse racking.

     The decrease in logistics and manufacturing expenses was partially offset by increased handling and packaging expenses and lower capitalization of warehouse costs due to lower inventory levels.

     As a result of the decreases in sales that TruServ experienced in early 2000, TruServ implemented significant cost cutting measures in 2000 that resulted in a decrease in SG&A expenses. SG&A expenses decreased $16,823,000 or 12.2% over the prior year. SG&A expenses as a percentage of sales were 3.0%, which is consistent with the prior year.

     Restructuring charges and other related expenses decreased $2,569,000 as TruServ had completed the workforce reduction of the merger plan related to the former Cotter & Company operations.

     As a result of a reduction in the aggregate principal balance of debt to members of TruServ, the amount of interest expense to members decreased $3,367,000 or 23.2% in comparison to the prior year. However, other interest expense increased by $10,371,000, representing a 22.4% increase. This increase was the result of higher interest rates under the various financing agreements, which was partially offset by decreased borrowing amounts.

     Gain on sale of assets increased $18,613,000. The gain was due primarily to TruServ's sale of its lower gross margin lumber and building materials business.

     Other income increased by $6,179,000, primarily due to a one-time gain resulting from the settlement of certain pension obligations to fully vested employees through the purchase of annuity contracts.

     In 2000, income tax expense decreased by $16,104,000, primarily due to TruServ recording in 1999 a full valuation allowance on deferred taxes of $16,490,000 existing as of December 31, 1998. The valuation allowance was required under FASB Statement No. 109, since TruServ had cumulative losses for the three most recent fiscal years and consequently did not have sufficient evidence to support the realization of this asset. In 2000, there was no change in the valuation allowance.

     TruServ's net margin in 2000 was $34,117,000 compared to a net loss of $130,803,000 in 1999. TruServ attributes this result to the following: improvement in its gross margins, a reduction in logistics and manufacturing expenses, a decrease in SG&A expenses, the gain from the sale of the lumber and building materials business and the settlement of certain pension obligations through the purchase of annuity contracts.

LIQUIDITY AND CAPITAL RESOURCES

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below describing TruServ's debt, credit facilities, guarantees and future commitments is included in order to facilitate a review of TruServ's liquidity.

     Cash provided by operating activities for the fiscal year 2001, 2000 and 1999 was $179,441,000, $83,573,000 and $181,607,000, respectively. The cash generated from the decrease in inventory was $100,692,000 in fiscal 2001 as a result of TruServ's initiatives to improve inventory turns and eliminate excess and/or obsolete inventory, as well as a result of the effects of reducing the number of regional distribution centers, which in turn reduced stock levels. In addition, a reduction in membership contributed to this decrease in inventory levels. In fiscal 2000 and 1999, cash generated from the decrease in inventory was $38,752,000 and $112,703,000, respectively. This decrease was a result of TruServ's consolidation of its distribution network to respond to the decline in sales it had experienced, along with its efforts to commonize inventory assortment and implement the distribution network strategic plan from the merger. While not as significant, we anticipate continued decline in inventory investments in 2002, as TruServ continues its initiative to improve inventory turns and respond to the anticipated decline in revenue due to the decrease in the number of participating member retail outlets.

     The cash generated from the decrease in accounts and notes receivable for the fiscal year 2001, 2000 and 1999 was $127,000,000, $52,187,000 and
$63,059,000, respectively. The decrease in fiscal 2001 is primarily due to the sale of the lumber and building materials business, which accounts for approximately $64,000,000. The remaining decrease in accounts and notes receivable is mainly due to a decline in sales, change in sales mix from direct sales to warehouse sales, and the implementation of improved collection efforts. TruServ's DSO (Days Sales Outstanding) decreased to 39.3 days from 47.1 days, an improvement of 7.8 days, which generated approximately $54,000,000 in cash. The other significant impact in operating activities was in accounts payable. In fiscal 2001 and 2000, cash used to fund the decrease in accounts payable was $92,216,000 and $81,944,000, respectively. The decrease in fiscal 2001 is partially due to the reduction of lumber vendors resulting from the sale of the lumber and building materials business, which accounts for approximately $39,000,000 of the decrease. The remaining decrease is a result of lower inventory purchases. In fiscal 1999, the cash generated from the increase in accounts payable was $56,087,000 due to improved terms with vendors.

     Cash flows used for investing activities for the fiscal year 2001, 2000 and 1999 were $26,502,000, $1,954,000 and $10,532,000, respectively. Total capital expenditures, including expenditures under capital leases, were $15,151,000 for the fiscal year ended December 31, 2001, as compared to $12,526,000 and $44,930,000 for the fiscal years ended December 31, 2000 and December 31, 1999, respectively. In fiscal 1999, the majority of the capital expenditures were for merger related projects. These projects were related to building expansions and system upgrades. In fiscal 2001 and 2000, the capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's regional distribution centers and at its corporate headquarters. TruServ anticipates the capital expenditure investment for fiscal 2002 will approximate fiscal 2001 spending. In fiscal 2001, the proceeds from sale of properties were $10,511,000, which were generated from the sale of TruServ Canada Cooperative, Inc. and the sale of its Indianapolis, Indiana property. In fiscal 2000, the proceeds from the sale of properties were $23,113,000. The principal amount of cash generated in 2000 was from the sale of the lumber and building materials business on December 29, 2000 in the amount of $13,948,000. Additionally, this same transaction generated cash in the amount of $5,164,000 received for non-competition, cooperation, lease and other agreements. In fiscal 1999, the proceeds from the sale of properties were $39,714,000. These proceeds were predominantly generated from the sale of closed distribution centers.

Restricted cash consisted of the following at December 31:

                                                                  2001        2000
                                                                --------    --------
                                                                  (000'S OMITTED)
Letters of credit...........................................    $ 11,392    $  2,820
Proceeds from sale of assets available for debt reduction by
  the collateral agent......................................      10,906          --
Lockbox cash management deposit requirements................       4,000          --
Redeemable (subordinated) notes.............................       1,746           5
Escrow......................................................       1,031       1,000
                                                                --------    --------
                                                                $ 29,075    $  3,825
                                                                ========    ========

     As a result of the debt covenant violation, TruServ's current lenders require that it maintains a minimum cash management deposit in its lockbox accounts, cash collateralize all letters of credit and hold the proceeds from the sale of properties in a restricted cash account with the collateral agent to be used for debt reduction.

     TruServ's cash flows generated from operating activities were primarily used for financing activities of $79,614,000, $67,943,000 and $170,910,000 for fiscal year 2001, 2000 and 1999, respectively, predominantly relating to reducing its long-term and short-term financing. In fiscal 2001, the short-term borrowings in financing activities generated cash of $11,300,000 due to TruServ maintaining the revolving credit facility borrowings at $140,000,000, which included $57,000,000 of cash recorded in cash and cash equivalents that is available to reduce outstanding borrowings to $83,000,000.

     TruServ's total debt, including notes which are a component of Members' capitalization, was $514,287,000 at December 31, 2001, and $554,210,000 at
December 31, 2000. TruServ achieved the debt reduction by making principal payments on the senior notes and on maturity of subordinated notes.

TruServ's debt consisted of the following at December 31:

                                                                  2001        2000
                                                                --------    --------
                                                                   (IN THOUSANDS)
                                                                --------------------
Short-term borrowings.......................................    $141,755    $138,085
Senior notes................................................     279,429     287,000
Redeemable (subordinated) term notes........................       7,819      18,624
Capital lease obligations...................................       2,678       2,645
Promissory (subordinate) and installment notes..............      82,606     107,856
                                                                --------    --------
                                                                 514,287     554,210
Cash and cash equivalents available to reduce debt..........     (57,000)         --
                                                                --------    --------
Adjusted debt outstanding...................................    $457,287    $554,210
                                                                ========    ========

     TruServ had borrowings under the revolving credit facility agreement of $140,000,000 and $127,000,000 at December 31, 2001 and 2000, respectively. The
$140,000,000 outstanding as of December 31, 2001 includes $57,000,000 of cash recorded in cash and cash equivalents that is available to reduce outstanding borrowings to $83,000,000. The weighted average interest rate on these borrowings was 9.9% and 8.9% for the years ended December 31, 2001 and 2000, respectively. The 2001 average interest rate reflects the inclusion of the 2% default premium.

     TruServ's Hagerstown, Maryland distribution center is subject to a synthetic lease. The synthetic lease has a principal balance of $40,000,000 which is due at the end of the lease term in April 2003. This obligation and the original cost of the facility are not recorded in TruServ's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimate of the fair value of the building is approximately $14,800,000 and has been recorded in fiscal 2001 as part of restructuring charges and other related expenses.

The principal payment schedule for long-term debt, promissory and installment notes is as follows:

                                          2002      2003(A)     2004       2005       2006      THEREAFTER
                                         -------    -------    -------    -------    -------    ----------
                                                                  (IN THOUSANDS)
Senior notes(a)......................    $47,616    $27,866    $27,866    $29,866    $40,366     $105,849
Redeemable (subordinated) term
  notes(b)...........................      4,611      3,102        106         --         --           --
Capital lease obligations............      1,431        424        441        311         71           --
Promissory (subordinate) and
  installment notes issued to
  members(b).........................     39,633     21,658     20,011      1,304         --           --
                                         -------    -------    -------    -------    -------     --------
                                         $93,291    $53,050    $48,424    $31,481    $40,437     $105,849
                                         =======    =======    =======    =======    =======     ========

-------------------------
(a) In addition to the scheduled principal payments, TruServ is obligated under the terms of the amended debt agreements to use the net proceeds from the sale of assets or other non-operating sources to pay to the senior note holders as well as the revolving credit facility banks their prorata share of the net proceeds. This will reduce principal amounts outstanding and the revolver commitment level, respectively. Total senior debt can not exceed $270,000,000 by June 30, 2003 under the terms of the amended debt agreements (see footnote 4 of TruServ's consolidated financial statements). Management believes it has adequate options to reduce senior debt to $270,000,000, including the possible sale of a majority interest in TruServ's paint manufacturing business or the sale/leaseback of several of its owned regional distribution centers.

(b) Amounts shown as scheduled repayments are the stated note amounts; however, it is an event of default in the amended debt agreements if payments of subordinated notes exceed $24,000,000 and $14,000,000, in 2002 and 2003, respectively. TruServ will seek members' consent to extend the note due dates in exchange for an increase in the interest rate.

     On March 26, 2001, TruServ reported that, as of February 24, 2001, it failed to comply with a covenant under the revolving credit facility and senior note agreements that required it to achieve a minimum monthly borrowing base ratio. This constituted an "event of default" under which the senior notes and amounts outstanding under the credit facility would become callable as immediately payable. Accordingly, these amounts were classified as current liabilities as of December 31, 2000.

     On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remains at $200 million. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

     The amendments to the various senior notes maintain the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the proceeds from certain asset sales, amortization of certain notes receivable and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The commitment under the revolving credit facility will be permanently reduced by the amount of the prepayments allocated and paid on the revolving credit facility.

     The amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The term of the revolving credit facility is accelerated to June 30, 2003, if on that date: total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. The senior lenders may accelerate their notes if the company does not have a revolving credit facility in place to fund its seasonal cash flows.

     The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain other customary covenants, representations and warranties, funding conditions and events of default.

     These amendments eliminate the "event of default" discussed above and, accordingly, the long-term portions of the senior notes are no longer recorded as a component of current debt at December 31, 2001 or 2000.

     TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. The amount of member loans guaranteed by TruServ was approximately $3,966,000 and $6,710,000 as of December 31, 2001 and 2000, respectively. The balance of $3,966,000 as of December 31, 2001 includes approximately $800,000 that will mature in fiscal 2002.

     Cash and cash equivalents at December 31, 2001 and 2000 were $88,816,000 and $15,491,000, respectively. As of December 31, 2001 the revolving credit facility borrowings were at $140,000,000, which included $57,000,000 of cash recorded in cash and cash equivalents that is available to reduce outstanding borrowings to $83,000,000. Also, the lockbox cash received from the members on the last day of the year was approximately $11,000,000 higher in 2001 than in 2000.

     At December 31, 2001, TruServ's working capital was $18,252,000, as compared to $91,098,000 at December 31, 2000 and $85,789,000 at December 31, 1999. The current ratio was 1.03 at December 31, 2001, as compared to 1.12 at December 31, 2000 and 1.10 at December 31, 1999.

     TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2002.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60 recently released by the SEC recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of financial statements.

     TruServ's significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with generally accepted accounting principles and, accordingly, include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

     - Receivables, net of valuation allowances -- At December 31, 2001, accounts receivable, net of $9,402,000 in allowance for doubtful accounts, were $243,275,000. The valuation allowance was determined based upon TruServ's evaluation of known requirements, aging of receivables, historical experience, the current economic environment and the ability of TruServ to set off against any unpaid receivable amounts due to members for stock, notes, interest and declared and unpaid dividends. While TruServ believes it has appropriately considered known or expected outcomes, its members' ability to pay their obligations, including those to TruServ, could be adversely affected by declining sales of hardware at retail resulting from such factors as contraction in the economy, loss of memberships or intense competition from chain stores, discount stores, home centers and warehouse operations.

     - Inventory valuation -- At December 31, 2001, inventories were $333,976,000, and reflect the reductions from cost in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. Should the current economic climate significantly contract further resulting in retailers being unwilling to accept deliveries of advance orders placed (or TruServ electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), unanticipated decline in retail outlets or a significant contraction in TruServ's warehouse stock replenishment business for selected product categories, additional downward valuation adjustments could be required. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

     - Deferred tax assets -- At December 31, 2001, the accompanying Consolidated Balance Sheet reflects $113,042,000 of deferred tax assets, principally related to tax operating loss carryforwards and the nonqualified notices of allocation. These deferred tax assets, net of deferred tax liabilities of $2,505,000, are offset by a full valuation allowance at December 31, 2001. As described in the Notes to Consolidated Financial Statements, the company had approximately $65,440,000 of tax operating loss carryforwards available to offset future income taxes. In general, such carryforwards must be utilized within 20 years of incurring the net operating loss. At December 31, 2001, TruServ concluded that it is more likely than not that there would not be sufficient future taxable earnings to utilize the operating loss carryforwards, and a full tax valuation allowance was required. The valuation allowance will not be adjusted until TruServ has sufficient evidence to support the realization of this asset.

     - Accrued expenses -- At December 31, 2001, the accompanying Consolidated Balance Sheet reflects $119,490,000 of accrued expenses, principally related to restructuring, pension, health and other benefits. The company utilized current real estate market values in writing down the value of the Brookings, South Dakota regional distribution center, which is scheduled to close, as well as in adjusting its obligation under a synthetic lease related to the Hagerstown, Maryland regional distribution center, which is also scheduled to close. Should real estate values continue to decline, an additional provision may be required. The company works with an actuarial firm in the valuation of benefit obligations. TruServ selects certain actuarial assumptions on which to base the calculation of the actuarial valuation of the obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), medical trend rate, expected return on assets and mortality tables to determine the expected future benefit obligations. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these benefits, additional provision for expense may be necessary.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, TruServ will not amortize goodwill beginning in fiscal 2002. The goodwill amortization expense during fiscal 2001 was approximately $2,577,000. TruServ is in the process of finalizing its initial impairment assessment as required by SFAS No. 142, but does not expect the adoption of this standard as of January 1, 2002 to have a material impact on the company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for TruServ. TruServ is currently evaluating the impact this standard will have on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS No. 144 is effective January 1, 2002 for TruServ. TruServ is currently evaluating the impact this standard will have on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt which totals approximately $141,755,000 at December 31, 2001. A 50 basis point movement in interest rates would result in an approximate $709,000 annualized increase or decrease in interest expense and cash flows. For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any special purpose entities ("SPE's") and all related party transactions are at arms length.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     TruServ's consolidated financial statements and report of independent accountants are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On June 20, 2000, TruServ dismissed Ernst & Young LLP as its independent accountants, as recommended by its audit and finance committee and approved by its board of directors. The report of Ernst & Young LLP on the financial statements for 1999 contained no adverse opinion or disclaimer of opinion. Additionally, their opinion was not qualified or modified as to uncertainty, audit scope or accounting principles, except the opinion on the 1999 financial statements was modified to reflect TruServ's change in accounting principle for start-up costs. In connection with its audit for 1999, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or audit scope or procedure which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the matter in their report. Ernst & Young LLP notified TruServ and its audit and finance committee in a letter dated April 14, 2000 that internal controls necessary for the company to develop reliable financials statements did not exist during the year ended December 31, 1999.

     TruServ's audit and finance committee recommended, and the board of directors approved, the appointment of PricewaterhouseCoopers LLP as its new independent accountants on June 29, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and senior executive officers of TruServ are:

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Bryan R. Ableidinger...............    53       Director since August 2000. Term expires at the 2002 annual stockholders' meeting.
Benjamin J. Andre..................    65       Director since August 2000. Term expires at the 2002 annual stockholders' meeting.
Joe W. Blagg.......................    52       Chairman since January 2000. Acting Chief Executive Officer from July 3, 2001 to November 16, 2001. Director since
                                                April 1996. Term expires at the 2002 annual stockholders'
                                                meeting.
James D. Burnett...................    66       Director since April 1998. Term expires at the 2002 annual stockholders' meeting.
Harold A. Douthitt.................    54       Director since August 2000. Term expires at the 2002 annual stockholders' meeting.
Jay B. Feinsod.....................    59       Director since July 1997. Term expires at the 2002 annual
                                                stockholders' meeting. Formerly director of SCC since
                                                October 1986.
William F. Godwin..................    47       Senior Vice President, Merchandise Supply Chain since March
                                                2001. Prior positions were Vice President of Advertising,
                                                Merchandising and Inventory Management with TruServ.
Neil A. Hastie.....................    53       Senior Vice President, Chief Information Officer since
                                                December 1999. Prior position was Director of E-Business
                                                since 1998.
James D. Howenstine................    58       Vice-Chairman since January 2000. Director since July 1997.
                                                Term expires at the 2002 annual stockholders' meeting.
                                                Formerly director of SCC since October 1995.
Peter G. Kelly.....................    58       Director since July 1997. Term expires at the 2002 annual
                                                stockholders' meeting. Formerly director and Chairman of
                                                SCC since January 1981. Formerly Vice-Chairman of TruServ.
Robert J. Ladner...................    55       Director since April 1994. Term expires at the 2002 annual stockholders' meeting. Formerly Chairman of Cotter &
                                                Company. Formerly Vice-Chairman of TruServ.
Pamela Forbes Lieberman............    48       President, Chief Executive Officer and Director since
                                                November 16, 2001. Prior positions with TruServ were Senior
                                                Vice President, Chief Operating Officer and Chief Financial
                                                Officer since July 3, 2001, Senior Vice President and Chief
                                                Financial Officer since April 18, 2001 and Senior Vice
                                                President, Finance since March 12, 2001. Previous positions were Senior Vice President, Finance and Chief Financial
                                                Officer of Shoptalk, Inc., Martin-Brower Company and
                                                Fel-Pro Incorporated.
Robert M. Liebgott.................    51       Senior Vice President, Sales, Marketing & Advertising since
                                                March 2001. Prior position was Vice President of
                                                Merchandising with TruServ.

                                                                   POSITION(S) HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                         --------------------
Robert Ostrov......................    52       Chief Administrative Officer and General Counsel since
                                                April 2000, and Senior Vice President since February 1997.
                                                Prior position was Vice President of Human Resources for a retail company.
Michael D. Rosen...................    49       Senior Vice President of Logistics since March 2001. Prior positions were Vice President of Logistics and Retail
                                                Systems, Assistant Vice President of Retailing, Assistant
                                                Vice President of Merger Administration, and General
                                                Manager of Cotter & Company's lumber and building materials business.
David A. Shadduck..................    41       Senior Vice President and Chief Financial Officer since
                                                November 20, 2001. Prior position with TruServ was Vice
                                                President, Corporate Controller since June 2001. Prior
                                                positions were Controller for Tenneco Automotive
                                                Aftermarket and Fel-Pro Incorporated.
George V. Sheffer..................    49       Director since July 1994. Term expires at the 2002 annual
                                                stockholders' meeting.
Gilbert Wachsman...................    54       Director since March 1, 2002. Previous positions were Vice
                                                Chairman and Director of Musicland Group, Inc. and Senior
                                                Vice President of Kmart Corporation.
John M. West, Jr. .................    50       Director since October 1991. Term expires at the 2002
                                                annual stockholders' meeting.
Barbara B. Wilkerson...............    54       Director since July 1997. Term expires at the 2002 annual
                                                stockholders' meeting. Formerly director of SCC since
                                                October 1986.

---------------
During the past five years, the principal occupation of each director of TruServ, other than Ms. Forbes Lieberman and Mr. Wachsman, has been the operation of retail hardware stores or lumber/building materials stores.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Compensation Committee of the board of directors consists of four non-employee directors. The committee assists the board of directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring TruServ's pension and other benefit plans. The committee, which meets regularly, calls upon outside consultants for assistance in carrying out its obligations.

     The philosophy of the committee is to maintain an executive compensation program to help TruServ attract, retain and motivate the executive resources needed to maintain industry leadership, provide high levels of service to members and achieve the financial objectives determined by the board of directors. The committee sets performance goals, assesses achievement relative to the performance goals and recommends to the board salary, bonus or retention incentives and long-term incentives for the senior executives of TruServ.

     To achieve its goals, the committee has developed three executive compensation policies for TruServ:

     - Salaried compensation should be competitive with the median for executives of companies of a comparable size within TruServ's industry;

     - Annual incentive compensation should vary and reflect TruServ's performance; and

     - A long-term (multiple year) incentive program should be available to help TruServ retain selected executives.

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

     TruServ provides salary levels that are intended to fall within the median (between the 50th to 60th percentile) of the executive marketplace of comparable size in TruServ's industry. The following types of organizations are considered within TruServ's industry: member-owned organizations, wholesale distribution firms, mass merchandising firms and general manufacturing organizations. Competitiveness is measured using data from a number of sources, including published information, proxy statements and surveys by consulting firms.

     The 2001 compensation of Pamela Forbes Lieberman, TruServ's President and Chief Executive Officer, was determined as follows: Ms. Forbes Lieberman began her employment in March 2001 as a Senior Vice President. In May 2001 she became Senior Vice President and Chief Financial Officer. In July 2001, she was appointed Senior Vice President, Chief Financial Officer and Chief Operating Officer. In November 2001, she was appointed President and Chief Executive Officer. The base salary of the positions that Ms. Forbes Lieberman held for the length of time stated above aggregate to $318,868, all of which was paid in fiscal 2001. This amount is comparable to the aggregate of the three base salaries for persons holding those positions at companies of comparable size within TruServ's industry, prorated for the periods during which she held each of the three positions. The incentive component of Ms. Forbes Lieberman's compensation was set by the compensation committee to reflect the achievement of company performance goals determined by the committee, including the attainment of targets for product fill rates, net product sales, earnings before income taxes, depreciation and amortization (EBITDA), as well as TruServ's obtaining of permanent financing prior to the filing of the Form 10-K for 2001. The incentive portion of the 2001 compensation will be paid to Ms. Forbes Lieberman after the filing of the Form 10-K.

     The 2001 compensation of Donald Hoye, TruServ's former President and Chief Executive Officer, was determined as follows: The base salary of $500,000 prorated from the beginning of the year up to his termination date.

     The 2001 compensation of Joe W. Blagg, Chairman of the Board, Director and former acting Chief Executive Officer, was determined as follows: The salary component of his position as Chairman of the Board was maintained at $100,000, the same level as in 2000. Mr. Blagg held the position of acting Chief Executive Officer from July 3, 2001 to November 16, 2001, in consideration of which he was paid an additional $100,000 for undertaking the additional duties.

                                        Harold A. Douthitt
                                        Peter G. Kelly
                                        Robert J. Ladner
                                        John M. West
                                        Joe W. Blagg (ex officio)
                                        COMPENSATION COMMITTEE

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid to individuals serving as TruServ's Chief Executive Officer and the four most highly compensated executive officers of TruServ during fiscal year 2001 and the total compensation paid to each such individual for TruServ's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                     NAME AND                                                         OTHER
                PRINCIPAL POSITION                  YEAR    SALARY    BONUS(1)   COMPENSATION(2)
                ------------------                  ----   --------   --------   ---------------
Pamela Forbes Lieberman...........................  2001   $318,868   $211,657     $   22,746
  President and                                     2000         --         --             --
  Chief Executive Officer                           1999         --         --             --
Donald J. Hoye....................................  2001    261,218         --      1,539,426
  Former President and                              2000    500,000    417,500         44,855
  Chief Executive Officer                           1999    500,000         --         38,418
Joe W. Blagg......................................  2001         --         --        200,000
  Chairman of the Board, Director and               2000         --         --        100,000
  Former Acting Chief Executive Officer             1999         --         --         24,000
Robert Ostrov.....................................  2001    308,250    180,285         31,080
  Senior Vice President, Chief Administrative       2000    264,080    172,550         31,036
  Officer and General Counsel                       1999    244,000     36,000         19,302
Robert M. Liebgott................................  2001    281,859    164,444         25,435
  Senior Vice President, Sales, Marketing           2000    255,000    129,000         27,843
  and Advertising                                   1999    246,000     15,000         10,940
William F. Godwin.................................  2001    266,249    159,808         22,867
  Senior Vice President,                            2000    233,145    122,400         22,921
  Merchandise Supply Chain                          1999    218,535     40,000         30,439
Neil A. Hastie....................................  2001    246,000    153,763         24,633
  Senior Vice President and                         2000    206,251    119,250         27,705
  Chief Information Officer                         1999    131,042     30,000          8,200

---------------
(1) Annual bonus amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year. To incentivize achievement of the business plan objectives necessary to obtain new financing or amendment of existing agreements and necessary to turn the company around, the board of directors approved effective, August 1, 2001, a key associate special retention and restructuring incentive plan for identified key associates and officers employed by TruServ on or after August 1, 2001 who remain employed through the payment date of the plan (subsequent to the filing of the Form 10-K). The new incentive plan had targets related to fill rates, sales, EBITDA, and executive-specific goals associated with one or more of TruServ's key initiatives established in August 2001. In fiscal 2000, a bonus was earned and paid in fiscal 2001 as a result of TruServ's improved service levels to members.

(2) Other compensation consists of TruServ's contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "Savings Plan"), life insurance plan, financial planning services and automobile allowances. Under the Savings Plan, each participant may elect to make a contribution in an amount of up to 15% of his annual compensation, not to exceed $30,000 (including TruServ's contributions) per year, of which $10,000 of the executive officer's salary in fiscal year 1999 may be deferred. TruServ's contribution to the Savings Plan, from January 1 through June 30 of 2000, was equal to 75% of the participant's contribution, but not to exceed 4 1/2% of the participant's annual compensation. Effective July 1, 2000, the Savings Plan was amended to apply only a profit sharing match tied to TruServ's net earnings. Robert Ostrov, William F. Godwin and Neil A. Hastie did earn a profit sharing match for the second half of fiscal 2000 that was paid in March 2001. The officers did not earn a profit sharing match for fiscal 2001.

     The 2001 compensation of Joe W. Blagg, Chairman of the Board, Director and former acting Chief Executive Officer, was determined as follows: The salary component of his position as Chairman of the Board was maintained at $100,000, the same level as in 2000. Mr. Blagg held the position of acting Chief Executive Officer from July 3, 2001 to November 16, 2001 in consideration of which he was paid an additional $100,000 for undertaking the additional duties.

     In 2001, other compensation for Mr. Hoye also included amounts related to his termination agreement. These amounts include severance pay of $1,300,000, insurance and annuity obligations of $150,000 and vacation pay of $82,500.

     In 1999, other compensation for Mr. Hoye also included a transition bonus of $20,000. For Mr. Godwin the 1999 other compensation also included a transition bonus of $10,000 and relocation payments of $2,500.

     TruServ has a severance policy providing termination benefits based upon annual compensation and years of service. Officers of TruServ are also offered agreements providing for severance in the event of termination with the imposition of certain restrictions regarding competition and confidentiality.

     No loans were made by TruServ to its executive officers or to its directors during the last three fiscal years.

BOARD COMPENSATION

     In 2001, directors of TruServ (except the Chairman and Vice Chairman) were each paid $2,000 per month. The Chairman of the Board was paid $100,000 in consideration for his services as chairman and the Vice Chairman of the Board was paid $54,000 in consideration for his services as vice chairman for 2001.

     The Chairman of the Board held the position of acting Chief Executive Officer from July 3, 2001 to November 16, 2001, in consideration of which he was paid an additional $100,000 for undertaking those additional responsibilities. The Vice Chairman of the Board was paid an additional $12,500 for undertaking additional responsibilities during the same time frame.

     The President and Chief Executive Officer does not receive additional compensation for serving in the capacity of director.

DEFINED BENEFIT RETIREMENT PLANS

     TruServ has a defined benefit pension plan, the TruServ Corporation Defined Lump Sum Pension Plan, which is qualified under the Internal Revenue Code. The plan was amended and restated effective January 1, 1998. The amount of TruServ's annual contribution to the plan is determined for the total of all participants covered by the plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the plan. The plan provides fully vested lump sum benefits to eligible employees who have served a minimum of five years of service. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the plan.

     For each year of service, a participant receives a percentage of his or her "average compensation" in the form of a lump sum. The percentages range from two percent of average compensation for years of service performed prior to age 26 to twelve percent of average compensation for years of service performed at or after age 61. Participants with average compensation in excess of two-thirds of the Social Security Taxable Wage Base in the year of termination of employment or retirement receive an additional benefit on this excess compensation equal to half of the percentage applied to their full average compensation. For participants who had attained age 50 and completed at least fifteen years of service as of January 1, 1996, the sum of their annual pension credit percentage is increased by 25 percentage points. The benefits under the plan cannot be less than the benefits already earned by the participant under the plan as it existed prior to its amendment.

     The plan was amended effective January 2, 1998 to include former employees of SCC. These employees received credit under the plan for all years for which they received credit under the SERVISTAR/Coast to Coast Retirement Income Plan (the "SERVISTAR Plan"). In addition, for any of these employees who had attained age 50 and completed at least 15 years of service as of January 1, 1998, the sum of their annual pension credit percentage is increased by 25 percentage points. Also, the benefits under this plan cannot be less than benefits already earned by the participant under the SERVISTAR Plan as of December 31, 1997.

     "Average compensation" means the average of the compensation paid to an eligible employee during the three highest consecutive calendar years within the ten calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, bonuses, deferral contributions under the Savings Plan and pre-tax medical premiums.

     The estimated annual retirement benefits which may be payable pursuant to the qualified plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Internal Revenue Code, which outlines the maximum earnings amounts which may be considered under the qualified plan in determining retirement benefits. This limit was $170,000 for 2001. Section 415 of the Internal Revenue Code outlines the maximum annual benefit which may be payable from the qualified plan during the year, the dollar limit is $140,000 for 2001 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     No year of service will be credited to any participant for any period of employment with Coast to Coast, Inc. occurring prior to July 1, 1996 or any period of employment with Advocate Services, Inc. occurring prior to January 1, 1998.

     TruServ amended and restated, effective July 24, 1998, a Supplemental Retirement Plan for certain employees as designated by TruServ's President and Chief Executive Officer. The supplemental plan was amended on July 1, 1997 to include certain former SCC employees. For each year of service, participants receive a percentage of their "average compensation" in the form of a lump sum. The percentages are 33 percent of average compensation for years of service performed prior to age 55 and 42 percent of average compensation for years of service performed at or after age 55. Service is limited to 20 years and the maximum aggregate percentage is 660%. This amount is reduced by any benefits payable under the qualified plan. "Average Compensation" for the supplemental plan is defined similarly to the qualified plan, as discussed above, although the three highest years need not be consecutive and pay is not annualized in the final year of employment.

     The supplemental plan is not a qualified plan under the Internal Revenue Code. Benefits payable under the supplemental plan are financed through operations.

     The following table reflects the combined estimated annual retirement benefits which may be payable pursuant to the qualified plan and the supplemental plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                            YEARS OF SERVICE
                AVERAGE                   ----------------------------------------------------
              COMPENSATION                   10         15         20         25         30
              ------------                --------   --------   --------   --------   --------
$1,000,000..............................  $387,772   $540,111   $609,356   $609,356   $609,356
   900,000..............................   348,995    486,100    548,421    548,421    548,421
   800,000..............................   310,218    432,089    487,485    487,485    487,485
   700,000..............................   271,441    378,078    426,549    426,549    426,549
   600,000..............................   232,663    324,067    365,614    365,614    365,614
   500,000..............................   193,886    270,056    304,678    304,678    304,678
   400,000..............................   155,109    216,045    243,743    243,743    243,743
   300,000..............................   116,332    162,033    182,807    182,807    182,807
   200,000..............................    77,554    108,022    121,871    121,871    121,871
   100,000..............................    38,777     54,011     60,936     60,936     60,936

     The present credited years of service for the officers listed in the above table are as follows: Pamela Forbes Lieberman, 1 year; Robert Ostrov, 5 years; Robert M. Liebgott, 5 years; William F. Godwin, 7 years; Neil A. Hastie, 4 years.

     TruServ is amending and restating the pension plan and has amended and restated the supplemental plan, both effective January 1, 2002. The significant change to the pension plan is that credits for service beginning

January 1, 2002 will be reduced from a 2%-12% scale to a 1%-9% scale. The significant changes to the supplemental plan include years of service that are credited will be limited to years of service as an officer, "average compensation" will exclude long-term incentive payments and years of service will accrue at 33% per year with no increase at age 55.

PERFORMANCE GRAPH

     There is no existing market for TruServ's common stock and there is no expectation that any market will develop. There are no broad market or peer group indices TruServ believes would render meaningful comparisons. Accordingly, a performance graph of TruServ's cumulative total stockholder return for the previous five years, with a performance indicator of the overall stock market for TruServ's peer group, has not been prepared.

EMPLOYMENT AND SEPARATION AGREEMENTS

     On November 15, 2001, TruServ entered into an employment agreement effective November 16, 2001 with Pamela Forbes Lieberman, in connection with her assuming the duties of President and Chief Executive Officer of TruServ. The employment agreement specifies that Ms. Forbes Lieberman will serve in those capacities at the will of the board of directors.

     Pursuant to the employment agreement, Ms. Forbes Lieberman will receive an annual base salary of $625,000. In addition, Ms. Forbes Lieberman will be eligible for an annual bonus, if and when approved by the board of directors of TruServ, in an amount of 60% of her base salary for year 2001 and 70% of her base salary for calendar years thereafter. In addition, Ms. Forbes Lieberman will be eligible to receive a long-term incentive bonus of 50% of her base salary if TruServ meets a certain threshold financial performance level and 100% of her base salary if TruServ attains a targeted financial performance level. See "Summary Compensation Table" under the item "Executive Compensation" for the amount of salary and bonus received by Ms. Forbes Lieberman in 2001. None of the TruServ officers were eligible for long-term incentive compensation in 2001. Ms. Forbes Lieberman is also eligible to participate in the other benefit plans available from time to time to executives of TruServ.

     In the event that TruServ terminates Ms. Forbes Lieberman's employment without "cause," she is entitled to receive a severance payment, payable over 24 months, in an amount equal to two times her base salary, but only if she signs a release of claims against TruServ and agrees to comply with certain obligations upon her departure. "Cause" includes her inability or unwillingness to perform the material duties of her position or her performance of any action injurious to TruServ.

     If within one year following a "change of control" of TruServ, Ms. Forbes Lieberman terminates her employment with TruServ for "good reason," she may be entitled to a severance payment equal to an amount up to two times her base salary and, in certain cases, a percentage of bonuses received in prior years, but only if she signs a release and agrees to comply with certain obligations upon her departure. "Change of control" is defined as a business combination through a merger, consolidation or share exchange in which TruServ or its shareholders after the combination do not own 51% or more of the voting equity of the entity. "Good reason" is defined to include a demotion or a substantial reduction in benefits within a year after the change of control.

     On July 3, 2001, Mr. Hoye resigned from the position of President and Chief Executive Officer of TruServ. Pursuant to the terms of his separation agreement with TruServ, Mr. Hoye is entitled to receive $1,300,000 as severance pay to be paid over two years. In addition, TruServ will pay approximately $150,000 to fund the insurance and annuity obligation included in the termination agreement. In addition, TruServ will pay Mr. Hoye's retirement benefits within six months of the effective date of the separation agreement. The separation agreement also provides for certain medical insurance coverage and outplacement services of the kind provided to other former senior executives of TruServ. Mr. Hoye in the separation agreement, provides TruServ, among other things, with a general release, a covenant not to sue, a confidentiality covenant, a non-solicitation covenant, a cooperation covenant and an indemnification agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of March 31, 2002, each of the member directors of TruServ was the owner of at least 60 shares of Class A common stock of TruServ (but no more than 300 shares), constituting in the aggregate less than 1% of the issued and outstanding shares of Class A Common Stock. No non-member director or senior officer owns any shares of Class A common stock.

     The member directors own, in the aggregate, less than 1% of Class B common stock as of March 31, 2002. No non-member director or senior officer owns any shares of Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. FINANCIAL STATEMENTS

            The consolidated financial statements listed in the index on page F-1 are filed as part of this annual report.

         2. FINANCIAL STATEMENT SCHEDULES

            The schedule listed in the index on page F-29 is filed as part of this annual report.

         3. EXHIBITS

            The exhibits listed in the index on pages E-1, E-2 and E-3 are filed as part of this annual report.

     (B) REPORTS ON FORM 8-K

           Filed January 8, 2002.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        TRUSERV CORPORATION

                                        By:      /s/ DAVID A. SHADDUCK
                                           -------------------------------------
                                                     David A. Shadduck
                                              Senior Vice President and Chief
                                                     Financial Officer
DATED: April 15, 2002

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                  /s/ JOE W. BLAGG                       Chairman of the Board and         April 15, 2002
-----------------------------------------------------      Director
                    Joe W. Blagg

             /s/ PAMELA FORBES LIEBERMAN                 President, Chief Executive        April 15, 2002
-----------------------------------------------------      Officer and Director
               Pamela Forbes Lieberman

                /s/ DAVID A. SHADDUCK                    Senior Vice President and         April 15, 2002
-----------------------------------------------------      Chief Financial Officer
                  David A. Shadduck

              /s/ BRYAN R. ABLEIDINGER                   Director                          April 15, 2002
-----------------------------------------------------
                Bryan R. Ableidinger

                /s/ BENJAMIN J. ANDRE                    Director                          April 15, 2002
-----------------------------------------------------
                  Benjamin J. Andre

                /s/ JAMES D. BURNETT                     Director                          April 15, 2002
-----------------------------------------------------
                  James D. Burnett

               /s/ HAROLD A. DOUTHITT                    Director                          April 15, 2002
-----------------------------------------------------
                 Harold A. Douthitt

                 /s/ JAY B. FEINSOD                      Director                          April 15, 2002
-----------------------------------------------------
                   Jay B. Feinsod

               /s/ JAMES D. HOWENSTINE                   Director                          April 15, 2002
-----------------------------------------------------
                 James D. Howenstine

                 /s/ PETER G. KELLY                      Director                          April 15, 2002
-----------------------------------------------------
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Director                          April 15, 2002
-----------------------------------------------------
                  Robert J. Ladner

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ GEORGE V. SHEFFER                    Director                          April 15, 2002
-----------------------------------------------------
                  George V. Sheffer

                /s/ GILBERT WACHSMAN                     Director                          April 15, 2002
-----------------------------------------------------
                  Gilbert Wachsman

                /s/ JOHN M. WEST, JR.                    Director                          April 15, 2002
-----------------------------------------------------
                  John M. West, Jr.

              /s/ BARBARA B. WILKERSON                   Director                          April 15, 2002
-----------------------------------------------------
                Barbara B. Wilkerson

ITEM 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 PAGE(S)
                                                                 -------
Report of Independent Accountants...........................   F-2
Report of Independent Auditors..............................   F-3
Consolidated Balance Sheet at December 31, 2001 and December
  31, 2000..................................................   F-4
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2001...............   F-5
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2001...............   F-6
Consolidated Statement of Members' Equity for each of the
  three years in the period ended December 31, 2001.........   F-7
Notes to Consolidated Financial Statements..................   F-8 to F-28

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Members of TruServ Corporation

     In our opinion, the consolidated financial statements of TruServ Corporation as of and for the year ended December 31, 2001 and 2000 listed in the index appearing under Item (14)(a)(1) on page F-1 present fairly, in all material respects, the financial position of TruServ Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of December 31, 2001 and 2000 and for the years then ended listed in the index appearing under Item 14(a)(2) on page F-29 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 20, 2002, except as to Note 4
which is as of April 11, 2002

                         REPORT OF INDEPENDENT AUDITORS

To the Members and the Board of Directors
TruServ Corporation

     We have audited the accompanying consolidated balance sheet of TruServ Corporation as of December 31, 1999, and the related consolidated statements of operations, cash flows, and members' equity for the year ended December 31, 1999. Our audit also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TruServ Corporation at December 31, 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the financial statements, in 1999 the Company changed its method of accounting for start-up costs.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
April 14, 2000

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
                                                                    (000'S OMITTED)
Current assets:
  Cash and cash equivalents.................................   $   88,816     $   15,491
  Restricted cash (Note 4)..................................       29,075          3,825
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $9,402,000 and $7,170,000.........      243,275        396,587
  Inventories (Note 2)......................................      333,976        443,663
  Other current assets......................................       16,688         12,274
                                                               ----------     ----------
          Total current assets..............................      711,830        871,840
Properties, net (Note 3)....................................      180,347        216,146
Goodwill, net...............................................       91,474         94,051
Other assets................................................       37,186         53,977
                                                               ----------     ----------
          Total assets......................................   $1,020,837     $1,236,014
                                                               ==========     ==========

                             LIABILITIES AND CAPITALIZATION


Current liabilities:
  Accounts payable..........................................   $  251,657     $  356,196
  Outstanding checks........................................       87,385        129,490
  Accrued expenses..........................................      119,490         85,161
  Short-term borrowings (Note 4)............................      141,755        138,085
  Current maturities of long-term debt, notes and capital
     lease obligations (Notes 4, 5 and 7)...................       93,291         61,351
  Patronage dividend payable in cash........................           --         10,459
                                                               ----------     ----------
          Total current liabilities.........................      693,578        780,742
Long-term debt, including capital lease obligations, less
  current maturities (Notes 4 and 5)........................      236,268        288,928
Deferred credits (Note 12)..................................        8,758          9,821
                                                               ----------     ----------
          Total liabilities and deferred credits............      938,604      1,079,491
                                                               ----------     ----------
Minority interest...........................................           --          4,999
Commitments and contingencies (Note 6)......................           --             --
Members' capitalization:
  Promissory (subordinated) and installment notes, net of
     current portion (Note 7)...............................       42,973         65,846
  Members' equity:
     Redeemable Class A voting common stock, $100 par value;
      750,000 shares authorized; 455,220 and 411,180 shares
      issued and fully paid; 54,840 and 98,880 shares issued
      (net of subscriptions receivable of $1,110,000 and
      $1,922,000)...........................................       49,896         49,084
     Redeemable Class B non-voting common stock and paid-in
      capital, $100 par value; 4,000,000 shares authorized;
      1,731,490 and 1,731,482 shares issued and fully
      paid..................................................      174,448        174,448
     Loss allocation (Note 1)...............................      (89,972)       (92,460)
     Deferred patronage (Note 1)............................      (26,541)       (27,288)
     Accumulated deficit....................................      (68,568)       (17,134)
     Accumulated other comprehensive loss...................           (3)          (972)
                                                               ----------     ----------
          Total members' equity.............................       39,260         85,678
                                                               ----------     ----------
          Total members' capitalization.....................       82,233        151,524
                                                               ----------     ----------
          Total liabilities and members' capitalization.....   $1,020,837     $1,236,014
                                                               ==========     ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     FOR THE YEARS ENDED
                                                        ---------------------------------------------
                                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                            2001           2000            1999
                                                        ------------   ------------    ------------
                                                                       (000'S OMITTED)
Revenues..............................................   $2,619,434     $3,993,642      $4,502,326
                                                         ----------     ----------      ----------
Cost and expenses:
  Cost of revenues....................................    2,355,400      3,716,245       4,320,861
  Logistics and manufacturing expenses................       85,523         87,047          96,267
  Selling, general and administrative expenses........      131,980        120,813         137,636
  Restructuring charges and other related expenses
     (Note 14)........................................       38,522          4,944           7,513
  Interest expense to members.........................        7,842         11,131          14,498
  Other interest expense..............................       55,431         56,575          46,204
  Gain on sale of assets (Note 12)....................       (1,958)       (30,337)        (11,724)
  Other income, net...................................       (3,996)        (7,809)         (1,630)
                                                         ----------     ----------      ----------
                                                          2,668,744      3,958,609       4,609,625
                                                         ----------     ----------      ----------
Net margin/(loss) before income taxes and cumulative
  effect of a change in accounting principle..........      (49,310)        35,033        (107,299)
Income tax expense (Note 8)...........................        1,377            916          17,020
                                                         ----------     ----------      ----------
Net margin/(loss) before cumulative effect of a change
  in accounting principle.............................      (50,687)        34,117        (124,319)
Cumulative effect on prior years of a change in
  accounting principle, net of tax....................           --             --           6,484
                                                         ----------     ----------      ----------
Net margin/(loss).....................................   $  (50,687)    $   34,117      $ (130,803)
                                                         ==========     ==========      ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      FOR THE YEARS ENDED
                                                         ---------------------------------------------
                                                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                             2001           2000            1999
                                                         ------------   ------------   ---------------
                                                                        (000'S OMITTED)
Operating activities:
  Net margin/(loss)....................................    $(50,687)      $ 34,117        $(130,803)
  Adjustments to reconcile net margin/(loss) to net
     cash and cash equivalents provided by/(used for)
     operating activities:
     Cumulative effect of change in accounting
       principle.......................................          --             --            6,484
     Depreciation and amortization.....................      41,519         43,033           41,131
     Provision for losses on accounts and notes
       receivable......................................       6,275          9,147            5,148
     Restructuring charges and other related
       expenses........................................      26,099          1,912               --
     Gain on sale of assets............................      (1,958)       (30,337)         (11,724)
     Changes in operating assets and liabilities:
       Accounts and notes receivable...................     127,000         52,187           63,059
       Inventories.....................................     100,692         38,752          112,703
       Other current assets............................       3,836         (2,337)          26,110
       Accounts payable................................     (92,216)       (81,944)          56,087
       Accrued expenses................................      11,049         14,927            2,229
     Other adjustments, net............................       7,832          4,116           11,183
                                                           --------       --------        ---------
          Net cash and cash equivalents provided by
            operating activities.......................     179,441         83,573          181,607
                                                           --------       --------        ---------
Investing activities:
  Additions to properties..............................     (15,151)       (12,526)         (44,930)
  Proceeds from sale of properties (Note 12)...........      10,511         23,113           39,714
  Changes in restricted cash (Note 4)..................     (25,250)        (3,825)              --
  Changes in other assets..............................       3,388         (8,716)          (5,316)
                                                           --------       --------        ---------
          Net cash and cash equivalents used for
            investing activities.......................     (26,502)        (1,954)         (10,532)
                                                           --------       --------        ---------
Financing activities:
  Payment of patronage dividend........................      (9,483)            --          (14,507)
  Payment of notes, long-term debt and lease
     obligations.......................................     (40,138)       (67,355)         (57,340)
  Proceeds from long-term borrowings...................          --          1,098              731
  Increase/(decrease) in outstanding checks............     (42,105)        26,726           (3,912)
  Increase/(decrease) in short-term borrowings.........      11,300        (28,922)         (91,140)
  Purchase of common stock.............................          --           (599)          (5,359)
  Proceeds from sale of Redeemable Class A common stock
     and subscription receivable.......................         812          1,109              617
                                                           --------       --------        ---------
          Net cash and cash equivalents used for
            financing activities.......................     (79,614)       (67,943)        (170,910)
                                                           --------       --------        ---------
Net increase in cash and cash equivalents..............      73,325         13,676              165
Cash and cash equivalents at beginning of year.........      15,491          1,815            1,650
                                                           --------       --------        ---------
Cash and cash equivalents at end of year...............    $ 88,816       $ 15,491        $   1,815
                                                           ========       ========        =========

See Note 9 for supplemental cash flow information.

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                                REDEEMABLE COMMON STOCK
                                     ----------------------------------------------                              RETAINED
                                            CLASS A                 CLASS B                                     EARNINGS/
                                     ---------------------   ----------------------      LOSS      DEFERRED    (ACCUMULATED
                                     # OF SHARES   AMOUNT    # OF SHARES    AMOUNT    ALLOCATION   PATRONAGE     DEFICIT)
                                     -----------   -------   -----------   --------   ----------   ---------   ------------
                                                             (000'S OMITTED, EXCLUDING SHARE DATA)
Balances at and for the year ended
  December 31, 1998................    557,700     $49,880    1,943,444    $195,643   $      --    $(28,038)    $   1,089
Net loss...........................                                                                              (130,803)
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     375          (375)
Payments from stock subscriptions
  receivable.......................      8,650      2,881
Stock purchased and retired........    (54,910)    (5,491)     (178,647)    (17,864)
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 1999................    511,440     47,270     1,764,797     177,779          --     (27,663)     (130,089)
Net margin.........................                                                                                34,117
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     375          (375)
Loss allocation....................                                                    (113,918)                  113,918
Patronage dividend.................         30          3       225,510      22,551                               (34,705)
Class B stock applied against loss
  allocation.......................                            (214,580)    (21,458)     21,458
Payments from stock subscriptions
  receivable.......................     14,550      3,407
Stock purchased and retired........    (15,960)    (1,596)      (44,245)     (4,424)
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 2000................    510,060     49,084     1,731,482     174,448     (92,460)    (27,288)      (17,134)
Net loss...........................                                                                               (50,687)
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     747          (747)
Payments from stock subscriptions
  receivable.......................         --        812
Other..............................                                   8          --
Matured notes applied against loss
  allocation.......................                                                       2,488
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 2001................    510,060     $49,896    1,731,490    $174,448   $ (89,972)   $(26,541)    $ (68,568)
                                       =======     =======    =========    ========   =========    ========     =========


                                      ACCUMULATED
                                         OTHER         TOTAL          TOTAL
                                     COMPREHENSIVE    MEMBERS'    COMPREHENSIVE
                                     INCOME/(LOSS)     EQUITY     INCOME/(LOSS)
                                     -------------   ----------   -------------
                                       (000'S OMITTED, EXCLUDING SHARE DATA)
Balances at and for the year ended
  December 31, 1998................     $(1,374)     $ 217,200
Net loss...........................                   (130,803)     $(130,803)
Foreign currency translation
  adjustment.......................         528            528            528
Amortization of deferred
  patronage........................                         --
Payments from stock subscriptions
  receivable.......................                      2,881
Stock purchased and retired........                    (23,355)
                                        -------      ---------      ---------
Balances at and for the year ended
  December 31, 1999................        (846)        66,451       (130,275)
                                                                    =========
Net margin.........................                     34,117         34,117
Foreign currency translation
  adjustment.......................        (126)          (126)          (126)
Amortization of deferred
  patronage........................                         --
Loss allocation....................                         --
Patronage dividend.................                    (12,151)
Class B stock applied against loss
  allocation.......................                         --
Payments from stock subscriptions
  receivable.......................                      3,407
Stock purchased and retired........                     (6,020)
                                        -------      ---------      ---------
Balances at and for the year ended
  December 31, 2000................        (972)        85,678         33,991
                                                                    =========
Net loss...........................                    (50,687)       (50,687)
Foreign currency translation
  adjustment.......................         969            969            969
Amortization of deferred
  patronage........................                         --
Payments from stock subscriptions
  receivable.......................                        812
Other..............................                         --
Matured notes applied against loss
  allocation.......................                      2,488
                                        -------      ---------      ---------
Balances at and for the year ended
  December 31, 2001................     $    (3)     $  39,260      $ (49,718)
                                        =======      =========      =========

Redeemable Class A common stock amounts are net of unpaid subscription amounts of $1,110,000 relating to 54,840 issued shares at December 31, 2001; $1,922,000 relating to 98,880 issued shares at December 31, 2000; $3,874,000 relating to 106,380 issued shares at December 31, 1999 and $5,890,000 relating to 178,020 issued shares at December 31, 1998.

   The accompanying notes are an integral part of the Consolidated Financial
                                   Statements

                              TRUSERV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

  Principal business activity

     TruServ Corporation ("TruServ" or the "company") is a member-owned wholesaler of hardware and related merchandise. The company also manufactures and sells paint and paint applicators. The company's goods and services are sold predominantly within the United States, primarily to retailers of hardware, lumber/building materials and related lines, each of whom has purchased 60 shares per store (up to a maximum of 5 stores (300 shares)) of the company's Class A common stock upon becoming a member. The Class A stock is redeemable by the company and has voting rights (the "Redeemable Class A voting common stock"). The company operates as a member-owned wholesaler cooperative. All members are entitled to receive patronage dividend distributions from the company on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with the company's By-Laws the annual patronage dividend is paid to members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the board of directors.

  Business Combination

     On July 1, 1997, pursuant to an Agreement and Plan of Merger dated December 9, 1996 between Cotter & Company ("Cotter"), a Delaware corporation, and ServiStar Coast to Coast Corporation ("SCC"), SCC merged with and into Cotter (the "Merger"), with Cotter being the surviving corporation. This transaction was accounted for as a purchase and Cotter was renamed TruServ Corporation effective with the Merger. Each outstanding share of SCC common stock and SCC Series A stock (excluding those shares canceled pursuant to Article III of the Merger Agreement) were converted into the right to receive one fully paid and non-assessable share of TruServ Redeemable Class A voting common stock and each two outstanding shares of SCC preferred stock were converted into the right to receive one fully paid and non-assessable share of TruServ's Class B common stock, which is redeemable by the company and has no voting rights (the "Redeemable Class B common stock"). A total of 270,500 and 1,170,670 shares of TruServ Redeemable Class A voting common stock and Redeemable Class B common stock, respectively, were issued in connection with the Merger. Also, 231,000 additional shares of TruServ Redeemable Class A voting common stock were issued in exchange for Redeemable Class B common stock to pre-Merger stockholders of Cotter to satisfy the Redeemable Class A voting common stock ownership requirement of 60 shares per store (up to a maximum of 5 stores) applicable to such members as a result of the Merger.

     In connection with the Merger, TruServ recorded a liability in Accrued expenses for costs associated with the Merger plan on July 1, 1997. The schedule below shows the remaining balance of the liability as of December 31, 1998 and the utilization of the reserve in fiscal 1999 and 2000:

                                                            RDC
                                                          SHUTDOWN   SEVERANCE    TOTAL
                                                          --------   ---------   -------
                                                                 (000'S OMITTED)
Balance as of December 31, 1998.........................  $ 2,152     $ 1,848    $ 4,000
Utilization of Reserves.................................   (1,469)     (1,848)    (3,317)
                                                          -------     -------    -------
Balance as of December 31, 1999.........................      683          --        683
Utilization of Reserves.................................     (683)         --       (683)
                                                          -------     -------    -------
Balance as of December 31, 2000.........................  $    --     $    --    $    --
                                                          =======     =======    =======

     During fiscal year 1999, the company completed the following actions in its plan: 1) The company sold its Parkesburg, Piedmont and Portland properties. The company announced the closing of its Westfield, MA distribution center. 2) The company consolidated all latex paint manufacturing at the Cary manufacturing facility. 3) The merger plan specified the elimination of 1,500 SCC employees. As of December 31, 1999

                              TRUSERV CORPORATION
approximately 99% of these employees had been terminated. 4) The company also opened a new distribution center in May 1999.

                                      F-8.1

                              TRUSERV CORPORATION

     The reserve utilization in fiscal 2000 was related to the closure of the Parkesburg, Pennsylvania distribution center.

  Consolidation

     The consolidated financial statements include the accounts of the company and all wholly owned subsidiaries. The consolidated statement of operations and cash flows also include the activities of TruServ Canada Cooperative, Inc., a Canadian member-owned wholesaler of hardware, through the date of sale of October 22, 2001. The consolidated balance sheet at December 31, 2001 excludes TruServ Canada Cooperative, Inc.

     The company does not have any special purpose entities ("SPE's").

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year's presentation, including the reclassification of merger integration costs into logistic and manufacturing expenses and selling, general and administrative expenses, as well as the reclassification of restructuring charges and other related expenses from logistic and manufacturing expenses and selling, general and administrative expenses. These reclassifications had no effect on Net margin/(loss) for any period or on Total members' equity at the balance sheet dates.

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

  Patronage dividend

     No patronage dividends were declared for the fiscal year ended December 31, 2001. Patronage dividends in the amount of $34,705,000 were paid on March 31, 2001 related to the fiscal year ended December 31, 2000, approximately thirty percent of which were paid in cash (TruServ By-Laws and the IRS require that the payment of at least twenty percent of patronage dividends be in cash). The remainder was paid through the issuance of the company's Redeemable Class B common stock and, in certain cases, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of the company. The Redeemable Class B common stock issued for the December 31, 2000 patronage dividend has been designated as qualified notices of allocation. No patronage dividends were declared for the fiscal year ended December 31, 1999.

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

     TruServ has initiated a moratorium, effective March 17, 2000, on the redemption of its stock. The amended debt agreements preclude the lifting of the stock moratorium until June 2004 except for allowed hardship cases, not to exceed $2,000,000 annually. Subsequent to the lenders' lifting of the prohibition against stock redemptions, the board of directors will consider the financial condition of TruServ, and will not lift the

                              TRUSERV CORPORATION
moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. As of February 19, 2002, the amount of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium is approximately $27,569,000 after the offset of the Loss allocation account. The $27,569,000 includes approximately $11,699,000 related to the Class A common stock historically paid out at time of redemption and $34,712,000 related to Class B common stock historically paid out in five equal annual installments, offset by the amount of the Loss allocation accounts related to the Class B common stock in an aggregate amount of $18,842,000.

  Loss allocation to members and Accumulated deficit

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

     TruServ has retained the fiscal 2001 loss as part of the accumulated deficit account. A final determination of whether to retain or distribute the fiscal 2001 loss to members will be made prior to filing the 2001 Federal tax return. Nevertheless, members will be assigned a share in this loss based generally on their patronage in the years to which the loss relates. TruServ has the right to use 100% of future patronage income to offset the Accumulated deficit account as well as to set off the Accumulated deficit account against other amounts owed to members. In the event a member leaves TruServ, any remaining portion of the member's share of the Accumulated deficit account will be offset against amounts due to the member upon redemption.

  Cash equivalents

     The company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

  Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs (such as logistics, manufacturing and support costs) incurred to bring inventory to its existing location for resale. These indirect costs are treated as product costs, classified in inventory and subsequently recorded as cost of revenues as the product is sold (see Note 2).

  Properties

     Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements -- 10 to 40 years; machinery and warehouse, office and computer equipment and software -- 5 to 10 years; transportation equipment -- 3 to 7 years; and leasehold improvements -- the lesser of the life of the lease, without regard to options for renewal, or the useful life of the underlying property.

                              TRUSERV CORPORATION

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over 40 years. Amortization of goodwill was approximately $2,577,000, $3,054,000 and $2,591,000 for fiscal year 2001, 2000 and 1999, respectively.

  Conversion funds

     In connection with the Merger, the company made available to the members funds to assist their stores in defraying various conversion costs associated with the Merger and costs associated with certain upgrades and expansions of their store. The total amount of conversion funds distributed was $27,175,000 with an amortization period of 5 years. The annual amortization expense for fiscal year 2001, 2000 and 1999 was $5,747,000, $4,385,000 and $3,466,000,
respectively. The unamortized balance at December 31, 2001 was approximately $12,113,000. The members agree to refund to TruServ all or a portion of the conversion funds in the event of default during the five fiscal years following the date of the agreement. Any uncollectible amounts are written off to expense.

  Asset impairment

     For purposes of determining impairment, management reviews long-lived assets based on a geographic region or revenue producing activity as appropriate. Such impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the region or activity, such assets would be determined to be impaired and would be written down to fair value. In fiscal 2001, TruServ recorded asset impairment charges of $8,899,000 related to its Brookings, South Dakota distribution center and certain equipment at its Hagerstown, Maryland distribution center. There were no impairment charges recorded in fiscal 2000 or 1999.

  Start-up costs

     In April 1998, the AICPA issued Statement of Position ("SOP") 98-5, "Reporting the Costs of Start-up Activities." The SOP was effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs was written off as of January 1, 1999 as a cumulative effect of an accounting change and resulted in an increase in the 1999 net loss of $6,484,000, net of tax.

  Revenue recognition

     The company's policy is to recognize revenues from product sales and services when earned, as in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales.

  Advertising expenses

     Advertising costs are expensed in the period the advertising takes place. Such costs amounted to $59,275,000, $82,675,000 and $81,337,000 in fiscal year 2001, 2000 and 1999, respectively, and are included in Cost of revenues.

                              TRUSERV CORPORATION

  Amortization of bank financing fees

     Amounts paid for bank fees incurred in connection with the company's financing arrangements are capitalized and amortized to interest expense over the lives of the underlying financing agreements. The costs incurred for the attempted asset based lending refinancing were expensed as incurred.

  Repairs and maintenance expense

     Expenditures which extend the useful lives of the company's property and equipment are capitalized and depreciated on a straight line basis over the remaining useful lives of the underlying assets. Otherwise, repair and maintenance expenditures are expensed as incurred.

  Research and development costs

     Research and development costs related to the company's manufacturing operations are expensed as incurred. Such costs amounted to $1,003,000, $993,000 and $965,000 in fiscal year 2001, 2000 and 1999, respectively, and are included in Logistic and manufacturing expenses.

  Shipping and handling costs

     Amounts billed to customers for shipping and handling costs are included in Revenues. Amounts incurred for shipping and handling are included in Cost of revenues.

  Income taxes

     Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2001, TruServ concluded that it is more likely than not that there would not be sufficient future taxable earnings to utilize the operating loss carryforwards and a full tax valuation allowance was required. The valuation allowance will not be adjusted until TruServ provides sufficient evidence to support the realization of this asset.

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

  Fair value of financial instruments

     The carrying amounts of the company's financial instruments, which were comprised primarily of accounts and notes receivables, accounts payable, short-term borrowings, long-term debt and promissory (subordinated) and installment notes, approximate fair value. Fair value was estimated using discounted cash

                              TRUSERV CORPORATION
flow analyses, based on the company's incremental borrowing rate for similar borrowings. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rates approximating market rates and as a result of such facilities having been renegotiated in fiscal 2002 (see Note 4). These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  Concentration of credit risk

     Credit risk pertains primarily to the company's trade receivables. The company extends credit to its members as part of its day-to-day operations. The company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, the company believes that its allowance for doubtful accounts is adequate with respect to member credit risks. Also, TruServ's Certificate of Incorporation and By-Laws specifically provide that TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ has exercised these set off rights when TruServ notes and interest came due to former members with outstanding merchandise accounts receivable to TruServ and current members with past due merchandise accounts receivable to TruServ.

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New accounting pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combination," and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combination initialized after June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, the company will not amortize goodwill beginning in fiscal 2002. The goodwill amortization expense during fiscal 2001 was approximately $2,577,000. TruServ is in the process of finalizing its initial impairment assessment as required by SFAS No. 142, but does not expect the adoption of this standard as of January 1, 2002 to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for TruServ. The company is currently evaluating the impact this standard will have on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. SFAS No. 144 is effective January 1, 2002 for TruServ. The company is currently evaluating the impact this standard will have on its financial statements.

                              TRUSERV CORPORATION

2. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (000'S OMITTED)
Manufacturing inventories:
  Raw materials.............................................  $  1,607   $  2,242
  Work-in-process and finished goods........................    22,298     30,705
                                                              --------   --------
                                                                23,905     32,947
Merchandise inventories.....................................   310,071    410,716
                                                              --------   --------
                                                              $333,976   $443,663
                                                              ========   ========

     The amount of indirect costs included in ending inventory at December 31, 2001 and 2000 was $23,272,000 and $29,144,000, respectively. Indirect costs incurred for fiscal year 2001 and 2000 were $115,162,000 and $133,907,000, respectively.

     In fiscal 2001, the Company recorded physical inventory adjustments aggregating $4,800,000 (as an increase to Inventory and a reduction to Cost of revenues) principally in the third and fourth quarters of the year. In fiscal 2000, the Company recorded physical inventory adjustments aggregating $22,200,000 (as an increase to Inventory and a reduction to Cost of revenues) principally in the fourth quarter of the year.

3. PROPERTIES

     Properties consisted of the following at December 31:

                                                                2001        2000
                                                              ---------   ---------
                                                                 (000'S OMITTED)
Buildings and improvements..................................  $ 176,414   $ 189,732
Machinery and warehouse equipment...........................     91,842      96,696
Office and computer equipment...............................    156,644     157,417
Transportation equipment....................................     40,961      38,204
                                                              ---------   ---------
                                                                465,861     482,049
Less accumulated depreciation...............................   (294,842)   (276,170)
                                                              ---------   ---------
                                                                171,019     205,879
Land........................................................      9,328      10,267
                                                              ---------   ---------
                                                              $ 180,347   $ 216,146
                                                              =========   =========

     Depreciation expense for fiscal year 2001, 2000 and 1999 was $33,195,000, $35,594,000 and $35,074,000, respectively.

                              TRUSERV CORPORATION

4. LONG-TERM DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of the following at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (000'S OMITTED)
Senior Notes (rates at December 31, 2001/2000):
  13.85% / 11.85%...........................................  $ 28,000   $ 32,000
  12.63% / 10.63%...........................................    50,000     50,000
  12.16% / 10.16%...........................................    21,429     25,000
  12.60% / 10.10%...........................................   105,000    105,000
  12.04% / 10.04%...........................................    50,000     50,000
  11.98% / 9.98%............................................    25,000     25,000
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 5.3% to 7.83%...........     7,819     18,624
Capital lease obligations (Note 5)..........................     2,678      2,645
                                                              --------   --------
                                                               289,926    308,269
Less amounts due within one year............................   (53,658)   (19,341)
                                                              --------   --------
                                                              $236,268   $288,928
                                                              ========   ========

     Principal payment schedule for long-term debt:

                                                    BALANCE
                                                 AS OF 12/31/01   CURRENT    2003      2004      2005      2006     THEREAFTER
                (000'S OMITTED)                  --------------   -------   -------   -------   -------   -------   ----------
Senior notes: (rates at December 31,
  2001/2000):
  13.85% / 11.85%..............................     $ 28,000      $ 4,000   $ 4,000   $ 4,000   $ 6,000   $ 6,500    $  3,500
  12.63% / 10.63%..............................       50,000        4,545     4,545     4,545     4,545     4,545      27,275
  12.16% / 10.16%..............................       21,429        3,571     3,571     3,571     3,571     3,571       3,574
  12.60% / 10.1%...............................      105,000       10,500    15,750    15,750    15,750    15,750      31,500
  12.04% / 10.04%..............................       50,000           --        --        --        --    10,000      40,000
  11.98% / 9.98%...............................       25,000       25,000        --        --        --        --          --
                                                    --------      -------   -------   -------   -------   -------    --------
                                                     279,429       47,616    27,866    27,866    29,866    40,366     105,849
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 5.3% to
    7.83%......................................        7,819        4,611     3,102       106        --        --          --
Capital lease obligations......................        2,678        1,431       424       441       311        71          --
                                                    --------      -------   -------   -------   -------   -------    --------
Total..........................................     $289,926      $53,658   $31,392   $28,413   $30,177   $40,437    $105,849
                                                    ========      =======   =======   =======   =======   =======    ========

     The company had outstanding borrowings under its revolving credit facility agreement of $140,000,000 and $127,000,000 at December 31, 2001 and 2000,
respectively. The $140,000,000 outstanding as of December 31, 2001 includes approximately $57,000,000 of cash recorded in cash and cash equivalents that is available to reduce this amount to $83,000,000. The weighted average interest rate on these borrowings was 9.9% and 8.9% for the years ended December 31, 2001 and 2000, respectively. The average 2001 interest rate reflects the inclusion of a 2% default premium.

     On March 26, 2001, TruServ reported that, as of February 24, 2001, it failed to comply with a covenant under the revolving credit facility and senior note agreements that required it to achieve a minimum monthly borrowing base ratio. This constituted an "event of default" under which the senior notes and amounts outstanding under the credit facility would become callable as immediately payable. Accordingly, these amounts were classified as current liabilities as of December 31, 2000.

     On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remains at $200 million. There are,

                              TRUSERV CORPORATION
however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

     The amendments to the various senior notes maintain the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the proceeds from certain asset sales, amortization of certain notes receivable and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The commitment under the revolving credit facility will be permanently reduced by the amount of the prepayments allocated and paid on the revolving credit facility.

     The amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The term of the revolving credit facility is accelerated to June 30, 2003, if on that date: total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. The senior lenders may accelerate their notes if the company does not have a revolving credit facility in place to fund its seasonal cash flows.

     The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain other customary covenants, representations and warranties, funding conditions and events of default.

     These amendments eliminate the "event of default" discussed above and, accordingly, the long-term portions of the senior notes are no longer recorded as a component of current debt at December 31, 2001 or 2000.

     The redeemable (subordinated) term notes have two to four year terms and are issued in exchange for promissory (subordinated) notes that were held by promissory note holders who do not own the company's Redeemable Class A voting common stock. They are also available for purchase by investors that are affiliated with the company.

     The company's Canadian operations, TruServ Canada Cooperative Inc., had short-term borrowings of $7,736,000 at December 31, 2000. TruServ Canada Cooperative Inc. was sold on October 22, 2001. As such, the consolidated balance sheet excludes the TruServ Canada Cooperative, Inc. as of December 31, 2001.

     The company provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. The amount of member loans guaranteed by the company was approximately

                              TRUSERV CORPORATION

$3,966,000 and $6,710,000 as of December 31, 2001 and 2000, respectively. The balance of $3,966,000 as of December 31, 2001 includes approximately $800,000 that will mature in fiscal 2002.

     Restricted cash consisted of the following at December 31:

                                                               2001      2000
                                                              -------   ------
                                                              (000'S OMITTED)
Letters of credit...........................................  $11,392   $2,820
Proceeds from sale of assets available for debt reduction by
  the collateral agent......................................   10,906       --
Lockbox cash management deposit requirements................    4,000       --
Redeemable (subordinated) notes.............................    1,746        5
Escrow......................................................    1,031    1,000
                                                              -------   ------
                                                              $29,075   $3,825
                                                              =======   ======

     As a result of the debt covenant violation, TruServ's current lenders require that it maintains a minimum cash management deposit in its lockbox accounts, cash collateralize all letters of credit and hold the proceeds from the sale of properties in a restricted cash account with the collateral agent to be used for debt reduction.

5. LEASE COMMITMENTS

     The company rents buildings and warehouses, and office, computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term non-cancelable operating leases, together with the present value of the net minimum lease payments, as of December 31, 2001:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                                (000'S OMITTED)
  2002......................................................  $1,553    $ 21,235
  2003......................................................     464      18,237
  2004......................................................     464      14,309
  2005......................................................     358      12,672
  2006......................................................      85       9,875
  Thereafter................................................      --      49,429
                                                              ------    --------
Net minimum lease payments..................................  $2,924    $125,757
                                                                        ========
Less amount representing interest...........................     246
                                                              ------
Present value of net minimum lease payments.................   2,678
Less amount due within one year.............................   1,431
                                                              ------
                                                              $1,247
                                                              ======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value, which is related to the lessor's book value at the expiration of the lease term.

     The Hagerstown, Maryland distribution center is subject to a synthetic lease with monthly payments that are recorded in Other interest expense. The lease payment commitments are for three years with two one-year renewal options and a principal payment due at the expiration of the lease agreement. All obligations under this lease arrangement are guaranteed by the company. The synthetic lease has a principal balance of $40 million which is due at the end of the lease term. This debt and the original cost of the facility are not recorded in the company's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." The difference between the lease obligation

                              TRUSERV CORPORATION
and management's estimation of the fair value of the building is recorded in accrued expenses at December 31, 2001 as a cost to exit the facility (see Note
14).

     Rent expense under operating leases was $25,338,000, $29,942,000 and $31,702,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6. COMMITMENTS AND CONTINGENCIES

     The company is involved in various claims and lawsuits incidental to its business. The following significant matters existed at December 31, 2001:

     In June 2000 former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). The plaintiffs in the action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar Coast to Coast and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaint states that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not further specified. Discovery has recently commenced in the action and it is too early to determine the extent of the damages being claimed. In March 2001, a similar action was brought on behalf of additional former members in the same court, by the same law firm. The complaint alleges substantially similar claims as those made in the June 2000 action, except that the March 2001 action relates to the ServiStar brand name instead of the Coast to Coast brand name. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined. In total, approximately 40 former members have brought claims against TruServ based on this type of allegation in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois).

     In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member against certain present and former directors of TruServ and against TruServ. The plaintiff in the lawsuit seeks to proceed on a class-action basis on behalf of all those affected by the moratorium and the creation of the loss allocation accounts. The complaint alleges that the named directors breached their fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999 and that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring a moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit is in an early stage and the extent of the damages being claimed has not yet been determined.

     In October 1999, Paul Pentz, a former president of TruServ, filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against TruServ alleging he is due bonus and retirement compensation payments in addition to amounts already paid to him. TruServ has filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of TruServ. Mr. Pentz's motion to dismiss the counterclaim was denied. Trial has been scheduled for June 2002.

     TruServ intends to vigorously defend all of these cases.

                              TRUSERV CORPORATION

7. PROMISSORY (SUBORDINATED) AND INSTALLMENT NOTES

     Promissory (subordinated) and installment notes consisted of the following at December 31:

                                                                2001       2000
                                                              --------   --------
                                                                (000'S OMITTED)
Promissory (subordinated) notes:
  Due on December 31, 2001 -- 5.74%.........................  $     --   $ 14,376
  Due on December 31, 2001 -- 8.06%.........................        --     22,237
  Due on December 31, 2002 -- 7.86%.........................    23,253     23,259
  Due on December 31, 2003 -- 7.90%.........................    19,731     22,525
  Due on December 31, 2004 -- 9.00% to 10.00%...............    19,963         --
  Due on December 31, 2005 -- 7.90%.........................     1,304      1,692
Term (subordinated) notes
  Due on June 30, 2002 -- 8.06%.............................    12,393     12,408
Installment notes at interest rates of 4.75% to 8.20% with
  maturities through 2004...................................     5,962     11,359
                                                              --------   --------
                                                                82,606    107,856
Less amounts due within one year............................   (39,633)   (42,010)
                                                              --------   --------
                                                              $ 42,973   $ 65,846
                                                              ========   ========

     Prior to 1997, promissory notes were issued for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of TruServ as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three-year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The company anticipates that this practice of extending notes will continue and, accordingly, these notes are classified as a component of capitalization.

     Total maturities of promissory and installment notes for fiscal years 2002, 2003, 2004 and 2005 are $39,633,000, $21,658,000, $20,011,000 and $1,304,000
respectively.

     Amounts shown as scheduled repayments in 2002 are the stated note amounts; however, it is an event of default in the amended debt agreements if payments of subordinated notes exceed $24,000,000 and $14,000,000 in 2002 and 2003, respectively. TruServ will seek members' consent to extend the note due dates in exchange for an increase in the interest rate.

     Term notes were issued in connection with the redemption of excess Redeemable Class B common stock. Term notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of TruServ as specified by its board of directors.

                              TRUSERV CORPORATION

8. INCOME TAXES

     Income tax expense/(benefit) consisted of the following for the years ended December 31:

                                                               2001    2000    1999
                                                              ------   ----   -------
                                                                  (000'S OMITTED)
Current:
  Federal...................................................  $  203   $231   $    --
  State.....................................................     194    315       460
  Foreign...................................................     641    306       281
                                                              ------   ----   -------
  Total current.............................................   1,038    852       741
                                                              ------   ----   -------
Deferred:
  Federal...................................................      --     --    14,010
  State.....................................................      --     --     2,472
  Foreign...................................................     339     64      (203)
                                                              ------   ----   -------
  Total deferred............................................      --     64    16,279
                                                              ------   ----   -------
                                                              $1,377   $916   $17,020
                                                              ======   ====   =======

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

                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (000'S OMITTED)
Tax at U.S. statutory rate............................  $(19,224)  $ 12,262   $    --
Effects of:
  Patronage dividend..................................        --    (12,233)       --
  State income taxes, net of federal tax benefit......       126        205     1,906
  Increase/(decrease) in valuation allowance..........    18,353     (2,503)   14,010
  Non-deductible goodwill.............................       902      2,819        --
  Other, net..........................................     1,220        366     1,104
                                                        --------   --------   -------
                                                        $  1,377   $    916   $17,020
                                                        ========   ========   =======

     Deferred income taxes reflect the net tax effects of net operating loss carryforwards, which expire in years through 2021; alternative minimum tax credit carryforwards and nonqualified notices of allocations, which do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. To the extent tax benefits are subsequently recognized in excess of the net deferred tax assets, approximately $28,800,000 of the reduction in the valuation allowance for deferred tax assets will result in a reduction of goodwill.

     In 2001, the increase in the valuation allowance was due to the increase in net operating loss carryforwards and other deferred tax assets that, along with all other previously recorded deferred tax assets, have a full valuation allowance because the company has concluded that it is more likely than not that there would not be sufficient future taxable earnings to utilize these assets.

                              TRUSERV CORPORATION

     The significant components of the company's deferred tax assets and liabilities were as follows for the years ended December 31:

                                                                2001        2000
                                                              ---------   --------
                                                                (000'S OMITTED)
Deferred tax assets:
  Net operating loss carryforwards..........................  $  65,440   $ 58,462
  AMT credit carryforward...................................        784        784
  Nonqualified notices of allocation........................     13,548     13,548
  Bad debt provision........................................      3,761      2,744
  Vacation pay..............................................      2,617      2,996
  Book depreciation in excess of tax depreciation...........         --        532
  Inventory reserves........................................      1,272      1,272
  Rent expense..............................................      2,623      2,458
  Merger-related valuations and accruals....................      2,160      2,936
  Inventory capitalization..................................      2,657      2,657
  Severance.................................................      5,304      1,327
  Facility exit costs.......................................      7,574         --
  Other.....................................................      5,302      4,412
                                                              ---------   --------
Total deferred tax assets...................................    113,042     94,128
Valuation allowance for deferred tax assets.................   (110,537)   (89,700)
                                                              ---------   --------
Net deferred tax assets.....................................      2,505      4,428
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........        960         --
  Contributions to fund retirement plans....................        414      3,296
  Other.....................................................      1,131      1,132
                                                              ---------   --------
Total deferred tax liabilities..............................      2,505      4,428
                                                              ---------   --------
Net deferred taxes..........................................  $      --   $     --
                                                              =========   ========

9. SUPPLEMENTAL CASH FLOW INFORMATION

     The patronage dividend and promissory (subordinated) and redeemable (subordinated) term note renewals relating to non-cash operating and financing activities were as follows for the years ended December 31:

                                                          2001      2000       1999
                                                         -------   -------   --------
                                                               (000'S OMITTED)
Patronage dividend payable in cash.....................  $  (976)  $10,459   $     --
Accrued expenses.......................................     (569)       --         --
Promissory (subordinated) notes........................   (5,888)   (1,820)    (5,436)
Redeemable Class A voting common stock.................       --         3         --
Redeemable Class B common stock........................       --    (2,733)   (15,974)
Installment notes......................................      (50)    2,515      9,722
Loss allocation........................................    2,488    21,458         --
Member indebtedness....................................    4,995     4,823     11,688
                                                         -------   -------   --------
  Patronage dividend...................................  $    --   $34,705   $     --
                                                         =======   =======   ========
Note renewals and interest rollover....................  $21,936   $22,525   $ 36,385
                                                         =======   =======   ========

                              TRUSERV CORPORATION

     TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercised its set off rights in 2001, when TruServ notes and interest came due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $7,483,000, which decreased the loss allocation account by $2,488,000 and accounts receivable by $4,995,000 during 2001. $976,000 of the offset to accounts receivable was generated from the payment of the fiscal 2000 patronage dividend in 2001, which reduced the cash payment from $10,459,000 to $9,483,000.

     The company's non-cash financing and investing activities in fiscal year 2001 include $1,300,000 related to a note received for the sale of its Indianapolis, Indiana property. In fiscal year 2000, the company's non-cash financing and investing activities are due to an asset sale and related agreements with Builder Marts of America, Inc. that included a note receivable of $19,500,000 and debit memos of $4,000,000. The company's non-cash financing and investing activities in fiscal year 1999 include $305,000 related to the acquisition of transportation equipment by entering into capital leases.

     Cash paid for interest during fiscal years 2001, 2000 and 1999 totaled $59,048,000, $60,059,000 and $58,730,000, respectively. Cash paid for income taxes during fiscal years 2001, 2000 and 1999 totaled $133,000, $777,000 and $848,000, respectively.

10. BENEFIT PLANS

     The change in the projected benefit obligation and in the plan assets for the company administered pension plans were as follows for the years ended December 31:

                                                                2001        2000
                                                              --------    ---------
                                                                 (000'S OMITTED)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 76,498    $ 160,727
  Service cost..............................................     5,850        6,414
  Interest cost.............................................     4,874        9,474
  Benefit payments..........................................      (391)      (4,980)
  Actuarial losses..........................................    13,180       18,946
  Plan amendments...........................................   (10,678)          --
  Settlements...............................................   (25,693)    (114,083)
                                                              --------    ---------
  Projected benefit obligation at end of year...............    63,640       76,498
                                                              --------    ---------
Change in plan assets:
  Fair value of plan assets at beginning of year............    76,501      178,426
  Actual return on assets...................................    (3,086)       3,068
  Employer contributions....................................     7,047       14,070
  Benefit payments..........................................      (391)      (4,980)
  Settlements...............................................   (25,695)    (114,083)
                                                              --------    ---------
  Fair value of plan assets at end of year..................    54,376       76,501
                                                              --------    ---------
Reconciliation of funded status:
  Funded status.............................................    (9,264)           3
  Unrecognized transition asset.............................      (361)        (788)
  Unrecognized prior service cost...........................    (5,436)       5,792
  Unrecognized actuarial loss...............................    19,395        5,815
                                                              --------    ---------
  Prepaid expense...........................................  $  4,334    $  10,822
                                                              ========    =========

                              TRUSERV CORPORATION

     The company has a prepaid pension expense of $4,334,000 and $10,822,000 at December 31, 2001 and 2000, respectively. The full prepaid pension expense at December 31, 2001 is classified in "Other current assets." The prepaid pension expense at December 31, 2000 consists of a short term portion of $4,280,000 classified in "Other current assets" and a long term portion of $6,542,000 classified in "Other assets."

     One of TruServ's pension plans is the supplemental executive retirement plan ("SERP"), which is an unfunded unqualified defined benefit plan. The funded status in the table above is net of a prepaid pension asset of $1,636,000 and accrued pension liability of $1,279,000 related to the SERP at December 31, 2001 and 2000, respectively, due to the early separation of former executives in 2001.

     The components of net periodic pension cost for the company administered pension plans were as follows for the years ended December 31:

                                                       2001        2000        1999
                                                      -------    --------    --------
                                                              (000'S OMITTED)
Components of net periodic pension cost:
  Service cost......................................  $ 5,850    $  6,414    $  8,377
  Interest cost.....................................    4,874       9,474      12,312
  Expected return on assets.........................   (5,986)    (12,987)    (15,951)
  Amortization of transition assets.................     (311)       (529)       (720)
  Amortization of prior service cost................      550         951         984
  Amortization of actuarial (gain)/loss.............      278         (91)         53
  Special termination benefit.......................       --          --       1,597
  Curtailment loss..................................       --          --         112
  Settlement (gain)/loss............................    8,280      (1,965)     (5,075)
                                                      -------    --------    --------
          Net pension cost..........................  $13,535    $  1,267    $  1,689
                                                      =======    ========    ========

     In the third quarter of fiscal year 2000, the company purchased from an insurance company non-participating annuity contracts to satisfy pension obligations related to certain former employees who were fully vested in their pension benefits. As a result of this transaction, the company recognized a pre-tax gain of approximately $5 million in fiscal year 2000 related to the settlement of these pension obligations. Such gain has been recorded as Other income, net. This gain was offset in the fourth quarter by approximately $3 million due to market value decreases on assets and settlement losses on vested employees leaving the plan.

     TruServ is amending and restating the pension plan and has amended and restated the SERP, both effective January 1, 2002. The significant change to the pension plan is that credits for service beginning January 1, 2002 will be reduced from a 2%-12% scale to a 1%-9% scale. The significant changes to the supplemental plan include years of service that are credited will be limited to years of service as an officer, "average compensation" will exclude long-term incentive payments and years of service will accrue at 33% per year with no increase at age 55.

     The company also participates in union-sponsored defined contribution plans. Costs related to these plans were $30,000, $169,000 and $315,000 for fiscal year 2001, 2000 and 1999, respectively.

     Plan assets consist primarily of publicly traded common stocks and corporate debt instruments.

                              TRUSERV CORPORATION

     The assumptions used to determine TruServ's pension obligations for all plans were as follows for the years ended December 31:

                                                              2001    2000
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  7.00%   7.50%
  Expected return on assets.................................  8.50%   9.50%
  Rate of compensation increase.............................  4.50%   4.50%

     TruServ also maintains a defined benefit retirement medical plan for former SCC employees who met certain age and service criteria that was frozen at the time of the Merger. The company contributes $105 per month per person for such employees who elect coverage for themselves and their dependents. The company also maintains similar benefits for some former SCC executives who were also contractually eligible for such coverage.

     The change in the benefit obligation and in the plan's assets for the company's post-retirement plan, as well as the components of net periodic post-retirement benefit cost, was as follows for the years ended December 31:

                                                               2001       2000
                                                              -------    -------
                                                               (000'S OMITTED)
Change in benefit obligation:
  Accumulated post-retirement benefit obligation at
     beginning of year......................................  $ 4,747    $ 4,554
  Interest cost.............................................      350        354
  Claims paid...............................................     (427)      (427)
  Actuarial losses..........................................      302        266
                                                              -------    -------
  Accumulated post-retirement benefit obligation at end of
     year...................................................    4,972      4,747
                                                              -------    -------
Change in plan assets:
  Fair value of plan assets at beginning of year............       --         --
  Employer contribution.....................................      427        427
  Claims paid...............................................     (427)      (427)
                                                              -------    -------
  Fair value of plan assets at end of year..................       --         --
                                                              -------    -------
Reconciliation of funded status:
  Funded status.............................................   (4,972)    (4,747)
  Unrecognized actuarial losses.............................      326         23
                                                              -------    -------
  Net amount recognized.....................................   (4,646)    (4,724)
                                                              -------    -------
Component of net periodic post-retirement benefit cost:
  Interest cost.............................................      350        354
                                                              -------    -------
  Net periodic benefit cost.................................  $   350    $   354
                                                              =======    =======

     The effect of a one percentage point increase in the medical trend rate would increase the service and interest cost components by $11,000 and the post-retirement benefit obligation by $151,000. The effect of a one percentage point decrease in the medical trend rate would decrease the service and interest cost components by $9,000 and the post-retirement benefit obligation by $126,000.

                              TRUSERV CORPORATION

     The assumptions used to determine TruServ's health benefit obligations were as follows for the years ended December 31:

                                                              2001    2000
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  7.00%   7.50%
  Medical trend rate........................................  5.00%   5.00%

11. SEGMENT INFORMATION

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

                                                                DECEMBER 31, 2001
                                     ------------------------------------------------------------------------
                                                       PAINT                     ELIMINATION
                                                   MANUFACTURING               OF INTERSEGMENT   CONSOLIDATED
                                      HARDWARE    AND DISTRIBUTION    OTHER         ITEMS           TOTALS
                                     ----------   ----------------   -------   ---------------   ------------
                                                                 (000'S OMITTED)
Net sales to external customers....  $2,404,553       $130,484       $84,397       $    --        $2,619,434
Intersegment sales.................          --          1,649            --        (1,649)               --
Interest expense...................      58,967          3,819           487            --            63,273
Depreciation and amortization......      39,344          1,671           504            --            41,519
Segment net margin/(loss)..........     (64,562)        12,826         1,049            --           (50,687)
Identifiable segment assets........     976,781         41,712         2,344            --         1,020,837
Expenditures for long-lived
  assets...........................      14,188            615           348            --            15,151

                                                                DECEMBER 31, 2000
                                    -------------------------------------------------------------------------
                                                      PAINT                      ELIMINATION
                                                  MANUFACTURING                OF INTERSEGMENT   CONSOLIDATED
                                     HARDWARE    AND DISTRIBUTION    OTHER          ITEMS           TOTALS
                                    ----------   ----------------   --------   ---------------   ------------
                                                                 (000'S OMITTED)
Net sales to external customers...  $3,745,524       $139,109       $109,009       $    --        $3,993,642
Intersegment sales................          --          1,856             --        (1,856)               --
Interest expense..................      62,184          4,661            861            --            67,706
Depreciation and amortization.....      40,482          1,752            799            --            43,033
Segment net margin/(loss).........      24,984          9,000            133            --            34,117
Identifiable segment assets.......   1,162,319         52,020         21,675            --         1,236,014
Expenditures for long-lived
  assets..........................      11,365            627            534            --            12,526

                              TRUSERV CORPORATION

                                                                DECEMBER 31, 1999
                                    -------------------------------------------------------------------------
                                                      PAINT                      ELIMINATION
                                                  MANUFACTURING                OF INTERSEGMENT   CONSOLIDATED
                                     HARDWARE    AND DISTRIBUTION    OTHER          ITEMS           TOTALS
                                    ----------   ----------------   --------   ---------------   ------------
                                                                 (000'S OMITTED)
Net sales to external customers...  $4,242,572       $148,001       $111,753       $    --        $4,502,326
Intersegment sales................          --          1,810             --        (1,810)               --
Interest expense..................      53,993          6,014            695            --            60,702
Depreciation and amortization.....      38,576          1,704            851            --            41,131
Segment net margin/(loss).........    (146,200)        14,707            690            --          (130,803)
Identifiable segment assets.......   1,247,320         63,975         24,102            --         1,335,397
Expenditures for long-lived
  assets..........................      41,906          2,207            817            --            44,930

     The company does not have a significant concentration of members in any geographic region of the United States or in any foreign countries.

12. ASSET SALES

     Effective December 29, 2000, the company sold the assets, primarily inventory, of the lumber and building materials ("LBM") business, comprising fiscal year 2000 sales of approximately $1.1 billion, to Builder Marts of America, Inc. ("BMA"). In connection with this sale, the company received consideration of $20.2 million in cash (of which $1.0 million was held in escrow until December 31, 2001 to satisfy any contingencies or disputes between the parties and which, accordingly, is classified as Restricted cash), a $19.5 million note receivable (payable in annual installments through December 31, 2007 and carrying an interest rate of 7.75% per annum) and $4.0 million in debit memos to be used as an offset against amounts payable to BMA existing at the date of the sale. Additionally, the company recorded deferred credits totaling $9.5 million related to certain non-compete, cooperation, trademark and license, and lease agreements entered into with BMA; such amount will be amortized to income over the lives of the underlying agreements, generally 5-10 years. The company also relieved $4.6 million of goodwill (net) and $0.7 million of inventory related to the LBM business at the time of the sale. As a result of the above, the company recognized a gain of $28.9 million in the fourth quarter of 2000, which is recorded in Gain on sale of assets.

     Effective October 22, 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate to the current management group of the cooperative. Net proceeds from the transaction were $9,654,000. The company recorded a net gain of $1,550,000 which is recorded in Gain on sale of assets.

13. QUARTERLY FINANCIAL SUMMARY

     Selected quarterly financial information for each of the four quarters in fiscal 2001 and 2000 is as follows (000's omitted):

                                         FIRST        SECOND       THIRD        FOURTH
                                        QUARTER      QUARTER      QUARTER      QUARTER
                                       ----------   ----------   ----------   ----------
2001
  Revenues...........................  $  654,350   $  747,765   $  621,977   $  595,342
  Net margin/(loss) before income
     taxes...........................     (13,900)       2,847       (2,345)     (35,912)
  Net margin/(loss)..................     (13,936)       2,573       (2,477)     (36,847)
2000
  Revenues...........................  $1,027,605   $1,137,262   $  944,269   $  884,506
  Net margin/(loss) before income
     taxes...........................      (8,869)      11,940        9,663       22,299(1)
  Net margin/(loss)..................      (8,924)      11,923        9,447       21,671

                              TRUSERV CORPORATION

---------------
(1) In the fourth quarter of fiscal 2000, the company recorded an inventory adjustment of approximately $22.2 million (as an increase to Inventory and a reduction to Cost of revenues) resulting from physical inventory counts taken at certain of its distribution centers.

14. RESTRUCTURING CHARGES AND OTHER RELATED EXPENSES

     In fiscal 2001, TruServ continued the workforce reductions initiated in fiscal 1999 and 2000 related to regional distribution center closures and workforce reductions at the company's corporate headquarters. TruServ recorded a pre-tax charge to income from continuing operations of $38,522,000 in fiscal 2001. The charge is comprised of $10,722,000 for severance, $18,901,000 of facility exit costs for the regional distribution centers and $8,899,000 for asset impairments. The Hagerstown, Maryland distribution center is subject to a synthetic lease. The synthetic lease has a principal balance of $40,000,000 which is due at the end of the lease term. This obligation and the original cost of the facility are not recorded on the company's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimate of the fair value of the building is approximately $14,800,000 and is a component of the facility exit cost amount shown above. In fiscal 2000, TruServ recorded a restructuring charge of $4,944,000, of which approximately $2,000,000 was related to the closures of Henderson, North Carolina and Indianapolis, Indiana distribution centers.

                              TRUSERV CORPORATION

Restructuring initiatives summary (dollar amounts in thousands):

                                   DECEMBER 31, 2000    ADDITIONAL                              DECEMBER 31, 2001   ESTIMATED
                                     RESTRUCTURING     RESTRUCTURING      ASSET                   RESTRUCTURING     ANNUALIZED
                                        RESERVE           CHARGES      IMPAIRMENTS   PAYMENTS        RESERVE         SAVINGS
                                   -----------------   -------------   -----------   --------   -----------------   ----------
Closure of Henderson, North
Carolina distribution center:
  Severance and outplacement.....       $   --            $   569        $    --     $  (419)        $   150
  Facility exit costs............          150                780             --        (930)             --
  Asset impairments..............           --                 --             --          --              --
                                        ------            -------        -------     -------         -------
                                           150              1,349             --      (1,349)            150         $   798
                                        ------            -------        -------     -------         -------
Closure of Indianapolis, Indiana
distribution center:
  Severance and outplacement.....          861                106             --        (889)             78
  Facility exit costs............          901                142             --      (1,043)             --
  Asset impairments..............           --                 --             --          --              --
                                        ------            -------        -------     -------         -------
                                         1,762                248             --      (1,932)             78           1,476
                                        ------            -------        -------     -------         -------
Closure of Brookings, South
Dakota distribution center:
  Severance and outplacement.....           --              1,656             --         (48)          1,608
  Facility exit costs............           --                979             --          --             979
  Asset impairments..............           --              5,338         (5,338)         --              --
                                        ------            -------        -------     -------         -------
                                            --              7,973         (5,338)        (48)          2,587           4,041
                                        ------            -------        -------     -------         -------
Closure of Hagerstown, Maryland
distribution center:
  Severance and outplacement.....           --              1,122             --          --           1,122
  Facility exit costs............           --             17,000             --          --          17,000
  Asset impairments..............           --              3,561         (3,561)         --              --
                                        ------            -------        -------     -------         -------
                                            --             21,683         (3,561)         --          18,122           7,545
                                        ------            -------        -------     -------         -------
Corporate headquarter workforce
reduction:
  Severance and outplacement.....           --              7,269             --      (1,957)          5,312
  Facility exit costs............           --                 --             --          --              --
  Asset impairments..............           --                 --             --          --              --
                                        ------            -------        -------     -------         -------
                                            --              7,269             --      (1,957)          5,312          15,097
                                        ------            -------        -------     -------         -------
Total:
  Severance and outplacement.....          861             10,722             --      (3,313)          8,270
  Facility exit costs............        1,051             18,901             --      (1,973)         17,979
  Asset impairments..............           --              8,899         (8,899)         --              --
                                        ------            -------        -------     -------         -------         -------
                                        $1,912            $38,522        $(8,899)    $(5,286)        $26,249         $28,957
                                        ======            =======        =======     =======         =======         =======


                                   HEADCOUNT
                                   REDUCTION
                                   ---------
Closure of Henderson, North
Carolina distribution center:
  Severance and outplacement.....
  Facility exit costs............
  Asset impairments..............
                                      102
Closure of Indianapolis, Indiana
distribution center:
  Severance and outplacement.....
  Facility exit costs............
  Asset impairments..............
                                       94
Closure of Brookings, South
Dakota distribution center:
  Severance and outplacement.....
  Facility exit costs............
  Asset impairments..............
                                      166
Closure of Hagerstown, Maryland
distribution center:
  Severance and outplacement.....
  Facility exit costs............
  Asset impairments..............
                                      331
Corporate headquarter workforce
reduction:
  Severance and outplacement.....
  Facility exit costs............
  Asset impairments..............
                                      216
Total:
  Severance and outplacement.....
  Facility exit costs............
  Asset impairments..............
                                     ----
                                      909
                                     ====

ITEM 14(a)(2). INDEX TO FINANCIAL STATEMENT SCHEDULES.

                                                               PAGE(S)
                                                               -------
Schedule II -- Valuation and Qualifying Accounts............   F-30

                              TRUSERV CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                              FISCAL YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                     (000'S OMITTED)
Reserve for Doubtful Accounts:
  Balance at beginning of year..............................  $ 7,170    $ 5,613    $ 5,111
  Provision for doubtful accounts...........................    6,275      9,147      5,148
  Write-offs of doubtful accounts(1)........................   (4,043)    (7,590)    (4,646)
                                                              -------    -------    -------
  Balance at end of year....................................  $ 9,402    $ 7,170    $ 5,613
                                                              =======    =======    =======

---------------
(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible

ITEM 14(a)(3). INDEX TO EXHIBITS

    EXHIBITS
    ENCLOSED                            DESCRIPTION
    --------                            -----------
       4-B      By-Laws of the company, effective December 17, 2001.
       4-J      Second Amended and Restated Credit Agreement dated as of
                April 11, 2002 for $200,000,000 Revolving credit between
                TruServ Corporation, various financial institutions, and
                Bank of America.
       4-M      Security Agreement dated as of April 14, 2000 among TruServ
                Corporation, various subsidiaries of the Company and Bank of
                America, N.A., as Collateral Agent.
       4-N      First Amendment dated as of April 11, 2002 amends the
                Security Agreement dated of as April 14, 2000 among TruServ
                Corporation, various subsidiaries of the Company and Bank of
                America, N.A., as Collateral Agent.
       4-P      Fourth amendment dated as of April 11, 2002 amends the
                Participation Agreement dated as of April 30, 1998 for
                $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal.
       4-Q      Amendment dated as of April 11, 2002 amends the Amended and
                Restated Note Purchase Agreement dated April 14, 2000 to
                Credit Agreement dated September 10, 1998 for $105,000,000
                Note Purchase Agreement between TruServ Corporation and
                various purchasers.
       4-R      Amendment dated April 11, 2002 to the Amended Private Shelf
                Agreement between TruServ Corporation and Prudential
                Insurance Company of America for $150,000,000 dated April
                14, 2000 to the Amended and Restated Private Shelf Agreement
                between TruServ Corporation and Prudential Insurance Company of America dated November 13, 1997 for $150,000,000 and to
                Note Agreement of $50,000,000, dated as of April 13, 1992, between Cotter & Company and Prudential.
       4-S      First Amended and Restated Intercreditor Agreement among
                Bank of America, N.A. as Agent under a Credit Agreement with
                TruServ Corporation, Allstate Insurance Company and certain financial institutions. The Prudential Insurance Company of
                America and certain of its affiliates. Shelf Noteholders,
                TruServ 1998 Trust, Wilmington Trust Company in its
                individual capacity and as owner trustee, BMO Global Capital
                Solutions, Inc., Bank of Montreal, as Administrative Agent.
                Bank of America, N.A., as Collateral Agent and TruServ
                Corporation, et al. dated as of April 11, 2002.
      10-E      TruServ Supplemental Retirement Plan (As Amended and
                Restated Effective January 1, 2002).
      10-H      Employment Agreement between the company and Pamela Forbes
                Lieberman dated November 15, 2001.
      10-I      Termination Agreement between the company and Donald J. Hoye dated August 31, 2001.
      21        Subsidiaries.

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

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-D      Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-D to Post-Effective Amendment No. 8 on Form S-2 to Registration Statement on Form S-4 (No.
                333-18397).
       4-E      Promissory (subordinated) note form effective for the
                year-ending December 31, 1986 and thereafter. Incorporated by reference--Exhibit 4-H to Registration Statement on Form
                S-2 (No. 33-20960).
       4-F      Installment note form. Incorporated by reference--Exhibit
                4-F to Registration Statement on Form S-2 (No. 2-82836).
       4-G      Copy of Note Agreement with Prudential Insurance Company of
                America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                April 1, 2007. Incorporated by reference--Exhibit 4-J to
                Post-Effective Amendment No. 2 to Registration Statement on
                Form S-2 (No. 33-39477).
       4-H      Amended and Restatement dated April 14, 2000 to Credit
                Agreement dated September 10, 1998 for $105,000,000 Note
                Purchase Agreement between TruServ Corporation and various purchasers. Incorporated by reference--Exhibit 4-Q to Post
                Effective Amendment No. 10 to Registration Statement on Form
                S-2 to Form S-4 (No. 333-18397).
       4-I      Amended and Restated Private Shelf Agreement between TruServ
                Corporation and Prudential Insurance Company of America
                dated November 13, 1997 for $150,000,000. Incorporated by
                reference--Exhibit 4-M to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (No. 333-18397)
       4-K      Amendment dated May 12, 1999 to the Amended and Restated
                private Shelf Agreement between TruServ Corporation and
                Prudential Insurance Company of America dated November 13,
                1997 for $150,000,000. Incorporated by reference--Exhibit
                4-M to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 2-20910).
       4-L      Amendment dated April 14, 2000 to the Amended and Restated
                Private Shelf Agreement between TruServ Corporation and
                Prudential Insurance Company of America dated November 13,
                1997 for $150,000,000 and to Note Agreement of $50,000,000,
                dated as of April 13, 1992, between Cotter & Company and
                Prudential. Incorporated by reference on Exhibit 4-N to
                Post-Effective Amendment No. 10 to Registration Statement on
                Form S-2 to Form S-4 (No. 333-18397)
       4-O      Participation Agreement dated April 30, 1998 for $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by reference--Exhibit 4-M to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-18397)
       4-T      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between the company and its members that offer primarily
                hardware and related items. Incorporated by
                reference--Exhibit 10-A to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2000.
      10-B      Current Form of "Subscription to Shares of TruServ."
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-C      TruServ Corporation Defined Lump Sum Pension Plan as Amended
                and Restated Effective as of January 1, 1998. Incorporated
                by reference--Exhibit 10-C to the Registrants's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                1999.

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-D      TruServ Corporation Employees' Savings and Compensation
                Deferral Plan (As Amended and Restated Effective July 1,
                2000). Incorporated by reference--Exhibit 10-D to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                      E-2.1

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-F      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).
      10-G      Employment Agreement between the company and Donald J. Hoye dated September 1, 1996. Incorporated by reference--Exhibit
                10-P to Post-Effective Amendment No. 2 to Registration
                Statement on Form S-4 (No. 333-18397).

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2001 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be furnished to the Securities and Exchange Commission.