Form 10-Q
period 2002-03-30
TRUSERV CORP
filed 2002-05-14
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO
                                    -----    ------

     COMMISSION FILE NUMBER                2-20910
                           --------------------------------------

                               TRUSERV CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     36-2099896
                   --------                                     ----------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          8600 West Bryn Mawr Avenue
               Chicago, Illinois                                60631-3505
               -----------------                                ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| : No |_|

The number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 2002.

     Class A Common Stock, $100 Par Value........................ 458,160 Shares
     Class B Common Stock, $100 Par Value.......................1,731,490 Shares

                         ITEM 1. FINANCIAL STATEMENTS

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                             March 30,       December 31,
                                                                                               2002             2001
                                                                                            -----------      -----------
                                                                                            (Unaudited)
                                                                                                   (000's omitted)
Current assets:
    Cash and cash equivalents                                                               $    16,456      $    88,816
    Restricted cash                                                                              27,888           29,075
    Accounts and notes receivable, net of allowance for doubtful accounts of
             $10,357,000 and $9,402,000                                                         321,760          243,275
    Inventories (Note 5)                                                                        351,054          333,976
    Other current assets                                                                         12,039           16,688
                                                                                            -----------      -----------
             Total current assets                                                               729,197          711,830
Properties, net                                                                                 174,140          180,347
Goodwill, net                                                                                    91,474           91,474
Other assets                                                                                     34,750           37,186
                                                                                            -----------      -----------
             Total assets                                                                   $ 1,029,561      $ 1,020,837
                                                                                            ===========      ===========

                                LIABILITIES AND MEMBERS' CAPITALIZATION
Current liabilities:
    Accounts payable                                                                        $   321,642      $   251,657
    Outstanding checks                                                                           35,217           87,385
    Accrued expenses                                                                            109,662          119,490
    Short-term borrowings                                                                       141,807          141,755
    Current maturities of long-term debt, notes and capital lease obligations (Note 10)          91,209           93,291
    Patronage dividend payable in cash (Note 3)                                                     917                -
                                                                                            -----------      -----------
             Total current liabilities                                                          700,454          693,578
Long-term debt, including capital lease obligations, less current maturities (Note 10)          235,051          236,268
Deferred credits                                                                                  8,520            8,758
                                                                                            -----------      -----------
Total liabilities and deferred credits                                                          944,025          938,604
Commitments and contingencies                                                                         -                -
Members' capitalization:
    Estimated patronage dividend payable in stock (Note 3)                                        3,670                -
    Promissory (subordinated) and installment notes, net of current portion                      42,515           42,973
    Members' equity:
     Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 457,380 and 455,220 shares issued and fully paid; 52,680 and
      54,840 shares issued (net of subscriptions receivable of
      $1,026,000 and $1,110,000)                                                                 49,980           49,896
     Redeemable Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized; 1,731,490 and 1,731,490 shares
      issued and fully paid                                                                     174,448          174,448
    Loss allocation (Note 4)                                                                    (90,026)         (89,972)
    Deferred patronage                                                                          (26,354)         (26,541)
    Accumulated deficit                                                                         (68,693)         (68,568)
    Accumulated other comprehensive loss                                                             (4)              (3)
                                                                                            -----------      -----------
             Total members' equity                                                               39,351           39,260
                                                                                            -----------      -----------
                  Total members' capitalization                                                  85,536           82,233
                                                                                            -----------      -----------
                        Total liabilities and members' capitalization                       $ 1,029,561      $ 1,020,837
                                                                                            ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                               For the thirteen weeks ended
                                                               ----------------------------
                                                                  March 30,      March 31,
                                                                    2002           2001
                                                               ------------   -------------
                                                                      (000's omitted)
Revenues                                                         $ 553,228      $ 654,346

Costs and expenses:

   Cost of revenues                                                501,097        603,696
   Logistics and manufacturing expenses                             13,544         19,963
   Selling, general and administrative expenses                     19,373         29,292
   Restructuring charges and other related expenses (Note 6)             -            560
   Interest expense to members                                       1,666          1,953
   Other interest expense                                           13,886         13,404
   Gain on sale of assets                                              (61)           (62)
   Other income, net                                                (1,015)          (560)
                                                                 ---------      ---------
                                                                   548,490        668,246
                                                                 ---------      ---------
Net margin/(loss) before income taxes                                4,738        (13,900)

Income tax expense                                                      90             36
                                                                 ---------      ---------
Net margin/(loss)                                                $   4,648      $ (13,936)
                                                                 =========      =========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 For the thirteen weeks ended
                                                                                 ----------------------------
                                                                                   March 30,       March 31,
                                                                                     2002            2001
                                                                                   --------        --------
                                                                                        (000's omitted)
Operating activities:
   Net margin/(loss)                                                               $  4,648        $(13,936)
   Adjustments to reconcile net margin/(loss) to cash and
      cash equivalents provided by/(used for) operating activities:
      Depreciation and amortization                                                   9,351          10,702
      Provision for allowance for doubtful accounts                                   1,010           1,340
      Restructuring charges and other related expenses                                    -             560
      Gain on sale of assets                                                            (61)            (62)
      Net change in working capital components                                      (33,277)         52,192
                                                                                   --------        --------
   Net cash and cash equivalents provided by/(used for) operating activities        (18,329)         50,796
                                                                                   --------        --------
Investing activities:
   Additions to properties                                                           (1,868)         (3,212)
   Proceeds from sale of properties                                                     108              25
   Changes in restricted cash                                                         1,187            (545)
   Changes in other assets                                                            1,113            (551)
                                                                                   --------        --------
   Net cash and cash equivalents provided by/(used for) investing activities            540          (4,283)
                                                                                   --------        --------
Financing activities:
   Payment of patronage dividend                                                          -          (8,788)
   Payment of notes, long-term debt and lease obligations                            (2,539)         (3,693)
   Decrease in outstanding checks                                                   (52,168)        (79,178)
   Proceeds from short-term borrowings, net of repayments                                52          40,364
   Proceeds from Class A common stock subscription receivable                            84             180
                                                                                   --------        --------
   Net cash and cash equivalents used for financing activities                      (54,571)        (51,115)
                                                                                   --------        --------
Net decrease in cash and cash equivalents                                           (72,360)         (4,602)
Cash and cash equivalents at beginning of period                                     88,816          15,491
                                                                                   --------        --------
Cash and cash equivalents at end of period                                         $ 16,456        $ 10,889
                                                                                   ========        ========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at March 30, 2002, the condensed consolidated statement of operations for the thirteen weeks ended March 30, 2002 and March 31, 2001, and the condensed consolidated statement of cash flows for the thirteen weeks ended March 30, 2002 and March 31, 2001 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 included in TruServ's 2001 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on net margin/(loss) for any period or on total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated patronage dividend for the three month period ended March 30, 2002 was $4,587,000 and there was no estimated patronage dividend for the corresponding period in 2001. TruServ's By-Laws and the IRS require that the payment of at least twenty percent of patronage dividends be in cash. In the past the remainder was primarily paid through the issuance of TruServ's Redeemable Class B common stock and, in certain cases, a small portion of the dividend was paid by means of Promissory (subordinated) notes of the company. However, this year the remaining non-cash dividend that otherwise would have been paid in the form of Class B common stock will most likely be used to either offset prior years losses charged to the accumulated deficit account or reduce existing loss allocation account balances or a combination of the two.

NOTE 4 - LOSS ALLOCATION TO MEMBERS

During the third quarter of fiscal year 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of Retained earnings. TruServ has allocated the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The Loss allocation account is not a receivable from members and does not represent an amount currently due from members. Rather, the Loss allocation account will be satisfied, on a member by member basis, by withholding the portion of future patronage dividends or member note payments that would have been paid to the members at par value, and applying such amount as a reduction in the Loss allocation account until fully satisfied. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

TruServ has retained the fiscal 2001 loss as part of the Accumulated deficit account. A final determination of whether to retain or distribute the fiscal 2001 loss to members will be made prior to filing the 2001 Federal tax return in September 2002. Nevertheless, members will be assigned a share of the 2001 loss regardless of whether the loss is retained in the Accumulated deficit account or will be distributed to the members. TruServ has the right to use 100% of future patronage income to offset the Accumulated deficit account as well as to set off the Accumulated deficit account against other amounts owed to members. In the event a member leaves TruServ, any remaining portion of the member's share of the Accumulated deficit account will be offset against amounts due to the member upon redemption.

NOTE 5 - INVENTORIES

INVENTORIES CONSISTED OF THE FOLLOWING:


Inventories consisted of the following:
                                                       March 30,    December 31,
                                                         2002           2001
                                                       --------     -----------
                                                            (000's omitted)

Manufacturing inventories:
     Raw materials                                     $  2,855       $  1,607
     Work-in-process and finished goods                  23,991         22,298
                                                       --------       --------
                                                         26,846         23,905
Merchandise inventories                                 324,208        310,071
                                                       --------       --------
     Total                                             $351,054       $333,976
                                                       ========       ========

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at March 30, 2002 and December 31, 2001 was $24,659,000 and $23,272,000, respectively.

NOTE 6 - RESTRUCTURING CHARGE

During the first quarter of 2002, TruServ had uses of the restructuring reserve for prior year restructuring charges related to regional distribution center closures and workforce reductions at the company's corporate headquarters. TruServ did incur restructuring charges of $560,000 during the first quarter of 2001 related to severance for the Henderson, North Carolina distribution center closure. Use of the restructuring reserve in the first quarter of 2001 mainly related to the Indianapolis, Indiana regional distribution center closure.

Restructuring reserve summary:

                                                                For the thirteen weeks ended
                                                                ----------------------------
                                            March 30, 2002                                      March 31, 2001
                            ----------------------------------------------     --------------------------------------------------
                             Severance &                          Total         Severance &                             Total
                            Outplacement       Facility      Restructuring     Outplacement         Facility        Restructuring
                                Costs         Exit Costs         Reserve           Costs           Exit Costs          Reserve
                            ------------     ------------     ------------     ------------       ------------       ------------
Restructuring reserve,
beginning of quarter        $  8,270,000     $ 17,979,000     $ 26,249,000     $    861,000       $  1,051,000       $  1,912,000

Q1:
---
Restructuring charge                   -                -                -          560,000                  -            560,000
Use of reserves               (1,864,000)        (988,000)      (2,852,000)         (83,000)           (89,000)          (172,000)
                            ------------     ------------     ------------     ------------       ------------       ------------
Restructuring reserve,
end of quarter              $  6,406,000     $ 16,991,000     $ 23,397,000     $  1,338,000       $    962,000       $  2,300,000
                            ============     ============     ============     ============       ============       ============

NOTE 7 - SEGMENT INFORMATION

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

                                            THIRTEEN WEEKS ENDED MARCH 30, 2002
                                            -----------------------------------
                                                    (000's omitted)

                                                                   Consolidated
                                          Hardware      Paint          Totals
                                          --------      -----          ------
Net sales to external customers         $  526,043   $   27,185     $   553,228
Interest expense                            14,404        1,148          15,552
Depreciation and amortization                8,989          362           9,351
Segment net margin/(loss)                    1,520        3,128           4,648
Identifiable segment assets                967,412       62,149       1,029,561
Expenditures for long-lived assets           1,790           78           1,868

                                                               THIRTEEN WEEKS ENDED MARCH 31, 2001
                                                               -----------------------------------
                                                                          (000's omitted)

                                                                                          Elimination
                                                                                        of Intersegment   Consolidated
                                          Hardware         Paint           Other             Items            Totals
                                          --------         -----           -----             -----            ------
Net sales to external customers         $  600,138      $   28,449      $   25,763       $        -       $   654,350
Intersegment sales                               -             547               -             (547)                -
Interest expense                            13,942           1,279             136                -            15,357
Depreciation and amortization               10,092             437             173                -            10,702
Segment net margin/(loss)                  (16,663)          2,607             120                -           (13,936)
Identifiable segment assets              1,108,591          74,413          28,656                -         1,211,660
Expenditures for long-lived assets           2,914             265              33                -             3,212

NOTE 8 - ASSET SALE

Effective October 22, 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate to the current management group of the cooperative. The Canadian operations generated revenue of $25,763,000 in the thirteen weeks ended March 31, 2001 and $84,397,000 in 2001 to its date of sale in October; however, the sale of the business does not materially impact net margin.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2002, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, TruServ stopped amortizing goodwill at the beginning of fiscal 2002. TruServ has completed its initial impairment assessment as required by SFAS No. 142 and has determined that no impairment exists. The reported Net margin/(loss), Goodwill amortization and adjusted Net margin/(loss) are as follows:

                                                    For the thirteen weeks ended
                                                    ----------------------------
                                                     March 30,         March 31,
                                                       2002              2001
                                                     --------          --------
                                                          (000's omitted)

Reported Net margin/(loss)                           $  4,648          $(13,936)
Add back: Goodwill amortization                             -               729
                                                     --------          --------
Adjusted Net margin/(loss)                           $  4,648          $(13,207)
                                                     ========          ========

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

In January 2002, TruServ adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

NOTE 10 - SUBSEQUENT EVENT

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements after the company failed to comply with a covenant, as of February 24, 2001, which constituted an event of default. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remains at $200 million. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

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

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. These amendments eliminate the "event of default" discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS:

A reconciliation of revenue and gross margin for the thirteen weeks ending March 30, 2002 and March 31, 2001 follows:

                                                                              % of
                                                                           Change in         Gross            GM %
(dollar amounts in thousands)                         Revenue               revenue         Margin        of revenue
                                                      -------              ---------       --------       ----------
Quarter ended March 31, 2001 results                 $ 654,346                             $  50,650          7.7%
                                                     ---------                             ---------
Same store sales:
   Warehouse and relay revenues                        (11,922)             (11.8%)            2,636
   Vendor direct revenues                                6,478                6.4%                72
Terminated members                                     (51,874)             (51.3%)           (6,187)
New members                                              6,517                6.5%               847
Lumber and building materials business                 (21,233)             (21.0%)             (403)
Canadian business                                      (25,763)             (25.5%)           (3,606)
Advertising, transportation, and other revenues         (3,321)              (3.3%)            3,778
Indirect cost of revenues                                    -                0.0%             4,344
                                                     ---------             -------         ---------
Total change                                          (101,118)            (100.0%)            1,481
                                                     ---------             =======         ---------
Quarter ended March 30, 2002 results                 $ 553,228                             $  52,131          9.4%
                                                     =========                             =========


Revenues for the thirteen weeks ended March 30, 2002 totaled $553,228,000. This represented a decrease in revenues of $101,118,000, or 15.5%, compared to the same period last year. The key contributors to the decrease in revenue are the 12.7% decline in the number of participating member retail outlets, the sale of TruServ Canada Cooperative, Inc. in October of 2001, and the residual lumber sales in 2001 from the lumber and building materials business that was sold to Builder Marts of America, Inc. in December 2000.

Although revenue declined, gross margins for the thirteen weeks ended March 30, 2002 increased by $1,481,000, or 2.9%, over the prior year. Gross margin as a percent of revenue increased to 9.4% from 7.7% for the comparable period last year. The indirect cost of revenues favorably impacted the gross margin dollars as a result of the closure of distribution centers and headcount reductions which reduced the direct inbound logistics and labor and related overhead expenses incurred to bring merchandise to the distribution centers. Additional improvements in gross margin were attained by certain product price increases, a reduction in member returns and allowances, and the timing of promotional activities. The favorable impacts to gross margin were partially offset by the loss of gross margins from terminated members and sold businesses.

Logistics and manufacturing expenses decreased $6,419,000, or 32.2%, as compared to the same period last year. The sale of the Canadian operations accounted for $3,421,000 of this positive variance. The remainder of the decrease occurred in direct regional distribution center expenses, which decreased primarily due to the closure of distribution centers and headcount reductions due to a reduction in the member base.

Selling, general and administrative ("S,G&A") expenses decreased $9,919,000, or 33.9%, as compared to the same period last year. S,G&A expenses were mainly lower due to the timing of the spring market in February 2002 versus May 2001. The effects of TruServ's 2001 workforce reductions at the company's corporate headquarters generated savings of $2,071,000 compared to last year. Also in 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization in the first quarter of 2001 was $729,000.

Restructuring expenses of $560,000 in the first quarter of 2001 related to the Henderson, North Carolina distribution center closing. No restructuring expenses were recorded in the first quarter of 2002.

Interest paid to members decreased by $287,000, or 14.7%, as compared to the same period last year, due to a lower average principal balance of debt outstanding partially offset by a higher average interest rate. Other interest expense increased $482,000, or 3.6%, as compared to the same period last year. This increase is due to higher bank fees of $705,000 as a result of TruServ amending its existing credit facility and senior note agreements due to the debt covenant violation under the revolving credit facility and the senior note agreements in 2001. The interest rate increase of approximately 2% imposed through February 27, 2002 as a result of the debt covenant violation was more than offset by the lower average principal balance of senior debt outstanding as compared to the same period last year. The incremental increase in interest expense for the thirteen weeks ended March 30, 2002 aggregated approximately $1,395,000 as a result of this rate increase.

The quarter resulted in net margin of $4,648,000 up from a net loss of $13,936,000 from the same period a year ago. Net margin was favorably impacted by the closure of regional distribution centers and headcount reductions that occurred from the restructuring activities in 2001. The loss of participating member retail outlets were partially offset by certain product price increases and a reduction in member returns and allowances, and lower advertising cost. In addition, TruServ's spring market, which generates favorable program recoveries, was held in February 2002 compared to May 2001.

LIQUIDITY AND CAPITAL RESOURCES:

The Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below, which should be read in conjunction with TruServ's Annual Report on Form 10-K for the year ended December 31, 2001, describes TruServ's debt, credit facilities, guarantees and future commitments in order to facilitate a review of TruServ's liquidity.

Cash used for operating activities for the thirteen weeks ended March 30, 2002 was $18,329,000, compared to cash provided of $50,796,000 for the thirteen weeks ended March 31, 2001. The main reason for this change in cash related to operating activities is due to the decrease in accounts receivable for 2001, which relates to the collection of approximately $60,000,000 remaining accounts receivable from the lumber and building materials business which was sold in December 2000. The use of cash for accounts receivable and inventory is partially offset by the cash provided by accounts payable during the first quarter of 2002 reflecting the normal seasonal nature of the business.

Investing activities provided cash of $540,000 for the thirteen weeks ended March 30, 2002, compared to cash used of $4,283,000 for the same period last year. Additions to properties owned used cash of $1,868,000, which is down $1,344,000 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters.

In the thirteen weeks ended March 30, 2002 TruServ had a net decrease in cash and cash equivalents of $72,360,000. This decrease was primarily related to cash being used in TruServ's financing activities as the company was able to cover its outstanding checks without borrowing additional funds. In the thirteen weeks ended March 31, 2001 TruServ had a net decrease in cash and cash equivalents of $4,602,000. In the first quarter of 2001, TruServ's cash flow generated by operating activities was primarily used for its financing activities.

At March 30, 2002, TruServ's working capital was $28,743,000, as compared to $18,252,000 at December 31, 2001. The current ratio was 1.04 at March 30, 2002, as compared to 1.03 at December 31, 2001.

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements after the company failed to comply with a covenant, as of February 24, 2001, which constituted an event of default. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remains at $200 million. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

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

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. These amendments eliminate the "event of default" discussed above.

TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2002.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, recently released by the SEC, recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of financial statements in their Annual Report on Form 10-K and update that disclosure in their Form 10-Q for any significant changes to their "critical" accounting policies or methods. A significant change in accounting policy occurred with the adoption of SFAS No. 142 and the accounting for Goodwill, net. The impairment analysis completed for Goodwill, using discounted cash flows, showed that Goodwill was not impaired. The assumptions used included a discount rate that was a blended senior debt borrowing rate, an allocation of debt to the Paint segment based on EBITDA, and Revenue and EBIT that are consistent with amounts required to establish bank covenants. While TruServ believes that reasonable assumptions were used in the assessment, a future decline in EBIT below these assumptions due to lower revenue or higher expenses could result in the recognition of an impairment loss on Goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt, which totals approximately $141,807,000 at March 30, 2002. A 50 basis point movement in the interest rates would result in an approximate $709,000 annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any special purpose entities ("SPE's") and all related party transactions are at arms length.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2000, former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). The plaintiffs in the action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of Servistar Coast to Coast and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaint states that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not further specified. Discovery has recently commenced in the action and it is too early to determine the extent of the damages being claimed. In March 2001, a similar action was brought on behalf of additional former members in the same court, by the same law firm. The complaint alleges substantially similar claims as those made in the June 2000 action, except that the March 2001 action relates to the ServiStar brand name instead of the Coast to Coast brand name. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined. In total, approximately 40 former members have brought claims against TruServ based on this type of allegation in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois).

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

In October 1999, Paul Pentz, a former president of TruServ, filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against TruServ alleging he is due bonus and retirement compensation payments in addition to amounts already paid to him. The case was removed to Federal Court and transferred to the Northern District of Illinois. TruServ has filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of TruServ. Mr. Pentz's motion to dismiss the counterclaim was denied. Trial has been scheduled for June 2002.

TruServ intends to vigorously defend all of these cases.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2000, the board of directors of TruServ declared a moratorium on redemption of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the impact of the 1999 loss were allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibit redemptions when TruServ, among other things, does not attain certain profit margins.

TruServ's amended debt agreements preclude the lifting of the stock moratorium until June 2004 except for certain hardship cases, not to exceed $2,000,000 annually. Subsequent to the expiration of the prohibition against stock redemptions under the debt agreements, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

As of March 30, 2002, the amount of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium is approximately $30,421,000 after the offset of the loss allocation account. The $30,421,000 includes approximately $12,640,000 related to the Class A common stock historically paid out at the time of redemption and $38,248,000 related to Class B common stock historically paid out in five equal annual installments, offset by the amount of the loss allocation accounts related to the Class B common stock in an aggregate amount of $20,467,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements after the company failed to comply with a covenant, as of February 24, 2001, which constituted an event of default. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remains at $200 million. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

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

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. These amendments eliminate the "event of default" discussed above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Current Reports on Form 8-K, filed January 8, 2002.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRUSERV CORPORATION

Date: May 14, 2002                            By /s/DAVID A. SHADDUCK
                                                 --------------------
                                              David A. Shadduck
                                              Senior Vice President and
                                              Chief Financial Officer