Form 10-Q
period 2002-06-29
TRUSERV CORP
filed 2002-08-13
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM        TO
                                    ------    ------

     COMMISSION FILE NUMBER         2-20910
                            ----------------------

                               TRUSERV CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  36-2099896
                 --------                                  ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

        8600 West Bryn Mawr Avenue
             Chicago, Illinois                             60631-3505
             -----------------                             ----------
 (Address of principal executive offices)                  (Zip Code)

                                 (773) 695-5000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common stock, as of July 27, 2002.

     Class A Common Stock, $100 Par Value........................ 470,100 Shares
     Class B Common Stock, $100 Par Value. .....................1,731,490 Shares

                          ITEM 1. FINANCIAL STATEMENTS
                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                                        June 29,        December 31,
                                                                                                          2002             2001
                                                                                                       -----------      -----------
                                                                                                       (Unaudited)
                                                                                                             (000's omitted)
Current assets:
     Cash and cash equivalents                                                                         $    13,435      $    88,816
     Restricted cash                                                                                        20,102           29,075
     Accounts and notes receivable, net of allowance for doubtful accounts of
            $9,319,000 and $9,402,000 (Note 14)                                                            287,058          243,275
     Inventories (Note 5)                                                                                  317,650          333,976
     Other current assets                                                                                   19,411           16,688
                                                                                                       -----------      -----------
            Total current assets                                                                           657,656          711,830
Properties, net (Note 13)                                                                                  165,682          180,347
Goodwill, net (Note 13)                                                                                     91,474           91,474
Other assets (Note 14)                                                                                      23,201           37,186
                                                                                                       -----------      -----------
            Total assets                                                                               $   938,013      $ 1,020,837
                                                                                                       ===========      ===========

                                 LIABILITIES AND MEMBERS' CAPITALIZATION
Current liabilities:
     Accounts payable                                                                                  $   295,944      $   251,657
     Outstanding checks                                                                                     47,292           87,385
     Accrued expenses (Note 7 & 10)                                                                        102,066          119,490
     Short-term borrowings (Note 6)                                                                         74,403          141,755
     Current maturities of long-term debt, notes and capital lease obligations (Notes 6 and 14)             82,305           93,291
     Patronage dividend payable in cash (Note 3)                                                             2,948             --
                                                                                                       -----------      -----------
            Total current liabilities                                                                      604,958          693,578
Long-term debt, including capital lease obligations, less current maturities (Notes 6 & 14)                214,730          236,268
Deferred credits                                                                                             8,255            8,758
                                                                                                       -----------      -----------
Total liabilities and deferred credits                                                                     827,943          938,604
Commitments and contingencies (Note 8)                                                                        --               --
Members' capitalization:
     Promissory (subordinated) and installment notes, net of current portion                                57,271           42,973
     Members' equity:
      Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 468,420 and 455,220 shares issued and fully paid; 41,640 and
       54,840 shares issued (net of subscriptions receivable of
       $964,000 and $1,110,000)                                                                             50,042           49,896
      Redeemable Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized; 1,731,490 shares
       issued and fully paid                                                                               174,448          174,448
     Loss allocation (Note 4)                                                                              (88,735)         (89,972)
     Deferred patronage                                                                                    (26,167)         (26,541)
     Accumulated deficit                                                                                   (56,809)         (68,568)
     Accumulated other comprehensive income/(loss)                                                              20               (3)
                                                                                                       -----------      -----------
            Total members' equity (Note 9)                                                                  52,799           39,260
                                                                                                       -----------      -----------
                 Total members' capitalization                                                             110,070           82,233
                                                                                                       -----------      -----------
                       Total liabilities and members' capitalization                                   $   938,013      $ 1,020,837
                                                                                                       ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                              For the thirteen weeks ended           For the twenty-six weeks ended
                                                            -------------------------------         -------------------------------
                                                              June 29,            June 30,            June 29,            June 30,
                                                                2002                2001                2002                2001
                                                            -----------         -----------         -----------         -----------
                                                                     (000's omitted)                        (000's omitted)
Revenues                                                    $   597,856         $   747,765         $ 1,151,084         $ 1,402,115

Costs and expenses:

    Cost of revenues                                            525,834             670,365           1,026,931           1,274,065
    Logistics and manufacturing
         expenses                                                19,218              25,416              32,762              45,379
    Selling, general and
          administrative expenses                                26,349              29,118              45,722              58,410
    Restructuring charges and
         other related expenses (Note 10)                           241               4,390                 241               4,950
    Interest expense to members                                   1,690               1,979               3,356               3,932
    Non-member interest expense                                  15,183              14,923              29,069              28,327
    Gain on sale of assets                                         (164)                (53)               (225)               (115)
    Other income, net                                              (988)             (1,220)             (2,003)             (1,780)
                                                            -----------         -----------         -----------         -----------

Total costs and expenses                                        587,363             744,918           1,135,853           1,413,168
                                                            -----------         -----------         -----------         -----------

Net margin/(loss) before income taxes                            10,493               2,847              15,231             (11,053)

Income tax expense                                                   60                 274                 150                 310
                                                            -----------         -----------         -----------         -----------

Net margin/(loss)                                           $    10,433         $     2,573         $    15,081         $   (11,363)
                                                            ===========         ===========         ===========         ===========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                     For the twenty-six weeks ended
                                                                     ------------------------------
                                                                         June 29,        June 30,
                                                                           2002           2001
                                                                        ---------       ---------
                                                                               (000's omitted)
Operating activities:
    Net margin/(loss)                                                   $  15,081       $ (11,363)
    Adjustments to reconcile net margin/(loss) to cash and
       cash equivalents provided by operating activities:
       Depreciation and amortization                                       18,522          21,346
       Provision for allowance for doubtful accounts                          453           3,643
       Restructuring charges and other related expenses (Note 10)             241           4,950
       Gain on sale of assets                                                (225)           (115)
       Net change in working capital components                            12,979          82,625
                                                                        ---------       ---------
    Net cash and cash equivalents provided by operating activities         47,051         101,086
                                                                        ---------       ---------
Investing activities:
    Additions to properties                                                (6,578)         (6,989)
    Proceeds from sale of properties                                          230              80
    Changes in restricted cash                                              8,973            (130)
    Changes in other assets                                                (2,709)            746
                                                                        ---------       ---------
    Net cash and cash equivalents used for investing activities               (84)         (6,293)
                                                                        ---------       ---------
Financing activities:
    Payment of patronage dividend                                            --            (9,213)
    Payment of notes, long-term debt and lease obligations                (15,049)         (5,697)
    Decrease in outstanding checks                                        (40,093)        (72,774)
    Payment of short-term borrowings, net of proceeds                     (67,352)         (9,385)
    Proceeds from Class A common stock subscription receivable                146             343
                                                                        ---------       ---------
    Net cash and cash equivalents used for financing activities          (122,348)        (96,726)
                                                                        ---------       ---------
Net decrease in cash and cash equivalents                                 (75,381)         (1,933)
Cash and cash equivalents at beginning of period                           88,816          15,491
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $  13,435       $  13,558
                                                                        =========       =========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at June 29, 2002, the condensed consolidated statement of operations for the thirteen and twenty-six weeks ended June 29, 2002 and June 30, 2001, and the condensed consolidated statement of cash flows for the twenty-six weeks ended June 29, 2002 and June 30, 2001 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 included in TruServ's 2001 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin/(loss) for any period or on total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the six-month period ended June 29, 2002 was $2,948,000 and there was no estimated patronage dividend for the corresponding period in 2001. TruServ's by-laws and the IRS require that the payment of at least twenty percent of patronage dividends be in cash. In the past, the remainder was primarily paid through the issuance of TruServ's Redeemable Class B common stock and, in certain cases, a small portion of the dividend was paid by means of Promissory (subordinated) notes of the company. However, for fiscal 2002 it is the intent of the company to issue the remaining non-cash dividend in the form of Class B common stock which will be first used to reduce existing loss allocation account balances and remaining Class B common stock will then be issued to members (Note 4).

NOTE 4 - TREATMENT OF LOSSES

During the third quarter of fiscal year 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of Retained earnings. TruServ has allocated the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the condensed consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The Loss allocation account will be satisfied, on a member by member basis, by withholding the portion of future patronage dividends or member note payments that would have been paid to the members at par value, and applying such amount as a reduction in the Loss allocation account until fully satisfied. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

The board of directors has determined that TruServ will retain the fiscal 2001 loss as part of the Accumulated deficit account. However, TruServ will determine each shareholder's portion of the 2001 loss that is retained in the Accumulated deficit account. TruServ has the right to use future patronage income to offset the Accumulated deficit account as well as to set off the Accumulated deficit account against other amounts owed to members. In the event a member leaves TruServ, any remaining portion of the member's share of the Accumulated deficit account will be offset against amounts due to the member upon redemption.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

                                                         June 29,   December 31,
                                                          2002         2001
                                                        --------    ------------
                                                             (000's omitted)

Manufacturing inventories:
       Raw materials                                    $  2,571      $  1,607
       Work-in-process and finished goods                 24,862        22,298
                                                        --------      --------
                                                          27,433        23,905
Merchandise inventories                                  290,217       310,071
                                                        --------      --------
       Total                                            $317,650      $333,976
                                                        ========      ========


Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at June 29, 2002 and December 31, 2001 was $20,225,000 and $23,272,000, respectively.

NOTE 6 - AMENDED FINANCING AGREEMENT

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements after the company failed to comply with a covenant, as of February 24, 2001, which constituted an event of default. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remained at $200,000,000. The commitment under the revolving credit facility will be permanently reduced by the amount of the prepayments allocated and paid on the revolving credit facility. Since April 11, 2002 the revolving credit facility has been reduced and was $196,065,000 at June 29, 2002 and is at $187,221,000 as of August 13, 2002, due to prepayments from asset sales in 2002. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

The amendments to the various senior notes maintain the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the proceeds from certain asset sales, amortization of certain notes receivable and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. These prepayments on the senior notes are subject to make-whole provisions or a premium related to accelerated debt prepayment. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The prepayments to senior note holders were $6,507,000 in the second quarter 2002, resulting in make-whole liabilities of $1,745,000, which are recorded as additional debt offset by a contra account to debt in the second quarter 2002. The contra account will be amortized to interest expense over the remaining life of the original note. Under the terms of the amended senior note agreements, in the event of early termination of the note agreements, make-whole liabilities may be triggered based on certain circumstances and then prevailing market interest rates relative to the interest rates on the senior notes.

The amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The term of the revolving credit facility is accelerated to June 30, 2003, if on that date: total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. TruServ intends to attain this reduced level of senior debt outstanding by June 30, 2003 by entering into sale/lease-back transactions or mortgages on various regional distribution centers along with using proceeds from operations. The senior lenders may accelerate their notes if the company does not have a revolving credit facility in place to fund its seasonal cash flows.

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt agreements. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. These amendments eliminate the "event of default" discussed above. TruServ is in compliance with all covenants as of June 29, 2002.

NOTE 7 - LEASE COMMITMENTS

The Hagerstown, Maryland distribution center is subject to a synthetic lease with quarterly payments that are recorded in Non-member interest expense. The lease payment commitments are for three years with two one-year renewal options and a principal payment due at the expiration of the lease agreement, which is April 30, 2003. All obligations under this lease arrangement are guaranteed by the company. As of August 13, 2002, the synthetic lease has a remaining principal balance of $38,504,000, which is due at the end of the lease term. This debt and the original cost of the facility are not recorded in the company's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases." In the fourth quarter of 2001, management announced their decision to close and sell the Hagerstown facility and as a result recorded a loss representing the difference between the lease obligation and management's estimation of the fair value of the building is recorded in accrued expense as a cost to exit the facility.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In June 2002, TruServ reached a confidential settlement with Paul Pentz, a former President of TruServ, which TruServ found to be satisfactory. Mr Pentz, in October 1999 had filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against TruServ alleging he was due bonus and retirement compensation payments in addition to amounts already paid to him. The case was removed to Federal Court and transferred to the Northern District of Illinois. TruServ filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of TruServ. Mr. Pentz's motion to dismiss the counterclaim was denied. In June 2002, the parties entered into a confidential settlement agreement.

NOTE 9 - MEMBERS' EQUITY

As of June 29, 2002, the amount of Class A common stock and Class B common stock presented for redemption, but deferred due to the moratorium, is approximately $38,182,000 after the offset of the loss allocation account. The $38,182,000 includes approximately $13,626,000 related to the Class A common stock historically paid out at the time of redemption and $48,686,000 related to Class B common stock historically paid out in five equal annual installments, offset by the amount of the loss allocation accounts related to the Class B common stock in an aggregate amount of $24,130,000.

NOTE 10 - RESTRUCTURING CHARGE

Restructuring expenses of $241,000 were incurred in the first six months of 2002. The expenses related to additional outplacement costs at TruServ's corporate headquarters of $185,000, plus additional facility exit costs at TruServ's Hagerstown, Maryland distribution center of $150,000, offset by the reversal of excess outplacement costs at TruServ's Hagerstown, Maryland and Brookings, South Dakota distribution centers. TruServ had uses of previously established restructuring reserves in the first six months of 2002 of $4,447,000 ($2,852,000 in the first quarter of 2002 and $1,595,000 in the second quarter of 2002) related to regional distribution center closures and workforce reductions at the company's corporate headquarters. TruServ incurred restructuring charges of $4,950,000 ($560,000 in the first quarter of 2001 and $4,390,000 in the second quarter of 2001) during the first six months of 2001 related mainly to severance for the Henderson, North Carolina distribution center closure and for the headcount reductions at TruServ's corporate headquarters, and for facility exit costs for the Henderson, North Carolina and Indianapolis, Indiana distribution center closures. Use of previously established restructuring reserves of $2,118,000 ($172,000 in the first quarter of 2001 and $1,946,000 in the second quarter of 2001) mainly related to TruServ's various distribution center closures and the headcount reductions at TruServ's corporate headquarters.

Restructuring reserves summary:

                                                                 For the twenty-six weeks ended
                             -----------------------------------------------------------------------------------------------------
                                            June 29, 2002                                           June 30,2001
                             -----------------------------------------------     -------------------------------------------------
                             Severance and                         Total         Severance and                          Total
                              Outplacement      Facility       Restructuring      Outplacement        Facility       Restructuring
                                 Costs         Exit Costs         Reserve             Costs          Exit Costs         Reserve
                             -------------     ----------      -------------     -------------       ----------      -------------
                                                                      (000's omitted)
Restructuring reserve,
beginning of period            $  8,270          $ 17,979          $ 26,249          $    861          $  1,051          $  1,912

Q1 activity:
-----------
Restructuring charge               --                --                --                 560              --                 560
Use of reserves                  (1,864)             (988)           (2,852)              (83)              (89)             (172)
                               --------          --------          --------          --------          --------          --------

Q2 activity:
-----------
Restructuring charge                185               150               335             3,527               863             4,390
Restructuring reversal              (94)             --                 (94)             --                --                --
Use of reserves                  (1,498)              (97)           (1,595)           (1,090)             (856)           (1,946)
                               --------          --------          --------          --------          --------          --------

Restructuring reserve,
end of period                  $  4,999          $ 17,044          $ 22,043          $  3,775          $    969          $  4,744
                               ========          ========          ========          ========          ========          ========

NOTE 11 - SEGMENT INFORMATION

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

                       THIRTEEN WEEKS ENDED JUNE 29, 2002
                       ----------------------------------
                                 (000'S OMITTED)

                                                                    CONSOLIDATED
                                              HARDWARE      PAINT      TOTALS
                                              --------      -----      ------

Net sales to external customers               $565,281    $ 32,575     $597,856
Interest expense                                15,533       1,340       16,873
Depreciation and amortization                    8,806         365        9,171
Segment net margin/(loss)                        7,106       3,327       10,433
Expenditures for long-lived assets               4,539         171        4,710

                       THIRTEEN WEEKS ENDED JUNE 30, 2001
                       ----------------------------------
                                 (000'S OMITTED)

                                                                                 ELIMINATION
                                                                               OF INTERSEGMENT  CONSOLIDATED
                                        HARDWARE        PAINT         OTHER         ITEMS          TOTALS
                                        --------        -----         -----     --------------  ------------
                                                                     (NOTE 12)
Net sales to external customers        $ 681,838      $  40,611     $  25,316     $    --        $ 747,765
Intersegment sales                          --              638          --            (638)          --
Interest expense                          15,663          1,064           175          --           16,902
Depreciation and amortization             10,021            441           182          --           10,644
Segment net margin/(loss)                   (133)         2,585           121          --            2,573
Expenditures for long-lived assets         3,639              7           131          --            3,777


                      TWENTY-SIX WEEKS ENDED JUNE 29, 2002
                      ------------------------------------
                                 (000'S OMITTED)

                                                                    CONSOLIDATED
                                         HARDWARE         PAINT         TOTALS
                                         --------         -----     ------------

Net sales to external customers         $1,091,324     $   59,760    $1,151,084
Interest expense                            29,937          2,488        32,425
Depreciation and amortization               17,795            727        18,522
Segment net margin/(loss)                    8,626          6,455        15,081
Identifiable segment assets                877,461         60,552       938,013
Expenditures for long-lived assets           6,329            249         6,578

                      TWENTY-SIX WEEKS ENDED JUNE 30, 2001
                      ------------------------------------
                                 (000'S OMITTED)

                                                                                        ELIMINATION
                                                                                      OF INTERSEGMENT   CONSOLIDATED
                                         HARDWARE           PAINT          OTHER            ITEMS           TOTALS
                                         --------           -----          -----      ---------------   ------------
                                                                          (NOTE 12)
Net sales to external customers        $ 1,281,976      $    69,060     $    51,079     $      --        $ 1,402,115
Intersegment sales                            --              1,185            --            (1,185)            --
Interest expense                            29,605            2,343             311            --             32,259
Depreciation and amortization               20,113              878             355            --             21,346
Segment net margin/(loss)                  (16,796)           5,192             241            --            (11,363)
Identifiable segment assets              1,092,710           69,604          25,066            --          1,187,380
Expenditures for long-lived assets           6,553              272             164            --              6,989



NOTE 12 - ASSET SALE

Effective October 22, 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate to the current management group of the cooperative. The

Canadian operations generated revenue of $51,079,000 in the twenty-six weeks ended June 30, 2001 and $84,397,000 in 2001 to its date of sale in October; however, the sale of the business did not materially impact net margin.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. Due to the adoption of SFAS No. 142, TruServ stopped amortizing goodwill at the beginning of fiscal 2002. TruServ has completed its initial impairment assessment as required by SFAS No. 142 and has determined that no impairment exists. The reported Net margin/(loss), Goodwill amortization and adjusted Net margin/(loss) are as follows:

                                 For the thirteen weeks ended   For the twenty-six weeks ended
                                    June 29,      June 30,          June 29,      June 30,
                                      2002         2001               2002         2001
                                    --------     --------           --------     --------
                                                        (000's omitted)
Reported Net margin/(loss)          $ 10,433     $  2,573           $ 15,081     $(11,363)
Add back: Goodwill amortization         --            559               --          1,288
                                    --------     --------           --------     --------

Adjusted Net margin/(loss)          $ 10,433     $  3,132           $ 15,081     $(10,075)
                                    ========     ========           ========     ========


In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for TruServ. TruServ is currently evaluating the impact this standard will have on its financial statements.

In January 2002, TruServ adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. The adoption of this standard did not have a material impact on the Company's financial position or results of operations. In addition, the adoption of this standard required TruServ to reclassify the Brookings, South Dakota regional distribution center from Properties, net to Other current assets in the second quarter of 2002 (Note 14).

In April, 2002, the FASB issued SFAS No. 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (eliminating the extraordinary treatment of gains or losses on debt modification other than for certain exceptions), amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amends SFAS No. 13, "Accounting for Leases" (to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions) and amends other existing authoritative pronouncements (to make various technical corrections, clarify meanings or describe their applicability under changed conditions). SFAS No. 145 is effective for TruServ for fiscal 2003 but earlier application is encouraged. The Company is currently evaluating the impact this standard will have on its financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred; under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value and only when the liability is incurred. SFAS No. 146 is effective for TruServ for any exit or disposal activities undertaken after December 15, 2002 but earlier application is encouraged.

NOTE 14 - SUBSEQUENT EVENTS

In July 2002, TruServ received a payment of $16,900,000 from Builder Marts of America, Inc. on a note receivable that it held in connection with the fiscal 2000 sale of the lumber and building materials business. The note, which had a remaining balance of $17,000,000, as of June 29, 2002, was to be paid in annual installments through December 31, 2007 and carried an interest rate of 7.75% per annum. All but the remaining $100,000 of the note receivable has been classified on the condensed consolidated balance sheet as Accounts and notes receivable.

On August 9, 2002, TruServ sold its Brookings, South Dakota regional distribution center to Rainbow Play Systems Properties of Brookings, LLC for net proceeds after all closing costs of $6,141,000.

In accordance with the amended intercreditor agreement, the proceeds from the above describe transactions, along with other miscellaneous asset sale proceeds, were used to pay down short-term borrowings and prepay long-term senior debt in August 2002. Accordingly, the prepayment of long-term senior debt of $14,627,000 has been classified as a current maturity of long-term debt.

In July 2002, management announced its intention to retain ownership of its paint manufacturing business. This business was on the market for the last year with the intent of generating proceeds to pay down debt. Management believes there are adequate alternative sources to meet the current lenders' debt reduction target of June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 2002 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
2001

A reconciliation of revenue and gross margin for the thirteen weeks ending June 29, 2002 and June 30, 2001 follows:

                                                                                % of
                                                                             Change in            Gross               GM %
(dollar amounts in thousands)                             Revenue             Revenue             Margin           of revenue
                                                         ---------           ---------           --------          ----------
THIRTEEN WEEKS ENDED JUNE 30, 2001 RESULTS               $ 747,765                               $ 77,400             10.4%
                                                         ---------                               --------
Same store sales
   Product price increases                                   3,823               2.6%               3,823
   Warehouse and relay revenues                            (18,327)            (12.2%)             (1,952)
   Vendor direct revenues                                  (49,419)            (33.0%)               (528)
Terminated members                                         (66,347)            (44.3%)             (8,659)
New members                                                  6,330               4.2%               1,088
Lumber and building materials business                         (29)              0.0%                  95
Canadian business                                          (25,316)            (16.9%)             (3,645)
Advertising, transportation, and other revenues               (624)             (0.4%)             (1,538)
Indirect cost of revenues                                        -               0.0%               5,938
                                                         ---------           ---------           --------
Total change                                              (149,909)           (100.0%)             (5,378)
                                                         ---------           =========           --------
THIRTEEN WEEKS ENDED JUNE 29, 2002 RESULTS               $ 597,856                               $ 72,022             12.0%
                                                         =========                               ========


Revenues for the thirteen weeks ended June 29, 2002 totaled $597,856,000. This represented a decrease in revenues of $149,909,000, or 20.0%, compared to the same period last year. The key contributors to the decrease in revenue are the 11.0% decline in the number of participating member retail outlets, the loss of same store sales, and the sale of TruServ Canada Cooperative, Inc. in October of 2001.

Gross margin for the thirteen weeks ended June 29, 2002 decreased by $5,378,000, or 6.9%, over the prior year. Gross margin as a percent of revenue increased to 12.0% from 10.4% for the comparable period last year. The key contributors to the decrease in gross margin dollars were the decline in the number of participating member retail outlets and sold businesses. The unfavorable impacts to gross margin were partially offset by product price increases along with the indirect cost of revenues, which favorably impacted the gross margin dollars as a result of distribution center closures and headcount reductions which reduced the direct inbound logistics and labor and related overhead expenses incurred to bring merchandise to the distribution centers.

Logistics and manufacturing expenses decreased $6,198,000, or 24.4%, as compared to the same period last year. The sale of the Canadian operations accounted for $3,282,000 of this positive variance. The remainder of the decrease occurred in direct regional distribution center expenses, which decreased primarily due to the closure of distribution centers, headcount reductions due to a reduction in the member base and other cost saving initiatives.

Selling, general and administrative ("SG&A") expenses decreased $2,769,000, or 9.5%, as compared to the same period last year. SG&A expenses were mainly favorable due to lower bad debt expense of $2,850,000 due to better performing receivables. Additional reductions in SG&A expenses for fiscal 2002 compared to fiscal 2001 are due to $2,875,000 of lower non-restructuring severance and related benefit costs due to non-restructuring separations that occurred in the prior year and non-recurrence of $1,204,000 of workforce reduction costs at TruServ's corporate headquarters. Also in 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization in the second quarter of 2001 was $559,000. These favorable savings were predominately offset by the adverse effect of the timing of the spring market in May 2001 versus February 2002.

Restructuring expenses of $241,000 were incurred in the second quarter 2002. These expenses related to additional outplacement costs at TruServ's corporate headquarters of $185,000, plus additional facility exit costs at TruServ's Hagerstown, Maryland distribution center of $150,000, offset by the reversal of excess outplacement costs at TruServ's Hagerstown, Maryland and Brookings, South Dakota distribution centers. Restructuring expenses of $4,390,000 in the second quarter of 2001 related to severance and outplacement costs of $3,527,000 mainly at TruServ's world headquarters, and facility exit costs of $863,000 related to TruServ's Indianapolis, Indiana and Henderson, North Carolina distribution center closings.

Interest paid to members decreased by $289,000, or 14.6%, as compared to the same period last year, due to a lower average principal balance of debt outstanding, partially offset by a higher average interest rate. Non-member interest expense increased $260,000, or 1.7%, as compared to the same period last year. This increase is due to higher bank fees of $1,423,000 and higher interest rates causing an incremental increase in expense of $384,000 as a result of TruServ amending its existing credit facility and senior note agreements due to the debt covenant violation under the revolving credit facility and the senior note agreements in 2001. These increased bank fees and interest rates were partially offset by lower interest expense of $1,547,000 from the lower average principal balance of senior debt outstanding as compared to the same period last year.

The quarter resulted in net margin of $10,433,000 up from net margin of $2,573,000 from the same period a year ago. Net margin was favorably impacted by the results of the closure of regional distribution centers and headcount reductions that occurred from the restructuring activities in 2001, the non-recurrence of the significant 2001 restructuring charges, along with better gross margin results that are partially offset by the loss of participating member retail outlets.

TWENTY-SIX WEEKS ENDED JUNE 29, 2002 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 2001

A reconciliation of revenue and gross margin for the twenty-six weeks ending June 29, 2002 and June 30, 2001 follows:

                                                                                % of
                                                                             Change in            Gross               GM %
(dollar amounts in thousands)                             Revenue             Revenue             Margin           of revenue
                                                         ---------           ---------           --------          ----------
TWENTY-SIX WEEKS ENDED JUNE 30, 2001 RESULTS            $ 1,402,115                             $ 128,050              9.1%
                                                        -----------                             ---------
Same store sales
   Product price increases                                    6,350               2.5%              6,350
   Warehouse and relay revenues                             (32,776)            (13.0%)            (1,843)
   Vendor direct revenues                                   (42,941)            (17.1%)              (456)
Terminated members                                         (118,221)            (47.1%)           (14,846)
New members                                                  12,847               5.1%              1,935
Lumber and building materials business                      (21,262)             (8.5%)              (308)
Canadian business                                           (51,079)            (20.3%)            (7,251)
Advertising, transportation, and other revenues              (3,949)             (1.6%)             2,240
Indirect cost of revenues                                         -               0.0%             10,282
                                                        -----------      ------------           ---------
Total change                                               (251,031)           (100.0%)            (3,897)
                                                        -----------      ============           ---------
TWENTY-SIX WEEKS ENDED JUNE 29, 2002 RESULTS            $ 1,151,084                             $ 124,153             10.8%
                                                        ===========                             =========



Revenues for the twenty-six weeks ended June 29, 2002 totaled $1,151,084,000. This represented a decrease in revenues of $251,031,000, or 17.9%, compared to the same period last year. The key contributors to the decrease in revenue are the 11.9% decline in the number of participating member retail outlets, the loss of same store sales, the sale of TruServ Canada Cooperative, Inc. in October of 2001, and the residual 2001 lumber sales from the lumber and building materials business that was sold to Builder Marts of America, Inc. in December 2000.

Gross margin for the twenty-six weeks ended June 29, 2002 decreased by $3,897,000, or 3.0%, over the prior year. Gross margin as a percent of revenue increased to 10.8% from 9.1% for the comparable period last year. The key contributors to the decrease in gross margin dollars were the decline in the number of participating member retail outlets and sold businesses. The unfavorable impacts to gross margin were partially offset by product price increases along with the indirect cost of revenues which favorably impacted the gross margin dollars as a result of the closure of distribution centers and headcount reductions which reduced the direct inbound logistics and labor and related overhead expenses incurred to bring merchandise to the distribution centers.

Logistics and manufacturing expenses decreased $12,617,000, or 27.8%, as compared to the same period last year. The sale of the Canadian operations accounted for $6,702,000 of this positive variance. The remainder of the decrease occurred in direct regional distribution center expenses, which decreased primarily due to the closure of distribution centers, headcount reductions due to a reduction in the member base and other cost saving initiatives.

Selling, general and administrative ("SG&A") expenses decreased $12,688,000, or 21.7%, as compared to the same period last year. SG&A expenses were mainly favorable due to lower bad debt expense of $3,153,000 due to better performing receivables. Additional reductions in SG&A for fiscal 2002 compared to fiscal 2001 are due to lower non-restructuring severance and related benefit costs of $3,368,000 due to non-restructuring separations that occurred in the prior year, and workforce reductions at TruServ's corporate headquarters of $3,276,000 that occurred in the prior year. Also in 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization in the first half of 2001 was $1,288,000.

Restructuring expenses of $241,000 incurred in the twenty-six weeks ended June 29, 2002 relate to additional outplacement costs at TruServ's corporate headquarters of $185,000 plus additional facility exit costs at TruServ's Hagerstown, Maryland distribution center of $150,000, offset by the reversal of excess outplacement cost at TruServ's Hagerstown, Maryland and Brookings, North Dakota distribution centers. Restructuring expenses of $4,950,000 for the same period ended June 30, 2001 related to regional distribution center closings and workforce reductions at TruServ's corporate headquarters.

Interest paid to members decreased by $576,000, or 14.7%, as compared to the same period last year, due to a lower average principal balance of debt outstanding partially offset by a higher average interest rate. Non-member interest expense increased $742,000, or 2.6%, as compared to the same period last year. This increase is due to higher bank fees of $2,128,000 and higher interest rates causing an incremental increase in expense of $1,710,000 as a result of TruServ amending its existing credit facility and senior note agreements due to the debt covenant violation under the revolving credit facility and the senior note agreements in 2001. These increased bank fees and interest rates were partially offset by lower interest expense of $3,096,000 from the lower average principal balance of senior debt outstanding as compared to the same period last year.

The first six months resulted in net margin of $15,081,000 up from a net loss of $11,363,000 from the same period a year ago. Net margin was favorably impacted by the closure of regional distribution centers and headcount reductions that occurred from the restructuring activities in 2001, the non-recurrence of the significant 2001 restructuring charges, along with better gross margin results that were partially offset by the loss of participating member retail outlets.

LIQUIDITY AND CAPITAL RESOURCES

The Securities and Exchange Commission ("SEC") recently issued Financial Reporting Release ("FRR") No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below, which should be read in conjunction with the information in TruServ's 2001 Annual Report on Form 10-K, fulfills the requirement of FRR 61 by describing TruServ's debt, credit facilities, guarantees and future commitments in order to facilitate a review of TruServ's liquidity.

Cash provided by operating activities for the twenty-six weeks ended June 29, 2002 was $47,051,000, compared to cash provided of $101,086,000 for the twenty-six weeks ended June 30, 2001. The main reason for this change in cash related to operating activities is due to the decrease in accounts receivable for 2001, which relates to the collection of approximately $61,000,000 remaining accounts receivable from the lumber and building materials business which was sold in December 2000. The use of cash provided by the increase in accounts payable and the reduction of inventory was partially offset by the use of cash for accounts receivable during the first half of 2002 reflecting the normal seasonal nature of the business.

Investing activities used cash of $84,000 for the twenty-six weeks ended June 29, 2002, compared to cash used of $6,293,000 for the same period last year. Additions to owned properties used cash of $6,578,000, which is down $411,000 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters. Additional use of cash was in changes in other assets of $2,709,000 compared to cash provided in 2001 of $746,000. Also restricted cash decreased, which generated cash of $8,973,000 compared to an increase of $130,000 for the same period last year, as asset sale proceeds were distributed during 2002 to the senior lenders in accordance with the intercreditor agreement.

In the twenty-six weeks ended June 29, 2002, TruServ had a net decrease in cash and cash equivalents of $75,381,000. This decrease was primarily related to excess cash being used to pay down the revolver when the debt amendments were completed and is only borrowing its daily need for cash against the revolving credit facility. TruServ had held the revolver borrowing level at $140,000,000 since September 2001. In the twenty-six weeks ended June 30, 2001 TruServ had a net decrease in cash and cash equivalents of $1,933,000. In the first six months of 2001, TruServ's cash flow generated by operating activities was primarily used for its financing activities.

At June 29, 2002, TruServ's working capital was $52,698,000, as compared to $18,252,000 at December 31, 2001. The current ratio was 1.09 at June 29, 2002, as compared to 1.03 at December 31, 2001.

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements after the company failed to comply with a covenant, as of February 24, 2001, which constituted an event of default. The amendment to the revolving credit facility extends the terms of the facility from June 2002 to June 2004. The amount of the commitment remained at $200,000,000. The commitment under the revolving credit facility will be permanently reduced by the amount of the prepayments allocated and paid on the revolving credit facility. Since April 11, 2002, the revolving credit facility has been reduced and was $196,065,000 at June 29, 2002 and is at $187,221,000 as of August 13, 2002, due to prepayments from asset sales in 2002. There are, however, borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. The unused commitment fee is 0.75% per annum.

The amendments to the various senior notes maintain the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the proceeds from certain asset sales, amortization of certain notes receivable and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. These prepayments on the senior notes are subject to make-whole provisions or a premium related to accelerated debt prepayment. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The prepayments to senior note holders were $6,507,000 in the second quarter 2002, resulting in make-whole liabilities of $1,745,000, which are recorded as additional debt offset by a contra account to debt in the second quarter 2002. The contra account will be amortized to interest expense over the remaining life of the original note. Under the terms of the amended senior note agreements, in the event of early termination of the note agreements, make-whole liabilities may be triggered based on certain circumstances and then prevailing market interest rates relative to the interest rates on the senior notes.

The amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The term of the revolving credit facility is accelerated to June 30, 2003, if on that date: total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. TruServ intends to attain this reduced level of senior debt outstanding by June 30, 2003 by entering into sale/lease-back transactions or mortgages on various regional distribution centers along with using proceeds from operations. The senior lenders may accelerate their notes if the company does not have a revolving credit facility in place to fund its seasonal cash flows.

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt agreements. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. These amendments eliminate the "event of default" discussed above. TruServ is in compliance with all covenants as of June 29, 2002.

TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2002.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 recently released by the SEC recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of financial statements in their Annual Report on Form 10-K and update in their Form 10-Q for any significant changes to their "critical" accounting policies or methods. A significant change in accounting policy occurred with the adoption of SFAS No. 142 and the accounting for Goodwill, net. The impairment analysis completed for Goodwill showed that Goodwill was not impaired. The analysis was completed using discounted cash flows. The discount rate used was a blended senior debt borrowing rate of 13.3%. The allocation of debt to the Paint segment assumed a debt capacity of 2.5 times EBITDA with the remainder of the debt carried by the Hardware segment. Revenue and Earnings before Interest and Taxes ("EBIT") are estimated to attain plan for Fiscal Year 2002 and 2003 and for future years are expected to decline by 3.0%. While TruServ believes that these are reasonable assumptions, a decline in EBIT below plan due to lower revenue or higher expenses from plan could result in the recognition of an impairment loss on Goodwill.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt, which totals $74,403,000 at June 29, 2002. A 50 basis point movement in the interest rates would result in an approximate $372,000 annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any special purpose entities ("SPE's"). All related party transactions are at arms length, which are primarily product and service sales to shareholders of TruServ.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2000, former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois). The plaintiffs in the action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of Servistar Coast to Coast and Cotter & Company. The plaintiffs allege, however, that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. Based upon this alleged conduct, the plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. The complaints state that each plaintiff is entitled to in excess of $50,000 in damages; however, the damages being sought are not further specified. Discovery has recently commenced in the action and it is too early to determine the extent of the damages being claimed. In March 2001, a similar action was brought on behalf of additional former members in the same court, by the same law firm. The complaint alleges substantially similar claims as those made in the June 2000 action, except that the March 2001 action relates to the ServiStar brand name instead of the Coast to Coast brand name. The lawsuit is in an early stage and the extent of damages being claimed has not yet been determined. In total, approximately 40 former members have brought claims against TruServ based on this type of allegation in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois).

In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member against certain present and former directors of TruServ and against TruServ. The plaintiff in the lawsuit seeks to proceed on a class-action basis on behalf of all those affected by the moratorium and the creation of the loss allocation accounts. The complaint alleges that the named directors breached their fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999 and that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring a moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit is in an early stage and the extent of the damages being claimed has not yet been determined. The parties have entered into settlement negotiations, but a final settlement has not been reached at this time and no assurances can be given that one will be entered into.

In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400,000. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess' shares of TruServ Stock. Bess contested the validity of a March 17, 2000, corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss which TruServ declared for its fiscal year 1999. On June 21, 2002, the court issued an oral ruling granting summary judgment to TruServ on its accounts receivable claim, and granting summary judgment to Bess on its counterclaim. The judgement was entered on August 6, 2002. TruServ believes that the court's ruling is not supported by either the facts or Delaware corporate law and TruServ has asked the court to reconsider and reverse its ruling.

TruServ intends to vigorously defend all of these cases.

In June 2002, TruServ reached a confidential settlement with Paul Pentz, a former president of TruServ, which TruServ found to be satisfactory. Mr. Pentz, in October 1999, had filed a claim in the Circuit Court of the 20th Judicial Circuit (Collier County, Florida) against TruServ alleging he was due bonus and retirement compensation payments in addition to amounts already paid to him. The case was removed to Federal Court and transferred to the Northern District of Illinois. TruServ filed a counterclaim against Mr. Pentz alleging that he breached his fiduciary duties as president of TruServ. Mr. Pentz's motion to dismiss the counterclaim was denied.

On May 24, 2002, TruServ filed a Form 8-K in which it disclosed that the Midwest Regional Office of the Securities and Exchange Commission (the "Commission") intended to recommend to the Commission an enforcement proceeding against TruServ seeking a Cease and Desist Order relating to the 1999 loss and to the deficiencies in TruServ's internal controls. TruServ has entered into negotiations with the Commission staff and is in the process of making an Offer of Settlement to the Commission in connection with the Commission's investigation of these matters. TruServ will make such Offer of Settlement without admitting or denying the findings in any Commission Order. If the Commission accepts TruServ's Offer of Settlement, TruServ will be subject to a Cease and Desist Order requiring it to maintain books and records in conformance with the requirements of the Securities Exchange Act of 1934 and to undertake certain other ancillary procedures.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2000, the board of directors of TruServ declared a moratorium on redemption of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the impact of the 1999 loss were allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibited redemptions when TruServ, among other things, did not attain certain profit margins.

TruServ's amended debt agreements preclude the lifting of the stock moratorium during the term of the agreement, which expires June 30, 2004, except for certain hardship cases, not to exceed $2,000,000 annually. Subsequent to the expiration of the prohibition against stock redemptions under the debt agreements, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

As of June 29, 2002, the amount of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium is approximately $38,182,000 after the offset of the loss allocation account. The $38,182,000 includes approximately $13,626,000 related to the Class A common stock historically paid out at the time of redemption and $48,686,000 related to Class B common stock historically paid out in five equal annual installments, offset by the amount of the loss allocation accounts related to the Class B common stock in an aggregate amount of $24,130,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the company's Annual Meeting of Stockholders held on May 30, 2002, the election results were as follows:

        1.   Election of directors for a term of one year:

                                               Votes for        Votes Withheld
             Bryan R. Ableidinger               198,780              15,540
             Laurence L. Anderson               195,840              18,480
             J.W. Blagg                         197,280              17,040
             Peter G. Kelly                     194,700              19,620
             Robert J. Ladner                   196,620              17,700
             Pamela Forbes Lieberman            197,760              16,560
             David Y. Schwartz                  194,040              20,280
             George V. Sheffer                  196,380              17,940
             Gilbert L. Wachsman                196,080              18,240

        2. Appointment of PricewaterhouseCoopers LLP as the company's independent accountant for fiscal 2002:

                    For              Against            Abstain
                    -----           ----------         ---------
                   203,160            6,180              4,980

        3.   Approval of proxy authorization to vote on other business:

                    For              Against            Abstain
                    -----           ----------         ---------
                   183,180            20,640             10,500


ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None

         (b) Current Reports on Form 8-K, filed April 12, 2002, April 17, 2002, May 3, 2002, May 20, 2002, May 24, 2002, and June 19, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRUSERV CORPORATION

Date: August 13, 2002                        By /s/DAVID A. SHADDUCK
                                             -----------------------
                                             David A. Shadduck
                                             Senior Vice President and
                                             Chief Financial Officer