Form 10-Q/A
period 2002-06-29
TRUSERV CORP
filed 2002-09-04
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


ITEM 5. OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

Exhibit 99.1   Section 906 Certification (Chief Executive Officer)

Exhibit 99.2   Section 906 Certification (Chief Financial Officer)

         (b) Current Reports on Form 8-K, filed April 12, 2002, April 17, 2002, May 3, 2002, May 20, 2002, May 24, 2002, and June 19, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             TRUSERV CORPORATION

Date: September 4, 2002                      By /s/DAVID A. SHADDUCK
                                             -----------------------
                                             David A. Shadduck
                                             Senior Vice President and
                                             Chief Financial Officer