Form 10-Q
period 2002-09-28
TRUSERV CORP
filed 2002-11-12
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM       TO
                                        -----    ------

         COMMISSION FILE NUMBER                2-20910
                               ------------------------------------

                               TRUSERV CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        36-2099896
                --------                                        ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

       8600 West Bryn Mawr Avenue
            Chicago, Illinois                                   60631-3505
            -----------------                                   -----------
(Address of principal executive offices)                        (Zip Code)

                                 (773) 695-5000
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares outstanding of each of the issuer's classes of common stock, as of October 26, 2002.

Class A Common Stock, $100 Par Value..............................472,320 Shares
Class B Common Stock, $100 Par Value. ..........................1,731,490 Shares

                          ITEM 1. FINANCIAL STATEMENTS
                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE OF STOCK)

                                     ASSETS

                                                                                               September 28,          December 31,
                                                                                                   2002                  2001
                                                                                             ------------------    -----------------
                                                                                                (Unaudited)

Current assets:
     Cash and cash equivalents                                                                        $ 11,407             $ 88,816
     Restricted cash                                                                                    14,547               29,075
     Accounts and notes receivable, net of allowance for doubtful accounts of $9,235
            and $9,402                                                                                 203,341              243,275
     Inventories (Note 5)                                                                              294,145              333,976
     Other current assets (Note 6)                                                                      14,458               16,688
                                                                                             ------------------    -----------------
            Total current assets                                                                       537,898              711,830
Properties, net of accumulated depreciation of $306,092 and $294,842                                   160,341              180,347
Goodwill, net (Note 12)                                                                                 91,474               91,474
Other assets (Notes 6 & 11)                                                                             23,879               37,186
                                                                                             ------------------    -----------------
            Total assets                                                                             $ 813,592          $ 1,020,837
                                                                                             ==================    =================

                                            LIABILITIES AND MEMBERS' CAPITALIZATION
Current liabilities:
     Accounts payable                                                                                $ 221,680            $ 251,657
     Outstanding checks                                                                                 41,507               87,385
     Accrued expenses (Note 7 & 9)                                                                     119,508              119,490
     Short-term borrowings (Note 6 & 11)                                                                31,881              141,755
     Current maturities of long-term debt, notes and capital lease obligations (Note 6 & 11)            71,133               93,291
     Patronage dividend payable in cash (Note 3)                                                         4,109                    -
                                                                                             ------------------    -----------------
            Total current liabilities                                                                  489,818              693,578
Long-term debt, including capital lease obligations, less current maturities (Note 6 & 11)             200,875              236,268
Deferred credits                                                                                         8,050                8,758
                                                                                             ------------------    -----------------
Total liabilities and deferred credits                                                                 698,743              938,604
Commitments and contingencies                                                                                -                    -
Members' capitalization:
     Promissory (subordinated) and installment notes, net of current portion                            57,207               42,973
     Members' equity:
      Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 471,180 and 455,220 shares issued and fully paid;
        38,880 and 54,840 shares issued (net of subscriptions receivable of $911 and $1,110)            50,095               49,896
      Redeemable Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized; 1,731,490 shares
       issued and fully paid                                                                           174,448              174,448
     Loss allocation (Note 4)                                                                          (88,731)             (89,972)
     Deferred patronage                                                                                (25,980)             (26,541)
     Accumulated deficit                                                                               (52,223)             (68,568)
     Accumulated other comprehensive income/(loss)                                                          33                   (3)
                                                                                             ------------------    -----------------
            Total members' equity (Note 8)                                                              57,642               39,260
                                                                                             ------------------    -----------------
                 Total members' capitalization                                                         114,849               82,233
                                                                                             ------------------    -----------------
                       Total liabilities and members' capitalization                                 $ 813,592          $ 1,020,837
                                                                                             ==================    =================

           See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                    For the thirteen weeks ended              For the thirty-nine weeks ended
                                                -----------------------------------         -----------------------------------
                                                September 28,         September 29,         September 28,         September 29,
                                                     2002                  2001                  2002                 2001
                                                -------------         -------------         -------------         -------------
Revenues                                            $ 499,818             $ 621,977           $ 1,650,901           $ 2,024,092

Costs and expenses:

    Cost of revenues                                  439,890               549,401             1,466,821             1,823,466
    Logistics and manufacturing
         expenses                                      16,675                22,195                49,437                67,575
    Selling, general and
          administrative expenses                      22,174                35,171                67,896                93,580
    Restructuring charges and
         other related expenses (Note 9)                  895                 3,261                 1,136                 8,211
    Interest expense to members                         1,618                 1,939                 4,974                 5,871
    Non-member interest expense                        13,311                13,652                42,381                41,979
    Gain on sale of assets                                (67)                  (73)                 (292)                 (188)
    Other income, net                                    (709)               (1,224)               (2,713)               (3,004)
                                                -------------         -------------         -------------         -------------

Total costs and expenses                              493,787               624,322             1,629,640             2,037,490
                                                -------------         -------------         -------------         -------------

Net margin/(loss) before income taxes                   6,031                (2,345)               21,261               (13,398)

Income tax expense                                         97                   132                   247                   442
                                                -------------         -------------         -------------         -------------

Net margin/(loss)                                     $ 5,934              $ (2,477)             $ 21,014             $ (13,840)
                                                =============         =============         =============         =============


           See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           For the thirty-nine weeks ended
                                                                                         ----------------------------------
                                                                                         September 28,        September 29,
                                                                                              2002                2001
                                                                                         -------------        -------------
Operating activities:
    Net margin/(loss)                                                                         $ 21,014            $ (13,840)
    Adjustments to reconcile net margin/(loss) to cash and
       cash equivalents provided by operating activities:
       Depreciation and amortization                                                            27,112               31,548
       Provision for allowance for doubtful accounts                                               453                5,744
       Restructuring charges and other related expenses (Note 9)                                 1,136                8,211
       Gain on sale of assets                                                                     (292)                (188)
       Net change in working capital components                                                 47,833               97,384
                                                                                         -------------        -------------
    Net cash and cash equivalents provided by operating activities                              97,256              128,859
                                                                                         -------------        -------------
Investing activities:
    Additions to properties                                                                     (8,254)              (8,843)
    Proceeds from sale of properties                                                             6,559                  123
    Changes in restricted cash                                                                  14,528               (4,573)
    Changes in other assets                                                                     13,728                1,359
                                                                                         -------------        -------------
    Net cash and cash equivalents provided by/(used for) investing activities                   26,561              (11,934)
                                                                                         -------------        -------------
Financing activities:
    Payment of patronage dividend                                                                    -               (9,484)
    Payment of notes, long-term debt and lease obligations                                     (45,673)              (7,686)
    Decrease in outstanding checks                                                             (45,878)             (88,810)
    Payment of short-term borrowings, net of proceeds                                         (109,874)              12,896
    Proceeds from Class A common stock subscription receivable                                     199                  671
                                                                                         -------------        -------------
    Net cash and cash equivalents used for financing activities                               (201,226)             (92,413)
                                                                                         -------------        -------------
Net (decrease)/increase in cash and cash equivalents                                           (77,409)              24,512
Cash and cash equivalents at beginning of period                                                88,816               15,491
                                                                                         -------------        -------------
Cash and cash equivalents at end of period                                                    $ 11,407             $ 40,003
                                                                                         =============        =============

           See Notes to Condensed Consolidated Financial Statements.

                              TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at September 28, 2002, the condensed consolidated statement of operations for the thirteen and thirty-nine weeks ended September 28, 2002 and September 29, 2001, and the condensed consolidated statement of cash flows for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2001 included in TruServ's 2001 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin/(loss) for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the nine-month period ended September 28, 2002 was $4,109, which was 20% of estimated patronage income; there was no estimated patronage dividend for the corresponding period in 2001. TruServ's by-laws and the IRS require that the payment of at least 20% of patronage dividends be in cash. In the past, the remainder was primarily paid through the issuance of TruServ's Redeemable Class B common stock; in certain cases, a small portion of the dividend was paid by means of Promissory (subordinated) notes of the company. For fiscal 2002 it is the intent of the company to issue the non-cash portion of the dividend in the form of Class B common stock which will be first used to reduce existing loss allocation account balances (Note 4); any remaining Class B common stock will then be issued to members.

NOTE 4 - LOSS ALLOCATION TO MEMBERS

During the third quarter of fiscal 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of Retained earnings. TruServ has allocated the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the condensed consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The Loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the Loss allocation account until fully satisfied. The Loss allocation amount may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the Loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ (Note 8).

The board of directors has determined that TruServ will retain the fiscal 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ does not intend for the 2002 Net margin to be retained for purposes of setting off the 2001 loss. TruServ will determine for each member that was a stockholder in 2001, his share of the 2001 loss that is retained in the Accumulated deficit account based upon the member's proportionate stock investment and purchases from the co-op in 2001. In the event a member should terminate as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

                                              September 28,        December 31,
                                                   2002                2001
                                             ---------------     ---------------

Manufacturing inventories:
       Raw materials                                $ 1,466             $ 1,607
       Work-in-process and finished goods            20,537              22,298
                                             ---------------     ---------------
                                                     22,003              23,905
Merchandise inventories                             272,142             310,071
                                             ---------------     ---------------
       Total                                      $ 294,145           $ 333,976
                                             ===============     ===============



Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at September 28, 2002 and December 31, 2001 was $19,235 and $23,272, respectively.

NOTE 6 - AMENDED FINANCING AGREEMENT

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements that eliminated the event of default created when the company failed to comply with a covenant as of February 24, 2001. The amendment to the revolving credit facility extended the terms of the facility from June 2002 to June 2004; the amount of the commitment remained at $200,000. The commitment under the revolving credit facility is permanently reduced by the amount of any prepayments allocated and paid on the revolving credit facility. Since April 11, 2002, the revolving credit facility commitment has been reduced to $187,221 at September 28, 2002 due to prepayments in 2002 from asset sales. There are, however, borrowing base limitations on the commitment that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. TruServ had available and unused liquidity under the revolving credit facility of approximately $100,000 at September 28, 2002. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%, which was 8.00% as of September 28, 2002. The unused commitment fee is 0.75% per annum.

The amendments to the various senior notes maintained the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the cash proceeds from certain asset sales and certain notes receivable; and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The prepayments on the senior notes are subject to make-whole provisions or a premium related to accelerated debt repayment. For the thirteen and thirty-nine weeks ended September 28, 2002, the prepayments to senior note holders were $14,627 and $21,134, respectively, resulting in prepayment penalties or make-whole liabilities of $4,269 and $6,014, respectively, which are recorded as additional debt with an offsetting entry to a prepaid interest account. The prepaid interest account will be amortized to interest expense over the remaining life of the original notes. Under the terms of the amended senior note agreements, in the event of early termination or a prepayment of a portion of the notes, substantial make-whole liabilities are generally triggered. The nature of the transaction giving rise to the prepayment, the length of time to maturity of the note, the magnitude of the prepayment relative to the remaining debt outstanding and prevailing market interest rates relative to the interest rates on the senior notes are factors in determining the amount of potential make-whole liabilities. Any decision to prepay a portion of these senior notes requires an analysis of the estimated additional costs of prepayment against the benefit of reduced interest expense.

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

The term of the revolving credit facility is accelerated to June 30, 2003, if on that date total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. The total senior debt outstanding at September 28, 2002 was $278,391. TruServ intends to attain this reduced level of senior debt outstanding by June 30, 2003 with cash from operating activities supplemented with sale/lease-backs or mortgages on various regional distribution centers.

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt agreements. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. TruServ is in compliance with all applicable covenants and events of default as of September 28, 2002. As of October 7, 2002, TruServ appointed its fifth outside director and one of these outside directors is the independent "financial expert" on TruServ's audit committee in accordance with Section 407 of the Sarbanes-Oxley Act of 2002.

NOTE 7 - LEASE COMMITMENTS

The Hagerstown, Maryland distribution center is subject to a synthetic lease with monthly payments that are recorded in Non-member interest expense on the accompanying condensed consolidated statement of operations. The lease payment commitments are for three years with two one-year renewal options and a principal payment due at the expiration of the lease agreement, which is April 30, 2003. All obligations under this lease arrangement are guaranteed by the company. As of September 28, 2002, the synthetic lease has a remaining balance of $38,504, which is due at the end of the lease term. This debt and the original cost of the facility are not recorded in the company's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases." In the fourth quarter of 2001, TruServ announced its decision to close and sell the Hagerstown facility and, as a result, recorded a loss representing the difference between the lease obligation and management's estimation of the fair value of the building in Accrued expenses on the accompanying condensed consolidated balance sheet as a cost to exit the facility. The Hagerstown facility ceased regular operations in September 2002.

NOTE 8 - MEMBERS' EQUITY

As of September 28, 2002, the amount of Class A common stock and Class B common stock presented for redemption, but deferred due to the moratorium (see Part II, Item 2), is approximately $36,937 after the offset of the Loss allocation account. This amount does not include an offset of approximately $7,269 of Accounts receivable owed by terminated members to the co-op. Historically, the company has offset such amounts due by members to the co-op against amounts the co-op pays the members on redemption of their stock. The amount of stock presented for redemption, but deferred due to the moratorium, includes approximately $14,765 related to the Class A common stock (which was historically paid out at the time of redemption) and $44,591 related to Class B common stock (which was historically paid out in five equal annual installments), offset by the amount of the Loss allocation account related to the Class B common stock of $22,419.

NOTE 9 - RESTRUCTURING CHARGE

Net restructuring expenses of $895 and $1,136 were incurred in the thirteen and thirty-nine weeks ended September 28, 2002, respectively. The expenses in the third quarter related to additional severance costs of $1,822 at TruServ's corporate headquarters and Hagerstown, Maryland and Brookings, South Dakota distribution centers, offset by a gain of $927 on the sale of the Brookings distribution center. Year to date expenses also included additional outplacement costs at TruServ's corporate headquarters of $185 and additional facility exit costs at TruServ's Hagerstown, Maryland distribution center of $150, offset by the reversal of excess outplacement costs at the Hagerstown, Maryland and Brookings, South Dakota distribution centers. TruServ used previously established restructuring reserves in the first nine months of 2002 of $5,168 ($2,852 in the first quarter of 2002, $1,595 in the second quarter of 2002 and $721 in the third quarter of 2002) related to regional distribution center closures and workforce reductions at the company's corporate headquarters. TruServ incurred restructuring charges of $8,211 during the first nine months of 2001 ($560 in the first quarter of 2001, $4,390 in the second quarter of 2001 and $3,261 in the third quarter of 2001) related mainly to severance for the Brookings, South Dakota distribution center closure, headcount reductions at TruServ's corporate headquarters and facility exit costs for the Henderson, North Carolina and Indianapolis, Indiana distribution center closures. Use of previously established restructuring reserves of $4,540 in the first nine months of 2001 mainly related to TruServ's various distribution center closures and the headcount reductions at TruServ's corporate headquarters.

Restructuring reserves summary:


                                                                For the thirty-nine weeks ended
                                           September 28, 2002                                       September 29, 2001
                          ----------------------------------------------------  ----------------------------------------------------

                          Severance and                             Total       Severance and                             Total
                          Outplacement   Facility       Asset    Restructuring  Outplacement    Facility      Asset    Restructuring
                              Costs      Exit Costs  Impairment    Reserve          Costs      Exit Costs  Impairment    Reserve
                          -------------- ----------  ----------  -------------  -------------- ----------  ----------- -------------
Restructuring reserve,
beginning of period            $ 8,270    $ 17,979     $     -      $ 26,249           $ 861    $ 1,051      $     -       $ 1,912

Q1 activity:
Restructuring charge                 -           -           -             -             560          -            -           560
Use of reserves                 (1,864)       (988)          -        (2,852)            (83)       (89)           -          (172)

Q2 activity:
Restructuring charge               185         150           -           335           3,527        863            -         4,390
Restructuring reversal             (94)          -           -           (94)              -          -            -             -
Use of reserves                 (1,498)        (97)          -        (1,595)         (1,090)      (856)           -        (1,946)

Q3 activity:
Restructuring charge             1,822           -           -         1,822           1,502      1,405          354         3,261
Gain on sale of Brookings            -           -        (927)         (927)              -          -            -             -
Use of reserves                 (1,648)          -         927          (721)         (1,501)      (921)           -        (2,422)
                          -------------- ----------  ----------  -------------  -------------- ----------  ----------- -------------

Restructuring reserve,
end of period                  $ 5,173    $ 17,044     $     -      $ 22,217         $ 3,776    $ 1,453      $   354       $ 5,583
                          ============== ==========  ==========  =============  ============== ==========  =========== =============

NOTE 10 - SEGMENT INFORMATION

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




       THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002
       ---------------------------------------

                                                                             CONSOLIDATED
                                             HARDWARE           PAINT           TOTALS
                                             ---------        --------       ------------
Net sales to external customers              $ 467,427        $ 32,391        $ 499,818
Interest expense                                14,262             667           14,929
Depreciation and amortization                    8,242             348            8,590
Segment net margin                               1,237           4,697            5,934
Expenditures for long-lived assets               1,540             136            1,676

       THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
       ---------------------------------------

                                                                                               ELIMINATION
                                                                                             OF INTERSEGMENT    CONSOLIDATED
                                              HARDWARE          PAINT           OTHER             ITEMS            TOTALS
                                             ---------        --------        ---------      ---------------    ------------
                                                                              (NOTE 11)
Net sales to external customers              $ 558,539        $ 37,189         $ 26,249           $   -          $ 621,977
Intersegment sales                                   -             351                -            (351)                 -
Interest expense                                14,702             753              136               -             15,591
Depreciation and amortization                    9,658             394              150               -             10,202
Segment net margin/(loss)                       (5,682)          3,235              (30)              -             (2,477)
Expenditures for long-lived assets               1,491             179              184               -              1,854

      THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002
      ------------------------------------------

                                                                             CONSOLIDATED
                                              HARDWARE          PAINT           TOTALS
                                             ---------        --------       ------------
Net sales to external customers             $1,558,750        $ 92,151      $ 1,650,901
Interest expense                                44,200           3,155           47,355
Depreciation and amortization                   26,037           1,075           27,112
Segment net margin                               7,322          13,692           21,014
Identifiable segment assets                    763,090          50,502          813,592
Expenditures for long-lived assets               7,869             385            8,254

        THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
        ------------------------------------------

                                                                                               ELIMINATION
                                                                                             OF INTERSEGMENT    CONSOLIDATED
                                              HARDWARE          PAINT           OTHER             ITEMS            TOTALS
                                             ---------        --------        ---------      ---------------    ------------
                                                                              (NOTE 11)
Net sales to external customers             $1,840,515       $ 106,249         $ 77,328         $     -         $ 2,024,092
Intersegment sales                                   -           1,536                -          (1,536)                  -
Interest expense                                44,307           3,096              447               -              47,850
Depreciation and amortization                   29,771           1,272              505               -              31,548
Segment net margin/(loss)                      (22,478)          8,427              211               -             (13,840)
Identifiable segment assets                    976,303          60,941           26,512               -           1,063,756
Expenditures for long-lived assets               8,044             451              348               -               8,843

NOTE 11 - ASSET SALES

In October 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate to the current member group of the cooperative. The Canadian operations generated revenue of $26,249 and $77,328 in the thirteen and thirty-nine weeks ended September 29, 2001, respectively, and $84,397 in 2001 to its date of sale in October; however, the sale of the business did not materially impact net margin.

In July 2002, TruServ received a payment of $16,900 from Builder Marts of America, Inc. on a note receivable that it held in connection with the fiscal 2000 sale of the lumber and building materials business. In accordance with the amended intercreditor agreement, these proceeds, along with other miscellaneous asset sale proceeds, were used to pay down short-term borrowings and prepay long-term senior debt in August 2002. The note, which has a remaining balance of $100, as of September 28, 2002, was to be paid in annual installments through December 31, 2007 and carried an interest rate of 7.75% per annum.

In August 2002, TruServ sold its Brookings, South Dakota regional distribution center to Rainbow Play Systems Properties of Brookings, LLC. The net proceeds after all closing costs for this sale of $6,141 were distributed to the senior lenders in the third quarter in accordance with the amended intercreditor agreement to pay down short-term borrowings and prepay long-term senior debt.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2002, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. In accordance with the adoption of SFAS No. 142, TruServ stopped amortizing goodwill at the beginning of fiscal 2002. TruServ has completed its initial impairment assessment as required by SFAS No. 142 and has determined that no impairment exists. The reported Net margin/(loss), Goodwill amortization and adjusted Net margin/(loss) are as follows:

                                              For the thirteen weeks ended             For the thirty-nine weeks ended
                                            September 28,        September 29,        September 28,      September 29,
                                               2002                 2001                 2002                 2001
                                           --------------       -------------        --------------       --------------
Reported Net margin/(loss)                       $ 5,934            $ (2,477)             $ 21,014            $ (13,840)
Add back: Goodwill amortization                        -                 644                     -                1,933
                                           --------------       -------------        --------------       --------------

Adjusted Net margin/(loss)                       $ 5,934            $ (1,833)             $ 21,014            $ (11,907)
                                           ==============       =============        ==============       ==============



In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective January 1, 2003 for TruServ. TruServ is currently evaluating the impact this standard will have on its financial statements, but does not expect the impact of its adoption to be material.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13 and Technical

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred; under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value and only when the liability is incurred. SFAS No. 146 is effective for TruServ for any exit or disposal activities undertaken after December 31, 2002 but earlier application is encouraged.

This quarterly report on form 10-Q may contain forward-looking statements that are based on management's expectations, estimates and assumptions. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what we forecast due to a variety of factors, including without limitation, our assumptions about financing requirements and terms, interest rate functions, capital requirements of TruServ, seasonal variations, competition, risks of new business areas, the availability and cost of real estate and construction, changes in federal or state legislation or regulations and trends in our industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

A reconciliation of revenue and gross margin for the thirteen weeks ending September 28, 2002 and September 29, 2001 follows:

                                                                                 % of
                                                                               Change in         Gross            GM %
                                                               Revenue          Revenue         Margin         of revenue
                                                            --------------   --------------  --------------   --------------
THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 RESULTS                 $ 621,977                         $ 72,576            11.7%
                                                            --------------                   --------------
Same store sales:
   Product price increases                                          3,218             2.6%           3,218
   Warehouse and relay revenues                                   (22,124)          (18.1%)         (3,674)
   Vendor direct revenues                                         (15,329)          (12.5%)           (146)
Terminated members                                                (60,147)          (49.2%)         (8,421)
New members                                                         4,680             3.8%             945
Canadian business                                                 (26,249)          (21.5%)         (4,080)
Advertising, transportation, and other revenues                    (6,208)           (5.1%)         (5,229)
Indirect cost of revenues                                               -             0.0%           4,739
                                                            --------------   --------------  --------------
Total change                                                     (122,159)         (100.0%)        (12,648)
                                                            --------------   ==============  --------------
THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 RESULTS                 $ 499,818                         $ 59,928            12.0%
                                                            ==============                   ==============



Revenues for the thirteen weeks ended September 28, 2002 totaled $499,818. This represented a decrease in revenues of $122,159, or 19.6%, compared to the same period last year. The key contributors to the decrease in revenue are the 9.8% decline in the average number of participating member retail outlets (an average of 6,714 in the third quarter of 2002 versus an average of 7,446 in the third quarter of 2001), a reduction in same store sales, and the sale of TruServ Canada Cooperative, Inc. in October of 2001.

Gross margin for the thirteen weeks ended September 28, 2002 decreased by $12,648, or 17.4%, compared to the prior year. The key contributors to the decrease in gross margin dollars were the decline in the number of participating member retail outlets and the sale of the TruServ Canada Cooperative Inc.

While gross margin dollars decreased by 17.4%, gross margin as a percent of revenue increased to 12.0% from 11.7% for the comparable period last year. The unfavorable volume impacts to gross margin were partially offset by product price increases. The indirect cost of revenues, which also favorably impacted the gross margin dollars, were the result of distribution center closures and headcount reductions. The distribution center closures and headcount reductions in turn reduced the direct inbound logistics and labor and related overhead expenses incurred to bring merchandise to the distribution centers that are classified as indirect costs of revenue.

These trends in revenues and gross margins are expected to continue in the fourth quarter, except that the variance caused by the sale of TruServ Canada Cooperative, Inc. will only be $7,069 and $1,013, respectively, since it was sold in October of 2001. Additional negative impact on revenues and gross margins in the fourth quarter may result from the October dock workers' strike on the West Coast, but TruServ has implemented distribution changes in the supply chain to minimize the strike's effect on revenues. TruServ made changes in order to optimize the time of delivery to the member stores given the strike circumstances. TruServ anticipates additional costs in the area of shipping to accommodate the execution of those changes. TruServ introduced an initiative called "Priced2Win" to the member stores in the fourth quarter that also may impact revenues and gross margins. The initiative is designed to lower wholesale pricing. Wholesale prices will be analyzed item by item and decisions made to lower wholesale prices will be communicated to members monthly. The effect of these price changes should reduce gross margin percentages; however, TruServ anticipates the initiative will increase sales volume.

Logistics and manufacturing expenses decreased $5,520, or 24.9%, as compared to the same period last year. The sale of the Canadian operations accounted for $3,609 of this positive variance. The remainder of the decrease occurred in direct regional distribution center expenses. These decreased primarily due to the closure of distribution centers, headcount reductions of an aggregate of approximately 670 employees as a result of a reduction in the member base and other cost saving initiatives.

Selling, general and administrative ("SG&A") expenses decreased $12,997, or 37.0%, as compared to the same period last year. Lower labor and benefit costs of $6,785 are due to the cost of non-restructuring separations that occurred in 2001, restructuring related headcount reductions (average SG&A headcount for the quarter went to 776 in 2002 from 836 in 2001), and lower estimated health care costs in 2002. An additional reduction of $2,024 in SG&A expenses for fiscal 2002 compared to fiscal 2001 is the result of lower bad debt expense due to TruServ's improved ability to collect receivables. Also in 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization in the third quarter of 2001 was $644.

TruServ incurred restructuring expenses of $895 in the third quarter of 2002. The expenses reflect additional severance costs of $1,822 at TruServ's corporate headquarters and Hagerstown, Maryland and Brookings, South Dakota distribution centers. These expenses were offset by a gain of $927 on the sale of the Brookings distribution center. TruServ incurred restructuring charges of $3,261 in the third quarter of 2001 related mainly to severance payments made in connection with closing the Brookings, South Dakota distribution center, reductions in headcount at TruServ's corporate headquarters and facility exit costs incurred by the Henderson, North Carolina and Indianapolis, Indiana distribution center closures.

Interest paid to members decreased by $321, or 16.6%, as compared to the same period last year, due to a decrease in the average principal balance of debt outstanding of approximately $29,639. The decrease was partially offset by an increase of approximately 1.3% in the average interest rate. Non-member interest expense decreased $341, or 2.5%, as compared to the same period last year. This net decrease is due to a lower average principal balance of senior debt outstanding, which produced incremental savings of $1,247, and lower average interest rates, which resulted in savings of $351. TruServ reduced its senior debt balances as a result of the sale of a distribution center and the receipt of payment on a note receivable held in connection with the fiscal 2000 sale of the lumber and building materials business. These decreases are partially offset by higher financing fees of $1,257, which resulted from amending its existing credit facility and senior note agreements due to the debt covenant violation under the revolving credit facility and the senior note agreements in 2001.

The thirteen weeks ended September 28, 2002 resulted in net margin of $5,934 up from net loss of $2,477 from the same period a year ago. The closure of regional distribution centers and headcount reductions that resulted from restructuring activities in 2001, the non-recurrence of significant 2001 restructuring charges, and a better gross margin percentage favorably impacted net margin. The favorable impact was partially offset by the reduction in participating member retail outlets.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001

A reconciliation of revenue and gross margin for the thirty-nine weeks ending September 28, 2002 and September 29, 2001 follows:

                                                                                % of
                                                                              Change in            Gross              GM %
                                                           Revenue             Revenue            Margin           of revenue
                                                       ----------------     --------------     --------------     --------------
THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 RESULTS         $ 2,024,092                             $ 200,626               9.9%
                                                       ----------------                        --------------
Same store sales:
   Product price increases                                       9,568               2.5%              9,568
   Warehouse and relay revenues                                (54,900)            (14.7%)            (5,517)
   Vendor direct revenues                                      (58,270)            (15.6%)              (602)
Terminated members                                            (178,368)            (47.8%)           (23,267)
New members                                                     17,527               4.7%              2,880
Lumber and building materials business                         (21,263)             (5.7%)                (5)
Canadian business                                              (77,328)            (20.7%)           (11,331)
Advertising, transportation, and other revenues                (10,157)             (2.7%)            (3,294)
Indirect cost of revenues                                            -               0.0%             15,022
                                                       ----------------      --------------    --------------
Total change                                                  (373,191)           (100.0%)           (16,546)
                                                       ----------------      ==============    --------------
THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 RESULTS         $ 1,650,901                             $ 184,080              11.2%
                                                       ================                        ==============


Revenues for the thirty-nine weeks ended September 28, 2002 totaled $1,650,901. This represented a decrease in revenues of $373,191, or 18.4%, compared to the same period last year. The key contributors to the decrease in revenue are the 11.2% decline in the average number of participating member retail outlets (an average of 6,857 in the first nine months of 2002, compared to an average of 7,723 in the first nine months of 2001), a reduction in same store sales, the sale of TruServ Canada Cooperative, Inc. in October of 2001, and the residual 2001 lumber sales from the lumber and building materials business that was sold to Builder Marts of America, Inc. in December 2000.

Gross margin for the thirty-nine weeks ended September 28, 2002 decreased by $16,546, or 8.2%, compared to the prior year. The key contributors to the decrease in gross margin dollars were the decline in the number of participating member retail outlets and the sale of TruServ Canada Cooperative, Inc.

While gross margin declined 8.2%, gross margin as a percent of revenue increased to 11.2% from 9.9% for the comparable period last year. The unfavorable volume impacts to gross margin were partially offset by certain product price increases. The indirect cost of revenues, which also favorably impacted the gross margin dollars, were the result of the closure of distribution centers and headcount reductions. The distribution center closures and headcount reductions in turn reduced the direct inbound logistics and labor and related overhead expenses incurred to bring merchandise to the distribution centers that are classified as indirect cost of revenues.

Logistics and manufacturing expenses decreased $18,138, or 26.8%, as compared to the same period last year. The sale of the Canadian operations accounted for $10,312 of this positive variance. The remainder of the decrease occurred in direct regional distribution center expenses. These decreased primarily due to the closure of distribution centers, headcount reductions of approximately 600 employees as a result of a reduction in the member base and other cost saving initiatives.

Selling, general and administrative ("SG&A") expenses decreased $25,684, or 27.4%, as compared to the same period last year. Lower labor and benefit costs of $13,912 are due to the cost of non-restructuring separations that occurred in 2001 and restructuring related headcount reductions (average SG&A headcount for the year went to 801 in 2002 from 906 in 2001). An additional reduction of $5,177 in SG&A expenses for fiscal 2002 compared to fiscal 2001 is the result of lower bad debt expense due to TruServ's improved ability to collect receivables. Also in 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization in the first nine months of 2001 was $1,933.

TruServ incurred restructuring expenses of $1,136 incurred in the thirty-nine weeks ended September 28, 2002. The expenses reflect additional severance costs of $2,007 at TruServ's corporate headquarters and Hagerstown, Maryland and Brookings, South Dakota distribution centers and additional facility exit costs of $150 at the Hagerstown, Maryland distribution center. These costs were offset by the reversal of excess outplacement costs at the Hagerstown, Maryland and Brookings, South Dakota distribution centers and the gain of $927 on the sale of the Brookings distribution center. TruServ incurred restructuring charges of $8,211 for the same period ended September 29, 2001 related mainly to severance payments made in connection with the closing of the Brookings, South Dakota distribution center, reductions in headcount at TruServ's corporate headquarters, and facility exit costs incurred by the Henderson, North Carolina and Indianapolis, Indiana distribution center closures.

Interest paid to members decreased by $897, or 15.3%, as compared to the same period last year, due to a decrease in the average principal balance of debt outstanding of approximately $26,106 partially offset by an increase in the average interest rate of approximately 1.0%. Non-member interest expense increased $402, or 1.0%, as compared to the same period last year. This increase is due to higher financing fees of $3,385 and higher interest rates, which caused an incremental increase in expense of $1,307. This increase was the result of TruServ amending its existing credit facility and senior note agreements due to the debt covenant violation under the revolving credit facility and the senior note agreements in 2001. These increased financing fees and interest rates were partially offset by lower interest expense of $4,291, which resulted from the lower average principal balance of senior debt outstanding as compared to the same period last year.

The first nine months of 2002 resulted in net margin of $21,014 up from a net loss of $13,840 from the same period a year ago. Net margin was favorably impacted by the closure of regional distribution centers and headcount reductions that occurred from the restructuring activities in 2001, the non-recurrence of the significant 2001 restructuring charges and a better gross margin percentage, partially offset by the loss of participating member retail outlets.

LIQUIDITY AND CAPITAL RESOURCES

In 2001, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below, which should be read in conjunction with the information in TruServ's Annual Report on Form 10-K, fulfills the requirement of FRR No. 61 by describing TruServ's debt, credit facilities, guarantees and future commitments in order to facilitate a review of TruServ's liquidity.

TruServ's operating activities for the thirty-nine weeks ended September 28, 2002 produced cash in the amount of $97,256, compared to cash provided of $128,859 for the thirty-nine weeks ended September 29, 2001. The primary reason for the reduction in cash provided by operating activities is due to the net decrease in cash generated from working capital activities. During 2001, TruServ collected approximately $62,510 of remaining accounts receivable from the lumber and building materials business which was sold in December 2000. In addition, decreases in inventories generated $33,125 less working capital in 2002 as compared to 2001. These decreases were partially offset by a reduction of $44,592 in the amounts used for accounts payable. The decrease in cash generated from working capital was partially offset by favorable 2002 net margins totaling $34,854 achieved through TruServ's initiatives to reduce costs as compared to the first nine months of 2001.

Investing activities provided cash of $26,561 for the thirty-nine weeks ended September 28, 2002, compared to cash used of $11,934 for the same period last year. Additions to owned properties used cash of $8,254 for the period ended September 28, 2002, which is down $589 compared to the same period last year. These capital expenditures consist of various building improvements and purchases of additional equipment and technology at the company's regional distribution centers and at its corporate headquarters. Changes in other assets provided additional cash of $13,728 in 2002 compared to $1,359 in 2001. The cash in 2002 was mainly provided from the early payment of the note receivable from Builder Marts of America. In addition, restricted cash decreased, which generated cash of $14,528, as compared to an increase in restricted cash of $4,573 for the same period last year. Asset sale proceeds were distributed during 2002 to the senior lenders in accordance with the intercreditor agreement.

For the thirty-nine weeks ended September 28, 2002, TruServ experienced a net decrease in cash and cash equivalents of $77,409. This decrease was primarily related to excess cash being used to pay down the revolving credit facility when the debt amendments were completed. TruServ is only borrowing its daily need for cash against the revolving credit facility. TruServ had held the revolving credit facility borrowing level at $140,000 since September 2001. In the thirty-nine weeks ended September 29, 2001 TruServ had a net increase in cash and cash equivalents of $24,512. In the first nine months of 2001, TruServ's cash flow generated by operating activities was used for its investing and financing activities and the additional funds were retained in the cash account since TruServ held the revolving credit facility borrowing level at $140,000, while it negotiated the amendment earlier this year.

At September 28, 2002, TruServ's working capital was $48,080, as compared to $18,252 at December 31, 2001. The current ratio was 1.10 at September 28, 2002, as compared to 1.03 at December 31, 2001. The improvement in working capital was in large part due to the reduction of the revolving credit facility balance, which was held at $140,000 during the process to amend the revolving credit facility. This balance was reduced to $31,881 by September 28, 2002, for a net reduction of $108,119. Cash and cash equivalents were reduced by only $77,409 during the same period.

On April 11, 2002, TruServ entered into various amendments to its existing revolving credit facility and other senior lending agreements that eliminated the event of default created when the company failed to comply with a covenant as of February 24, 2001. The amendment to the revolving credit facility extended the terms of the facility from June 2002 to June 2004; the amount of the commitment remained at $200,000. The commitment under the revolving credit facility is permanently reduced by the amount of any prepayments allocated and paid on the revolving credit facility. Since April 11, 2002, the revolving credit facility commitment has been reduced to $187,221 at September 28, 2002 due to prepayments in 2002 from asset sales. There are, however, borrowing base limitations on the commitment that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected working capital needs of TruServ. TruServ had available and unused liquidity under the revolving credit facility of approximately $100,000 at September 28, 2002. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%, which was 8.00% as of September 28, 2002. The unused commitment fee is 0.75% per annum.

The amendments to the various senior notes maintained the existing debt amortization schedules of the various notes. Interest rates on the notes are at the previous non-default rates, which range from 9.98% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the cash proceeds from certain asset sales and certain notes receivable; and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, will be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. The prepayments on the senior notes are subject to make-whole provisions or a premium related to accelerated debt repayment. For the thirteen and thirty-nine weeks ended September 28, 2002, the prepayments to senior note holders were $14,627 and $21,134, respectively, resulting in prepayment penalties or make-whole liabilities of $4,269 and $6,014, respectively, which are recorded as additional debt with an offsetting entry to a prepaid interest account. The prepaid interest account will be amortized to interest expense over the remaining life of the original notes. Under the terms of the amended senior note agreements, in the event of early termination or a prepayment of a portion of the notes, substantial make-whole liabilities are generally triggered. The nature of the transaction giving rise to the prepayment, the length of time to maturity of the note, the magnitude of the prepayment relative to the remaining debt outstanding and prevailing market interest rates relative to the interest rates on the senior notes are factors in determining the amount of potential make-whole liabilities. Any decision to prepay a portion of these senior notes requires an analysis of the estimated additional costs of prepayment against the benefit of reduced interest expense.

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

The term of the revolving credit facility is accelerated to June 30, 2003, if on that date total senior debt outstanding is in excess of $270 million, or total senior debt outstanding, plus the unused amount of the commitment under the revolving credit facility, less $30 million, is in excess of $320 million. The total senior debt outstanding at September 28, 2002 was $278,391. TruServ intends to attain this reduced level of senior debt outstanding by June 30, 2003 with cash from operating activities supplemented with sale/lease-backs or mortgages on various regional distribution centers.

The amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. The amendments also require the continuation of the stock redemption moratorium through the term of the amended senior debt agreements. It is an event of default under the amendments to exceed certain levels of subordinated note payments. In addition, an event of default arises under the amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. The amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. TruServ is in compliance with all applicable covenants and events of default as of September 28, 2002. As of October 7, 2002, TruServ appointed its fifth outside director and one of these outside directors is the independent "financial expert" on TruServ's audit committee in accordance with
Section 407 of the Sarbanes-Oxley Act of 2002.

In the fourth quarter of 2001, management announced their decision to close and sell the Hagerstown facility. This debt and the original cost of the facility are not recorded in the company's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases." All obligations under this lease arrangement are guaranteed by the company. As of September 28, 2002, the lease had a remaining balance of $38,504, which is due at the end of the lease term, April 30, 2003. The company believes that it has adequate financial resources available, including the anticipated proceeds from the sale of the facility, to satisfy this obligation at the end of the lease term.

TruServ's costs of providing pension benefits are dependent upon the rates of return on pension plan assets. The market value of plan assets has been affected by sharp declines in the equity market since the third quarter of 2000. TruServ's defined benefit pension plan currently meets the minimum funding requirements of the Employment Retirement Income Security Act of 1974; however, TruServ currently expects to make a discretionary plan contribution in the fourth quarter of 2002 and in 2003. These contributions are expected to be funded primarily by internally generated cash flows from operations or through external sources.

TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity in fiscal year 2002 and through fiscal year 2003 to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid, including senior note principal payments of $26,619 due November 13, 2002.

CRITICAL ACCOUNTING POLICIES

FRR No. 60, issued by the SEC in 2001, recommends that all registrants include a discussion of "critical" accounting policies or methods used in the preparation of financial statements in their Annual Report on Form 10-K and update such information in their Form 10-Q for any significant changes to their "critical" accounting policies or methods. A significant change in accounting policy occurred with the adoption of SFAS No. 142 and the accounting for Goodwill, net. The impairment analysis completed for Goodwill showed that Goodwill was not impaired. The analysis was completed using discounted cash flows. The discount rate used was a blended senior debt borrowing rate of 13.3%, which consists of not only the rate of interest paid on all senior debt but also the effect of initial fees, quarterly fees, commitment fees and annual fees paid on the senior debt. The allocation of debt to the Paint segment assumed a debt capacity of 2.5 times EBITDA with the remainder of the debt carried by the Hardware segment. Earnings before Interest and Taxes ("EBIT") are estimated to attain plan for Fiscal Year 2002 and 2003 and for future years are expected to decline by 3.0%. While TruServ believes that these are reasonable assumptions, a decline in EBIT below plan due to lower revenue or higher expenses from plan could result in the recognition of an impairment loss on Goodwill. As of September 28, 2002, TruServ has been performing better than the plan used in this analysis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(DOLLARS IN THOUSANDS)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to the company's variable rate debt, which totaled $31,881 at September 28, 2002. A 50 basis point movement in the interest rates would result in an approximate $159 annualized increase or decrease in interest expense and cash flows. For the most part, interest rate risk is managed through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains mostly to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any special purpose entities ("SPE's"). All related party transactions, which are primarily product and service sales to shareholders of TruServ, are conducted by TruServ at arm's length.

ITEM 4. CONTROLS AND PROCEDURES

Based upon an evaluation within 90 days prior to the filing date of this report, TruServ's Chief Executive Officer and Chief Financial Officer concluded that TruServ's disclosure controls and procedures are effective. There have been no significant changes in TruServ's internal controls or in other factors that could significantly affect TruServ's internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
(DOLLARS IN THOUSANDS)

In June 2000, various former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois) (the "Kennedy action"). The plaintiffs in the Kennedy action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar/Coast to Coast and Cotter & Company. The plaintiffs allege that after the merger the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. The plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. Similar claims were filed against TruServ as counterclaims to various complaints filed by TruServ in McHenry County to recover accounts receivable balances from other former members. Those claims were consolidated with the Kennedy action. In March 2001, the Kennedy complaint was amended to add additional plaintiffs. Also in March 2001, another action was filed against TruServ on behalf of additional former members, in the same court, by the same law firm (the "A-Z action"). The A-Z complaint alleges substantially similar claims as those in the Kennedy action, with the principal difference being that the claims relate to the elimination of the ServiStar brand name. The Kennedy and A-Z actions have been consolidated for purposes of discovery, which is ongoing. The complaints seek damages in excess of over $50. The total amount of damages being sought in these consolidated cases are not further specified, and although discovery is ongoing, the extent of damages being claimed has not been determined. In July, 2002, the plaintiffs in these consolidated actions amended their complaints to name as defendants two former officers of TruServ, thereby triggering potential indemnification obligations on the part of TruServ.

In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and officers of TruServ and against TruServ. The complaint is brought derivatively on behalf of TruServ and alleges that the individual defendants breached their fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also seeks to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleges that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock, and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit, despite its vintage, is in an early stage and the extent of the damages claimed has not yet been determined. The parties have entered into settlement negotiations, but a final settlement has not been reached at this time and no assurances can be given that one will be entered into.

In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess' shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss which TruServ declared for its fiscal year 1999. On June 21, 2002, the court issued an oral ruling granting summary judgment to TruServ on its accounts receivable claim, and granting summary judgment to Bess on its counterclaim. The judgment was entered on August 6, 2002. TruServ believes that the court's ruling on Bess' counterclaim is not supported by either the facts or Delaware corporate law and TruServ has asked the court to reconsider and reverse its ruling and the court has taken the issue of reconsideration under advisement.

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

On May 24, 2002, TruServ filed a Form 8-K in which it disclosed that the Midwest Regional Office of the Securities and Exchange Commission (the "Commission") intended to recommend to the Commission an enforcement proceeding against TruServ seeking a Cease and Desist Order relating to the 1999 loss and to the then existing deficiencies in TruServ's internal controls. TruServ has made an Offer of Settlement to the Commission in connection with the Commission's investigation of these matters. TruServ has made such Offer of Settlement without admitting or denying the findings in any Commission Order. If the Commission accepts TruServ's Offer of Settlement, TruServ will be subject to a Cease and Desist Order requiring it to maintain books and records in conformance with the requirements of the Securities Exchange Act of 1934 and to undertake certain other ancillary procedures.

TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999, in the total amount of $121,333 (the "Fourth Quarter Charge"). As a consequence, TruServ reported a net loss of $131,143 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened, if not eliminated in their entirety. As a result of E&Y's failures, TruServ has suffered significant financial damages. TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
(DOLLARS IN THOUSANDS)

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

TruServ's amended debt agreements preclude the lifting of the stock moratorium during the term of the agreement, which expires June 30, 2004, except for certain hardship cases, not to exceed $2,000 annually. Subsequent to the expiration of the prohibition against stock redemptions under the debt agreements, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

As of September 28, 2002, the amount of Class A common stock and Class B common stock presented for redemption, but deferred due to the moratorium is approximately $36,937 after the offset against the Loss allocation account. This amount does not include an offset of approximately $7,269 of Accounts receivable owed by terminated members to the co-op. Historically, the company has offset such amounts due by members to the co-op against amounts the co-op pays the members on redemption of their stock. The amount of stock presented for redemption, but deferred due to the moratorium, includes approximately $14,765 related to the Class A common stock (which was historically paid out at the time of redemption) and $44,591 related to Class B common stock (which was historically paid out in five equal annual installments), offset by the amount of the Loss allocation account related to the Class B common stock of $22,419.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                Exhibit 99.1 Section 906 Certification (Chief Executive Officer)

                Exhibit 99.2 Section 906 Certification (Chief Financial Officer)


         (b)    Reports on Form 8-K

                A Current Report on Form 8-K was filed on August 1, 2002 regarding second quarter earnings.

                 A Current Report on Form 8-K was filed on August 16, 2002 containing Statements of Oath of TruServ's principal executive officers.

                 A Current Report on Form 8-K was filed on August 16, 2002 regarding the appointment of TruServ's fourth outside director.

                 A Current Report on Form 8-K was filed on August 20, 2002 regarding July earnings.

                 A Current Report on Form 8-K was filed on September 12, 2002 regarding August earnings.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRUSERV CORPORATION

Date: November 12, 2002                   By /s/ DAVID A. SHADDUCK
                                          ------------------------
                                          David A. Shadduck
                                          Senior Vice President and
                                          Chief Financial Officer

                                  Certification

I, Pamela Forbes Lieberman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Truserv Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Truserv as of, and for, the periods presented in this quarterly report;

4. Truserv's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Truserv and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to Truserv, including its consolidated subsidiaries, is made known to us, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of Truserv's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Truserv's other certifying officer and I have disclosed, based on our most recent evaluation, to Truserv's auditors and the audit committee of Truserv's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect Truserv's ability to record, process, summarize and report financial data and have identified for Truserv's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in Truserv's internal controls; and

6. Truserv's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



TRUSERV CORPORATION
Date: November 12, 2002
By /s/PAMELA FORBES LIEBERMAN
  ----------------------------
Pamela Forbes Lieberman

Chief Executive Officer

                                  Certification

I, David A. Shadduck, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Truserv Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Truserv as of, and for, the periods presented in this quarterly report;

4. Truserv's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Truserv and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to Truserv, including its consolidated subsidiaries, is made known to us, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of Truserv's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Truserv's other certifying officer and I have disclosed, based on our most recent evaluation, to Truserv's auditors and the audit committee of Truserv's board of directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect Truserv's ability to record, process, summarize and report financial data and have identified for Truserv's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in Truserv's internal controls; and

6. Truserv's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


TRUSERV CORPORATION
Date: November 12, 2002
/s/DAVID A. SHADDUCK
------------------------
David A. Shadduck

Senior Vice President and
Chief Financial Officer