Form 10-K
period 2002-12-31
TRUSERV CORP
filed 2003-03-21
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 OR

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE ACT).       YES __.  NO X.

     STATE THE AGGREGATE MARKET VALUE OF THE VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD, OR THE AVERAGE BID AND ASKED PRICE OF SUCH COMMON EQUITY, AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        Outstanding at
                                                       February 22, 2003
Class                                                  -----------------
Class A common stock, $100 Par Value................         475,020
Class B common stock, $100 Par Value................       1,756,457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   13
Item 3.   Legal Proceedings...........................................   15
Item 4.   Submission of Matters to a Vote of Security Holders.........   18
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   18
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   20
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   36
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   36
Item 11.  Executive Compensation......................................   38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13.  Certain Relationships and Related Transactions..............   44
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   44

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

ITEM 1. BUSINESS.
($ IN THOUSANDS -- EXCEPT PER SHARE INFORMATION)

THE COMPANY

     TruServ Corporation was organized as Cotter & Company, a Delaware corporation, in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. On July 1, 1997, Cotter & Company merged with ServiStar Coast to Coast Corporation ("SCC"). SCC was a hardware wholesaler incorporated in 1935, under the name American Hardware Supply Company, with a strong presence in retail lumber and building materials. Following the merger, Cotter & Company was renamed TruServ Corporation. TruServ's main executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois 60631-3505. Its main telephone number is (773) 695-5000. Its web page address is www.truserv.com.

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

     In fiscal year 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate in Winnipeg, Manitoba to the current member group of the cooperative. The proceeds received enabled TruServ to recover its capital investment in the Canadian cooperative as well as the appraised value of the real estate and to retire all indebtedness relating to Canadian activities. In connection with the transaction, TruServ revised and extended a license agreement with the Canadian cooperative to enable it and its members to continue to do business under the principal TruServ trademarks. In addition, TruServ continues to provide True Value paints and supplies to the Canadian cooperative.

     On December 31, 2002, TruServ completed a sale leaseback transaction of seven of its distribution centers. The sale generated net proceeds of $121,438, which were used to pay down the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"), all of whom are parties to the intercreditor agreement. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. The facilities are being leased back by TruServ under three 20-year lease agreements that each contain, at TruServ's option, two extension periods on the lease. See "Properties -- Sale Leaseback Transaction." The proceeds from the sale will help TruServ reduce outstanding Senior Debt less make-whole notes to below $270,000 at June 30, 2003. See "Business -- Financing Agreements" below.

GENERAL DESCRIPTION OF THE BUSINESS

     TruServ, organized as a cooperative, is one of the largest member-owned wholesalers of hardware and related merchandise in the United States, serving approximately 6,600 retail and industrial distribution outlets for its members as of December 31, 2002. TruServ also manufactures and sells paint and paint applicators.

     TruServ sells its products to hardware retailers, industrial distributors and rental retailers who have entered into retail member agreements with it. TruServ serves its members by principally functioning as a low cost distributor of goods and maximizing its volume purchasing abilities, primarily through vendor rebates and discount programs, for the benefit of its members. These benefits are passed along to its members in the form of lower prices and/or patronage dividends. TruServ also provides to its members value-added services such as marketing, advertising, merchandising, and store location and design services.

     Generally, members are entitled to use one of certain TruServ trademarks and trade names, including the federally registered True Value(R), Grand Rental Station(R), Taylor Rental(R), Party Central(R), Home & Garden Showplace(R) and Induserve Supply(R) trademarks, service marks and collective membership marks. See "Trademarks, Service Marks and Collective Membership Marks" below. Members have access to certain TruServ private label products and when there are annual profits they are entitled to receive annual patronage dividends based upon their purchases from TruServ. In accordance with TruServ's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions as may be authorized by the board of directors. See "Distribution of Patronage Dividends" below.

     As of December 31, 2002, TruServ serves approximately 6,600 retail and industrial distribution outlets for its members throughout the United States and in 51 other countries. Primary concentrations of members exist in New York (approximately 9%), Pennsylvania (approximately 7%), California and Texas (approximately 5% each), Illinois, Michigan and New Jersey (approximately 4% each) and Massachusetts, Minnesota, Ohio, Washington and Wisconsin (approximately 3% each).

SALES AND SUPPLIERS

     TruServ provides each of its members with an illustrated price catalog showing the products available from TruServ, which the members can access through the member Internet site. Upon request, a member will also receive a printed version of the catalog. These products, comprised of more than 62,000 stockkeeping units ("SKUs") maintained at TruServ's distribution centers, are divided into seven categories of merchandise. In addition to purchasing products which are maintained at the distribution centers, members can purchase additional SKUs directly from TruServ approved vendors and have those purchases drop shipped directly to them, but have the product billed through TruServ. Collectively, these products represent the products sold by TruServ's two operating segments in 2002 and three operating segments in 2001 and 2000. See
Note 11, "Segment Information" to the Consolidated Financial Statements beginning at page F-1 for additional segment information.

     The seven product categories (eight product categories through early 2001) are set forth in the following table, along with the corresponding dollars of total revenues for each category during the last three fiscal years:

                                            FOR THE FISCAL YEARS ENDED
                                                   DECEMBER 31,
                                       ------------------------------------
                                          2002       2001(2)      2000(2)
                                       ----------   ----------   ----------
                                                 ($ IN THOUSANDS)
Hardware goods.......................  $  521,450   $  608,903   $  682,909
Farm and garden......................     443,062      514,233      579,375
Electrical and plumbing..............     385,853      441,259      496,828
Painting and cleaning................     331,029      379,394      400,386
Appliances and housewares............     247,786      285,855      322,623
Sporting goods and toys..............     125,555      148,764      180,372
Other................................     120,716      219,604      246,047
Lumber and building materials(1).....          --       21,422    1,085,102
                                       ----------   ----------   ----------
                                       $2,175,451   $2,619,434   $3,993,642
                                       ==========   ==========   ==========

---------------
(1) The lumber business was sold on December 29, 2000. The revenue and cost of revenue from merchandise shipped and billed in fiscal year 2001, but negotiated prior to December 29, 2000, was recorded in TruServ's results of operations in fiscal year 2001.

(2) The Canadian business was sold on October 22, 2001. Total sales from Canadian operations were $84,397 in 2001 and $109,009 in 2000 and such sales are reflected in the above amounts for each of the eight categories.

     TruServ's merchandise sales to its members are divided into three logistics categories, as follows:

     - warehouse shipment sales (approximately 65%, 63% and 41% of total sales for fiscal 2002, 2001 and 2000, respectively);

     - direct shipment sales (approximately 31%, 33% and 56% of total sales for fiscal 2002, 2001 and 2000, respectively); and

     - relay shipment sales (approximately 4%, 4%, and 3% of total sales for fiscal 2002, 2001 and 2000, respectively).

     The change in the mix between the three logistic categories is predominately due to the lumber business that was sold on December 29, 2000. All lumber business sales were generated through the direct shipment logistic category. Excluding lumber business transactions in 2000, the mix of sales would have been 60% warehouse shipment, 36% direct shipment and 4% relay shipment.

     Warehouse shipment sales are sales of products that are purchased, warehoused and resold by TruServ in response to orders from the members. Direct shipment sales are sales of products that are purchased through TruServ by the members but delivered directly to members from vendors and TruServ accepts the credit risk. Relay sales are sales of products that are purchased through TruServ in response to the requests of several members for a product that typically is:

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

     TruServ has numerous individual agreements with or commitments from its vendors, most of which are terminable by the vendors or TruServ without cause. These termination provisions, either individually or in the aggregate, have not had any material adverse effect on TruServ's ability to conduct its business. The goods and services purchased by TruServ from these suppliers are generally available from a wide variety of sources. TruServ is not dependent upon any one supplier or group of suppliers.

     TruServ also manufactures and sells paint and paint applicators. The principal raw materials used by TruServ in its paint manufacturing activities are chemicals. All raw materials are purchased from outside sources. In the past, TruServ has been able to obtain adequate sources of raw materials and other items used in production. TruServ does not currently anticipate shortages of materials that would materially impact its paint manufacturing operations.

OTHER SERVICES

     TruServ annually sponsors two "markets", funded in part by vendors through booth fees, at which it features the products available for purchase by members, including new merchandise and seasonal items. The markets permit members and prospective members to keep better informed as to industry trends and the availability of merchandise including new and seasonal products. In the year 2003, one of the markets will be held in Atlanta, Georgia, and the other will be held in Las Vegas, Nevada. As the markets generate income and stimulate member purchases, the timing of markets impact the timing of sales and income recognition for TruServ. All members are invited to the markets and attending members generally place substantial orders for delivery of merchandise during the period between markets.

BACKLOG

     As of February 22, 2003 and February 23, 2002, respectively, TruServ had a backlog of firm orders (including relay orders) of approximately $10,764 and $56,177. TruServ's backlog at any given time is made up of two principal components:

     - normal resupply orders; and

     - market orders for future delivery.

     Resupply orders are orders from members for merchandise to keep inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders are for future delivery. Relay orders for future delivery are not intended to be filled for several months. Market orders for future delivery are member orders placed at one of TruServ's two markets for new or seasonal merchandise, to be delivered during the subsequent period between markets. Thus, TruServ generally has a relatively high backlog at the end of each market, which decreases in subsequent months until the next market occurs. The substantial decrease in backlog orders in 2003 relative to 2002 is due to the timing of the markets held in those two periods. In 2002, the spring market was held in early February but in 2003 it will not be held until late April.

COMPETITION

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses, including those served by TruServ, face intense competition from chain stores, discount stores, home centers and warehouse operations such as Wal-Mart, Home Depot, Menards, Sears and Lowe's. Increased operating expenses for the retail stores, including increased costs due to longer store hours and higher retail occupancy costs, have cut into operating margins for members and brought pressure on TruServ to achieve lower merchandise costs for its members. In response, TruServ works with its members to drive profitability through operational improvement programs such as AIM (advanced inventory management) which focuses on assortments of fast turning products as well as retail programs which focus on areas such as pricing, merchandising, store design and signage. In addition, TruServ has introduced wholesale pricing strategies, Priced 2 Win(TM) and Connect 4 Profit(R), which are designed to improve retail competitiveness. The trueAdvantage(R) program was introduced in 1995 and was subsequently upgraded to promote higher retail standards in order to build consumer goodwill and create a positive image for all member retail outlets. In 2002, TruServ changed the program to Store of First Choice(R) to focus on incentivizing members to adopt retail best practices.

     Competitive conditions in the wholesale hardware industry are similarly intense and increasing, particularly as a result of the intense pressure on hardware retailers to obtain low-cost wholesale supply sources for merchandise acquisition. TruServ competes with other member-owned and non-member-owned wholesalers as a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise selection, quality and patronage dividends. TruServ is concentrating on its supply channel strategies and practices for gaining sustainable competitive advantage. In several markets in the United States, TruServ competes directly with other member-owned wholesalers such as Ace Hardware Corporation and Do-it-Best Corporation.

TRADEMARKS, SERVICE MARKS AND COLLECTIVE MEMBERSHIP MARKS

     TruServ's trademarks, service marks and collective membership marks are of prime importance to TruServ. Many of the marks are highly recognized and utilized in extensive advertising and marketing campaigns, and TruServ vigorously defends its marks. As of December 31, 2002, TruServ's members have approximately 6,600 retail and industrial distribution outlets that operate predominately as retail hardware stores, rental facilities, horticulture outlets as well as commercial and industrial distributors, throughout the United States and in 51 countries, most of which sell merchandise and services under the marks.

     The marks include the True Value(R) marks, the ServiStar(R) mark, the Coast to Coast(R) mark, the Induserve Supply(R) mark, the Party Central(R) mark, the Grand Rental Station(R) mark, the Taylor Rental(R) mark, the Home & Garden Showplace(R) mark and the Commercial Sales(R) mark. The marks also include E-Z Kare(R), Weatherall(R), and Easy Color(R) for paint. All of the marks are currently used in commerce and TruServ intends to use the marks in commerce in the future. Each of the marks is renewable at TruServ's option and TruServ intends to renew them upon expiration. Members have continued to conduct their businesses under the same retail banners as before the merger of Cotter and SCC; however, beginning in year 2000, many members with the retail banners of Coast to Coast(R) and ServiStar(R) started to conduct their business under the single retail banner of True Value(R). TruServ's marks also include Help is Just Around the Corner(R), Christmas is Just Around the Corner(R) and Summer is Just Around the Corner(R).

EMPLOYEES

     As of December 31, 2002, TruServ employed approximately 3,200 persons in the United States on a full-time basis. Due to the widespread geographical distribution of TruServ's operations, employee relations are governed by the practices prevailing in the particular area where the employees are located and are generally implemented locally. Approximately 43% of TruServ's 2,400 hourly-wage employees are covered by collective bargaining agreements that are generally effective for periods of three or four years. In general, TruServ considers its relationship with its employees to be good.

FINANCING AGREEMENTS

     On December 30, 2002, TruServ amended the Senior Debt agreements that had previously been amended in April 2002 in order to allow for a sale leaseback transaction that was completed on December 31, 2002 (the "December 2002 Amendments"). TruServ applied the net proceeds of the sale leaseback transaction, $121,438, to pay down the Senior Debt, all of whom are parties to the intercreditor agreement. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment of senior notes. The December 2002 Amendments mainly set preliminary financial covenants to allow for the substantial reduction in debt and the corresponding increase in rent payments resulting from the sale leaseback transaction. On March 13, 2003, TruServ amended the Senior Debt agreements that had previously been amended on December 30, 2002 (the "March 2003 Amendments"). The March 2003 Amendments primarily finalized the financial covenants resulting from the sale leaseback transaction and extended the maturity date of the Hagerstown facility's synthetic lease obligation to the earlier of December 31, 2003 or a refinancing of the revolving credit facility. See Note 5, "Lease Commitments" and Note 16, "Subsequent Events" to the Consolidated Financial Statements beginning at page F-1.

     The Senior Debt agreements were previously amended on April 11, 2002 when TruServ entered into various amendments that eliminated the event of default created when TruServ failed to comply with a covenant as of February 24, 2001 (the "April 2002 Amendments"). The April 2002 Amendments to the revolving credit facility extended the term of the facility from June 2002 to June 2004. The amount of the commitment at the time of amendment was $200,000. The commitment under the revolving credit facility is permanently reduced by the amount of any prepayments allocated to and paid on the revolving credit facility.

     Borrowings under the revolving credit facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected seasonal working capital needs of TruServ. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25% resulting in a rate of 7.5% as of December 31, 2002. The unused commitment fee is 0.75% per annum.

     Since the April 2002 Amendments, the revolving credit facility commitment has been permanently reduced to $143,200 at December 31, 2002 due to prepayments in 2002 from the proceeds of asset sales. TruServ had available, under the revolving credit facility, approximately $115,300 at December 31, 2002.

     The April 2002 Amendments to the various senior note agreements maintained the existing debt amortization schedules of the various notes. Interest rates on the notes are at the pre-default rates, which ranged at December 31, 2002 from 10.04% to 11.85%. The senior notes and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the cash proceeds from certain asset sales and certain notes receivable, and 80% of any excess cash flow, as defined in the amended senior notes and revolving credit facility agreements, are to be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement.

     For 2002, cash proceeds from certain asset sales and notes receivable totaling $157,312 were used to prepay all parties to the intercreditor agreement. No additional payment as a result of excess cash flow is required to be made at this time. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. For the year ended December 31, 2002, the prepayments to senior note holders of $93,915 resulted in make-whole liabilities of $18,710, which are recorded as additional debt with an offsetting entry to a prepaid interest account. As previously described, the $12,695 of make-whole notes from the sale leaseback transaction, is a component of the $18,710. The prepaid interest account will be amortized to interest expense over the remaining life of the original notes.

     The terms of the senior note agreements, that comprise a portion of the Senior Debt, have always provided that in the event of early termination or a prepayment of all or a portion of the notes, make-whole liabilities are triggered. The nature of the transaction giving rise to the prepayment, the length of time to maturity of a particular note, the magnitude of the prepayment relative to the remaining debt outstanding and prevailing market interest rates relative to the interest rates on the senior notes are factors in determining the amount of potential make-whole liabilities. In the event of full prepayment of the senior notes, the entire prepaid interest amount will be immediately charged to interest expense. Management currently intends to pursue a refinancing of the existing Senior Debt in the first half of 2004. Management anticipates significantly lower interest rates upon refinancing. However, based upon current market interest rates, make-whole expense of a refinancing, before considering the impact of any negotiations with the senior note holders, could range up to approximately $27,000, in addition to fully expensing the remaining prepaid balance of existing make-whole, which was $17,864 at December 31, 2002. TruServ management negotiated a reduction of approximately 50% in the make-whole notes when it made prepayments on the senior notes from the proceeds of the sale leaseback transaction.

     The April 2002 Amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The senior note holders may accelerate the due date of their notes, if TruServ does not have a revolving credit facility in place to fund its seasonal cash flows. As described above, some of these covenants were adjusted in March 2003, as a result of the sale leaseback transaction. TruServ was in compliance with all of these covenants as of December 31, 2002 as shown in the chart below:

RESTRICTIVE COVENANT                                           COVENANT      ACTUAL
--------------------                                          ----------   ----------
                                                                 ($ IN THOUSANDS)
Minimum sales...............................................  $1,975,000   $2,175,451
Minimum adjusted EBITDA.....................................  $  100,000   $  120,062
Minimum fixed charge coverage...............................        0.70         1.01
Minimum interest coverage...................................        1.75         1.97
Maximum capital expenditures................................  $   16,000   $   12,838

     TruServ believes it will continue to remain in compliance with its debt covenants. For fiscal 2003, TruServ believes operating results will be sufficient to comply with the covenants established in the March 2003 Amendments.

     The term of the revolving credit facility will accelerate to June 30, 2003 from June 30, 2004, if on that date, total Senior Debt outstanding less the aggregate principal amount of the make-whole notes is in excess of $270,000, or total Senior Debt outstanding less the aggregate principal amount of the make-whole notes, plus the unused amount of the commitment under the revolving credit facility, less $30,000, is in excess of $320,000. At December 31, 2002, the total Senior Debt outstanding less the aggregate principal amount of the make-whole notes was $167,965 and the related commitments outstanding less $30,000 totaled $253,323. Although the revolver portion of total Senior Debt outstanding can fluctuate with the seasonal cash flow requirements of the business, TruServ believes it will maintain a sufficiently low level of Senior Debt outstanding with cash from operating activities to meet the June 30, 2003 requirement.

     The April 2002 Amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. TruServ exceeded the EBITDA target for 2002 and, as such, the cash portion of the 2002 patronage dividend paid in 2003 averaged 30%.

     The April 2002 Amendments also require the continuation of the stock redemption moratorium through June 30, 2004. Further, it is an event of default under the April 2002 Amendments to exceed certain levels of subordinated note payments. TruServ did not exceed the maximum payment level of $24,000 in 2002 and, accordingly, was in compliance. In addition, an event of default arises under the April 2002 Amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. As of October 7, 2002, TruServ appointed its fifth outside director and, as such, TruServ was in compliance with the corporate governance covenant as of December 31, 2002.

     The April 2002 Amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2002, and as of the filing date of this Annual Report on Form 10-K, TruServ was in compliance with all applicable covenants and has not triggered any events of default.

RETAIL MEMBER AGREEMENT

     The TruServ Retail Member Agreement provides, among other things, that each member:

          (1) will be required to purchase 60 shares of Class A common stock at a purchase price of $100 per share for each store owned by the member, up to a maximum of 300 shares for five or more stores that are owned by a member;

          (2) will conduct its businesses subject to the terms of the Retail Member Agreement;

          (3) will conduct a retail hardware store, home or garden center, or a full-service rental operation at a designated location;

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

          (9) agrees to utilize TruServ as its primary supplier for the types of merchandise offered by TruServ;

          (10) agrees to have its Retail Member Agreement governed by Illinois law, enforced only in courts located in Cook County, Illinois or any Illinois county contiguous to Cook County and only interpreted in accordance with the substantive laws of Illinois without giving effect to its conflict of laws principles; and

          (11) may terminate the Retail Member Agreement upon 60 days written notice mailed to any executive officer of TruServ at TruServ's principal office.

CAPITAL STOCK

     In general, members of TruServ own shares of Class A and Class B common stock. Each of the two classes of stock has a par value of $100 per share. The Class A common stock is sold in units of 60 shares. Each TruServ member is required to purchase one unit of Class A common stock for each store owned; however, no TruServ member is permitted to acquire more than five units of Class A common stock. The Class B common stock is issued only to holders of the Class A common stock in connection with the patronage dividend distributed to the members for purchases in the year of the patronage dividend, as discussed below. See "Distribution of Patronage Dividends" below.

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

     Participation in the earnings of a cooperative is based on member patronage purchasing and reflected by the payment of patronage dividends. In general, these patronage dividends are based on a member's purchasing volume and margins applicable to merchandise or services purchased by the member, less any expenses related to such business and less certain cooperative reserves. Patronage dividends are determined on a yearly basis for purchasing activity conducted the prior year, and are allocated no later than the 15th day of the ninth month following the end of the calendar year. TruServ has been paying patronage dividends in a combination of cash and Class B common stock. As TruServ reported a net loss for 2001, there was no patronage dividend payable in 2002 related to 2001 results. As TruServ reported a net margin for 2002, there was a patronage dividend paid in 2003 related to 2002 results. Such dividend was a combination of cash, Class B common stock and loss allocation account reduction (for members with such an account). See "Allocation of Patronage Dividends against Loss Allocation Account" below.

MORATORIUM ON REDEMPTIONS OF CAPITAL STOCK

     In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the 1999 loss was allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibit redemptions when TruServ, among other things, does not attain certain profit margins.

     At the time the board of directors declared the moratorium on redemptions, TruServ's By-Laws did not impose limitations on the board's discretion to initiate or to continue a moratorium on redemption. The By-Laws merely provided that, upon termination of a member's agreement, TruServ was to redeem the member's shares. Nevertheless, the board of directors concluded that its fiduciary obligations to TruServ and its members would not permit it to effect redemptions under the circumstances described above. After the board of directors declared the moratorium, the board of directors amended the By-Laws to provide that if TruServ's funds available for redemption are insufficient to pay all or part of the redemption price of shares of capital stock presented for redemption, the board of directors may, in its sole discretion, delay the payment of all or part of the redemption price.

     The amended debt agreements preclude the lifting of the stock moratorium until June 30, 2004 except for certain hardship cases, not to exceed $2,000 annually. Given certain ongoing related litigation (see "Legal Proceedings"), there are no plans for hardship redemption of stock. Subsequent to the expiration of the prohibition against stock redemptions under the debt agreements, which could be in the first half of 2004, if TruServ completes the refinancing of its Senior Debt, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

     As of December 31, 2002, the amount of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium is approximately $39,614 after the offset of the loss allocation account. This amount does not include an offset of approximately $7,343 of accounts receivable owed by terminated members to the co-op. Historically, TruServ has offset such amounts due by members to the co-op against amounts the co-op pays the members on redemption of their stock. This amount does not include any remaining amount of the 2001 loss that may be allocated, on a member by member basis, from the accumulated deficit account and reduce the amount paid to a member on the redemption of their stock. The $39,614 amount of stock presented for redemption, but deferred due to the moratorium, includes approximately $15,475 related to the Class A common stock (which was historically paid out at the time of redemption) and $47,033 related to Class B common stock (which was historically paid out in five equal annual installments), offset by the amount of the loss allocation account related to the Class B common stock of $22,894.

DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from TruServ, calculated on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net earnings calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net earnings for non-member income/(losses), reasonable reserves and deferred patronage amortization. The total dividend is allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on the relative gross margin participation of the member for each type of purchase category.

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

     TruServ's By-Laws provide for the payment of annual patronage dividends, after payment of at least 20% of such patronage dividends in cash, in "qualified written notices of allocation" including:

     - Class B common stock based on its par value, up to a maximum of 2% of the member's net purchases of merchandise from TruServ for the year (except in unusual circumstances of individual hardship, in which case the board of directors reserves the right to make payments in cash),

     - promissory (subordinated) notes, or

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

     In determining the form of the annual patronage dividend, a member's required investment in Class B common stock of TruServ had historically been limited by the board of directors to a certain amount, the cumulative value of which would not exceed two percent (2%) of the member's net purchases of merchandise and services from TruServ. Commencing in 1996, the board established a minimum Class B common stock ownership requirement, which may be varied from time to time. However, not all members have achieved the minimum target. This minimum is calculated as the aggregate of a member's various types of annual purchases multiplied by a specific percentage, which varies from 1% to 14%, decreasing as total dollar purchases by category increase. The amount of the required investment is determined by majority vote of the board of directors, and may be increased or decreased from time to time. The necessity of an increase or decrease is determined through an evaluation of the financial needs of TruServ and the needs of its membership.

ALLOCATION OF PATRONAGE DIVIDENDS AGAINST LOSS ALLOCATION ACCOUNT

     During the third quarter of fiscal 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. TruServ has allocated the 1999 loss among its members by establishing a loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of TruServ, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ. See related discussion in "Legal Proceedings."

     The board of directors has determined that TruServ will retain the fiscal 2001 loss as part of the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the fiscal 2001 loss that has been retained in the accumulated deficit account, based upon the member's proportionate Class A common stock and Class B common stock investment. TruServ allocated the remainder of the fiscal 2001 loss based on the member's purchases from the co-op in 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the accumulated deficit account that is allocable to the terminating member will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

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

     Under the Code, any person who becomes or became a member of TruServ, or who remains a member after adoption of the By-Laws, providing that membership in TruServ constitutes consent to be taxed on receipt of qualified written notices of allocation, is deemed to have consented to be taxed on receipt of patronage dividends in cash and in qualified written notices of allocation, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing member and have been, and will continue to be, delivered to each person prior to becoming a member. Such consent is then effective as to patronage dividends. Such consent may be revoked by the member only by terminating its membership in TruServ in the manner provided in his or its Retail Member Agreement. See "Retail Member Agreement" above.

     TruServ has historically paid its members approximately 30% of the patronage dividend in cash (excluding nonqualified written notices of allocation). However, TruServ is only obligated to distribute 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash, and it may distribute this lesser percentage in future years. TruServ's amended debt agreements limit the cash portion of the patronage dividend to 20% unless certain annual EBITDA targets are achieved, in which case, the cash portion of the patronage dividend may be paid at a higher percent up to 30%. As TruServ exceeded the EBITDA target in 2002. The cash portion of the 2002 patronage dividend paid in 2003 averaged 30%.

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

SET OFF RIGHTS OF TRUSERV

     TruServ's Certificate of Incorporation and By-Laws specifically provide that TruServ, but not the member, may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercised these set off rights in 2002 and 2001, when TruServ notes and interest came due to former members with outstanding merchandise accounts receivable to TruServ and current members with past due merchandise accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $16,526 during 2002 and $7,483 during 2001.

     As TruServ maintains stock records for its members on a store-by-store basis, members with multiple stores who elect to sell one or more, but not all, of their stores can transfer the stock registered on TruServ's records with respect to a store location that is terminating its relationship with TruServ, to the store locations that are not being terminated, with proper evidence of succession, assignment or authority to transfer. Otherwise, TruServ may exercise its right to offset the par value of the stock recorded for the store location to be closed against the loss allocation account balance.

ITEM 2. PROPERTIES.
($ IN THOUSANDS)

WAREHOUSING AND OFFICE FACILITIES

     TruServ's worldwide headquarters is located in Chicago, Illinois. Information with respect to TruServ's owned and leased warehousing and office facilities at December 31, 2002 is set forth below:

                                                    SQUARE FEET OF
                                                    WAREHOUSE AND                            LEASE
   LOCATION                                          OFFICE AREA        INTEREST        EXPIRATION DATE
   --------                                         --------------      --------        ---------------
   Chicago, Illinois(1).......................          228,100          Leased       December 31, 2010
   Corsicana, Texas(7)........................          775,000          Leased       December 31, 2022
   Denver, Colorado...........................          360,000          Leased       June 30, 2004
   East Butler, Pennsylvania(2)(6)............          476,200           Owned
   Fogelsville (Allentown), Pennsylvania(7)...          600,000          Leased       December 31, 2022
   Hagerstown, Maryland(3)(5).................          840,000          Leased       December 31, 2003
   Harvard, Illinois..........................        1,032,000          Leased       August 23, 2013
   Harvard, Illinois(8).......................          163,000          Leased       August 23, 2005
   Jonesboro (Atlanta), Georgia(7)............          670,000          Leased       December 31, 2022
   Kansas City, Missouri(7)...................          415,000          Leased       December 31, 2022
   Kingman, Arizona(7)........................          375,000          Leased       December 31, 2022
   Manchester, New Hampshire(6)...............          730,000           Owned
   Mankato, Minnesota(6)......................          320,000           Owned
   Peachtree City, Georgia(4).................           60,500          Leased       November 24, 2005
   Springfield, Oregon(7).....................          504,000          Leased       December 31, 2022
   Westlake (Cleveland), Ohio(6)..............          405,000           Owned
   Woodland, California(7)....................          350,000          Leased       December 31, 2022

---------------

(1) TruServ has subleases with third parties for approximately 72,000 of the 228,100 square feet of the Chicago, Illinois space.

(2) The East Butler, Pennsylvania facility is currently for sale.

(3) The Hagerstown, Maryland facility, which was vacated in December 2002, is assigned as collateral under a synthetic lease obligation and is currently for sale. Proceeds of a sale will be paid to the lessor as payment on the outstanding synthetic lease obligation.

(4) TruServ has subleases with third parties for the Peachtree City, Georgia facility, which is not currently used in operations.

(5) The lease term expires the earlier of December 31, 2003 or the termination of the existing revolving credit facility.

(6) Facility is assigned as collateral under the senior debt agreements.

(7) Facility was part of the December 31, 2002 sale leaseback transaction. See next section of Item 2.

(8) TruServ has subleases with third parties for approximately 80,700 of the 163,000 square feet of the Harvard, Illinois space which has a lease expiration date of August 23, 2005.

SALE LEASEBACK TRANSACTION

     On December 31, 2002, TruServ sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. The sale resulted in net proceeds to TruServ of $121,438, which were used to pay Senior Debt. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. TruServ then entered into leases with each of three purchasers to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in TruServ's financial statements. The resulting gain on sale of $55,564, recorded as deferred gain in the balance sheet, and to be amortized to income on a straight line basis over the initial 20 year lease term.

     Each lease is a "triple-net" lease under which TruServ is obligated to pay all operating expenses of the property, all taxes and other impositions related to the property, to maintain and insure the property and, with minor exceptions, to rebuild the improvements after a casualty or condemnation. TruServ also indemnifies the landlord from any loss, cost, damage or liability arising out of the use, ownership or operation of the property, including any liability related to hazardous materials.

     TruServ's obligation to pay rent under the leases is absolute, with no right to offset or abatement. The three leases are cross-defaulted, such that a default under one of the leases constitutes a default under each of the other leases. Events of default under the leases relate to TruServ's "triple-net" lease obligations, as described above, and do not include any financial covenants. TruServ has no right to terminate any of the leases, with minor exceptions as described in the leases.

     TruServ sold the distribution facilities located in Corsicana, Texas and Woodland, California to and now leases them from Wrench (DE) Limited Partnership. TruServ sold the distribution facilities located in Kingman, Arizona, Fogelsville, Pennsylvania and Springfield, Oregon to and now leases them from Bolt (DE) Limited Partnership. TruServ sold the distribution facilities located in Jonesboro, Georgia and Kansas City, Missouri to and now leases them from Hammer (DE) Limited Partnership. The three limited partnerships are affiliated with W.P. Carey Investments, an investment firm independent of TruServ. TruServ pays rent under each lease quarterly in January, April, July and October. The aggregate annual rent under all three leases for the first year of the lease totals $12,007. Rent under the leases increases 2% each year during the initial 20 year lease term.

     TruServ has the right to extend each lease for two additional periods. The first extension period under each lease is for a term of nine years and 11 months and the second is for a term of 10 years. TruServ may elect to renew a lease or leases with respect to any one or more of the properties without renewing the lease or leases with respect to all of the properties subject thereto. TruServ has the right to assign the lease without the landlord's prior written consent, but subject to certain conditions described in the leases. Provided that TruServ assigns the rent thereunder to the landlord, TruServ may sublet all or any part of any property without the landlord's consent.

     TruServ continues to evaluate opportunities to capitalize on the increase in market value over the historical book value of its owned real estate assets through additional sale leaseback transactions, mortgages or other financing methods. See "Manufacturing Facilities" section below with regard to a pending sale leaseback transaction.

OTHER PROPERTY SALES

     The Brookings, South Dakota regional distribution center was closed and sold in 2002. In 2001, TruServ closed its Henderson, North Carolina distribution center and the lease agreement on the facility expired on November 11, 2001. The Indianapolis, Indiana distribution center was closed and sold in 2001. TruServ's interest in TruServ Canada Cooperative, Inc. was sold in October of 2001, which included the sale of the Winnipeg, Manitoba property. The Westfield, Massachusetts distribution center was closed and sold in 2000. TruServ will exit its operations in the East Butler, Pennsylvania facility during 2003 and that facility is currently for sale. TruServ has been exiting and consolidating distribution facilities since the merger with SCC in 1997 to both realize the benefit of reduced operating costs of the merged cooperatives and to reflect a level of contraction of its operations.

MANUFACTURING FACILITIES

     Information with respect to TruServ's manufacturing facilities is set forth below:

                                               SQUARE FEET OF
                                               MANUFACTURING
                                                 AND OFFICE            PRINCIPAL
LOCATION                                            AREA                PRODUCT           INTEREST
--------                                       --------------          ---------          --------
Chicago, Illinois(1).......................       105,000           Oil based Paint        Owned
Cary, Illinois(1)..........................       612,000          Latex based Paint       Owned
                                                                       and Paint
                                                                      Applicators

---------------

(1) Facility is assigned as collateral under the senior debt agreements.

     In July 2001, TruServ announced its intention to explore a possible sale of the paint manufacturing business in order to generate cash to pay down senior debt. In July 2002, after receiving offers which were not commensurate with management's estimate of the value of the business and as a result of TruServ's ability to achieve senior debt reductions through operating cash flow, including significant inventory reductions and certain other asset sales, TruServ announced it would be retaining ownership of the paint manufacturing business. TruServ is currently negotiating a sale and short-term leaseback of its Chicago, Illinois oil based paint facility due to an increase in the value of the real estate underlying the facility together with a decrease in industry demand for oil based paint products.

     TruServ's facilities are suitable for their respective uses and are, in general, adequate for TruServ's present needs.

OTHER LEASES

     TruServ owns and leases transportation equipment for use at its distribution centers for the primary purpose of delivering merchandise from TruServ's distribution centers to its members. Additional information concerning these leases can be found in Note 5 "Lease Commitments" to the Consolidated Financial Statements beginning at page F-1.

ITEM 3. LEGAL PROCEEDINGS.
($ IN THOUSANDS)

BESS ACTION

     In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess' shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss which TruServ declared for its fiscal year 1999. On June 21, 2002, the court issued an oral ruling granting summary judgment to TruServ on its accounts receivable claim, and granting summary judgment to Bess on its counterclaim. The judgment was entered on August 6, 2002. TruServ believes that the court's ruling on Bess' counterclaim is not supported by either the facts or Delaware corporate law. TruServ's motion for reconsideration and reversal of the August judgment on Bess' counterclaim was denied on November 21, 2002. TruServ filed its notice of appeal in the Second District of Illinois Appellate Court on December 2, 2002.

DERIVATIVE ACTION

     In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint is brought derivatively on behalf of TruServ and alleges that the individual defendants breached their fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also seeks to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleges that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit, despite its vintage, is in an early stage and the extent of the damages claimed has not yet been determined. The parties have entered into settlement negotiations, but a final settlement has not been reached at this time and no assurances can be given that one will be entered into.

KENNEDY ACTION

     In June 2000, various former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois) (the "Kennedy action"). The plaintiffs in the Kennedy action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar/Coast to Coast and Cotter & Company. The plaintiffs allege that after the merger, the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. The plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. Similar claims were filed against TruServ as counterclaims to various complaints filed by TruServ in McHenry County to recover accounts receivable balances from other former members. Those claims were consolidated with the Kennedy action. In March 2001, the Kennedy complaint was amended to add additional plaintiffs. Also in March 2001, another action was filed against TruServ on behalf of additional former members, in the same court, by the same law firm (the "A-Z action"). The A-Z complaint alleges substantially similar claims as those in the Kennedy action, with the principal difference being that the claims relate to the elimination of the ServiStar brand name. The Kennedy and A-Z actions have been consolidated for purposes of discovery, which is ongoing. The plaintiffs seek damages for stock repurchase payments, lost profits and goodwill, out of pocket expenses, attorney fees and punitive damages. In July 2002, the plaintiffs in these consolidated actions amended their complaints to name as defendants two former officers of TruServ. To the extent that TruServ may have indemnification obligations to these former officers, TruServ's directors and officers' liability insurance policies may be available to cover such claims.

     TruServ intends to vigorously defend all of these cases. However, a ruling in favor of any or all of the plaintiffs in the Kennedy Action, the Derivative Action or the Bess Action could have a material adverse effect on TruServ. The courts could rule that TruServ violated its Agreement with members or its By-Laws in establishing the loss allocation account; imposing the moratorium on stock redemptions; or imposing minimum purchase commitments on members. In the event of such a ruling, TruServ could be required to do one or more of the following:

     - lift the moratorium on stock redemptions; and

     - redeem members' stock presented for redemption at its full stated value.

     Such actions could constitute events of default under TruServ's Senior Debt. Unless appropriate waivers were obtained from TruServ's lenders, the amounts due under the Senior Debt could become immediately due and payable or the Senior Debt agreements could have to be renegotiated. However, there can be no assurances that TruServ would be able to obtain the requisite waivers or successfully renegotiate its Senior Debt agreements. In the event TruServ was unable to obtain the requisite waivers or successfully renegotiate its Senior Debt agreements, a material adverse effect on TruServ's liquidity and capital resources could result.

PENTZ SETTLEMENT

     In June 2002, TruServ reached a comprehensive and confidential settlement with Paul Pentz, a former president of TruServ regarding his claims for bonus and retirement compensation payments.

CLAIM AGAINST ERNST & YOUNG LLP

     TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened, if not eliminated in their entirety. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful, and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending.

TRUSERV ORDER

     On March 4, 2003, the Commission entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to TruServ Corporation, SEC File No. 3-11050 (the "Order"). TruServ consented to the entry of the Order without admitting or denying the findings in the Order.

     The Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss of $131,000. The Order found that, from approximately July 1997 through the end of 1999, TruServ's accounting systems and internal controls related to inventory management were inadequate. The Order also found that these deficiencies caused TruServ to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. According to the Order, TruServ filed erroneous reports on Form 10-Q for the first, second and third quarters of 1998 and 1999 and an erroneous report on Form 10-K for 1998. In 1999, TruServ reported a loss, caused by weaknesses in the accounting practices and internal controls at TruServ, of approximately $131,000.

     The largest component of the 1999 loss of $131,000 represented adjustments to inventory and merchandise payable. Specifically, the Commission found that TruServ had in 1998 and the first three quarters of 1999 misstated accounts, including unbilled merchandise, claims for returned merchandise from members, and additional stock adjustments, consisting of lost and found merchandise, damaged goods, and others.

     The Order also found that TruServ and its senior management had notice of its internal control problems as early as February 1997, through a report prepared by its internal audit department. The report noted several specific, recurring problems in data entry concerning inventory management that caused significant discrepancies in TruServ's inventory records. According to the Order, no one acted on the 1997 report, even though it concluded that TruServ did not have adequate internal controls over its inventory systems.

     TruServ investigated the causes of the inventory and merchandise payable adjustments, and in order to prevent problems from occurring in the future, it adopted several changes in procedure to correct accounting weaknesses. According to the Order, as a result of these systemic flaws, TruServ is not able to restate any of the erroneous filings made in 1998 and 1999. The Commission made no allegations of fraud nor did it seek civil monetary penalties in connection with entering the Order.

     Pursuant to the Order, TruServ has agreed to continue to maintain the procedures that it has adopted since the Spring of 2000 and otherwise to comply with the accounting, record keeping and internal control provisions of the Securities and Exchange Act of 1934 (the "Exchange Act"). In addition, TruServ will continue to employ as a member of its management team, during the fiscal years ending 2002, 2003 and 2004, a Director of Internal Audit who will be responsible for executing TruServ's internal audit plan and will continue to engage a public accounting firm to assist the Director of Internal Audit in performing internal audit procedures.

     Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit will prepare and deliver to TruServ's board audit committee, with copies to the Commission, TruServ's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls.

     On March 4, 2003, the Commission also entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to Kerry Kirby, File No. 3-11053 (the "Kirby Order"). The Kirby Order made substantially all of the findings that were made in the Order. In addition, the Kirby Order found that Kerry Kirby, the chief financial officer of TruServ from July 1997 to May 1999, in part due to his failure to act on the internal audit report that TruServ's accounting systems were flawed, was a cause of TruServ's violations of securities laws requiring the accurate financial reporting, accurate books and records and adequate internal controls.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no existing market for the common stock of TruServ and there is no expectation that any market will develop. TruServ's Class A common stock is owned exclusively by retailers of hardware and related products, garden center retailers and industrial distributors as well as rental retailers, each of whom is a member or former member of TruServ and purchased at least 60 shares of TruServ's Class A common stock (the only class of voting stock) upon becoming a member. TruServ is organized as a Delaware stock corporation and operates as a member-owned wholesaler cooperative corporation. The shares of TruServ's Class B common stock now outstanding were issued to members in partial payment of the annual patronage dividend that accrued as a result of patronage business transacted by such members with TruServ. In accordance with TruServ's By-Laws, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions authorized by the board of directors.

     The number of holders of record (as of February 22, 2003) of each class of stock of TruServ is as follows:

                                                              NUMBER OF
                                                              HOLDERS OF
                                                                RECORD
TITLE OF CLASS                                                ----------
Class A common stock, $100 Par Value........................    7,621
Class B common stock, $100 Par Value........................    7,733

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of TruServ's Certificate of Incorporation, may be declared out of gross margins of TruServ, other than gross margins from operations with or for members and other patronage source income, after deduction for expenses, reserves and provisions as may be authorized by the board of directors. Dividends may be paid in cash, in property, or in shares of the Class B common stock, subject to the provisions of the Certificate of Incorporation and the By-Laws. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, TruServ has not paid dividends on its Class A common stock or Class B common stock. In February 2003, the board of directors authorized the payment of a patronage dividend related to 2002. Such amounts were paid in March 2003. The board of directors does not plan to pay non-patronage dividends on either class of stock in 2003 for the year ended December 31, 2002. See
"Business -- Distribution of Patronage Dividends", and "-- Allocation of Patronage Dividends Against Loss Allocation Account."

ITEM 6. SELECTED FINANCIAL DATA.
($ IN THOUSANDS)

                                                          SELECTED FINANCIAL DATA
                                              AS OF AND FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                        2002(1)      2001(1)        2000      1999(2)(3)   1998(2)(3)
                                       ----------   ----------   ----------   ----------   ----------
Net revenues.........................  $2,175,451   $2,619,434   $3,993,642   $4,502,326   $4,328,238
Gross margin.........................     239,831      264,034      277,397      181,465      298,135
Net margin/(loss)....................      21,153      (50,687)      34,117     (130,803)      12,020
Patronage dividends(4)...............      20,541           --       34,705           --       35,024
Total assets.........................     703,371    1,020,837    1,236,014    1,335,397    1,587,674
Short-term borrowings................      27,852      141,755      138,085      167,007      258,147
Current and non-current long-term
  senior and current member debt.....     184,818      329,559      350,279      397,884      407,577
Promissory (subordinated) and
  installment member notes
  payable(5).........................      43,531       42,973       65,846       83,804      124,422
Class A common stock(6)..............      50,120       49,896       49,084       47,270       49,880
Class B common stock(6)..............     176,945      174,448      174,448      177,779      195,643
Loss allocation......................     (75,966)     (89,972)     (92,460)          --           --
(Accumulated deficit)/Retained
  earnings...........................     (68,704)     (68,568)     (17,134)    (130,939)         579

---------------

(1) The lumber and building materials business was sold on December 29, 2000.

(2) The net margin/(loss) of $(131,143) and $20,480 originally reported in 1999 and 1998, respectively, was restated to $(130,803) and $12,020, respectively, in the Form 10-K(A) filed for the year ended December 31, 2000. The restatement related to expensing as incurred costs previously accrued in connection with the merger of Cotter & Company and SCC.

(3) TruServ had for several years, from at least February 1997 through at least the end of 1999, inadequate internal controls relating to, among other things, various aspects of inventory management, accounts payable, cost of goods sold and accounting for certain income and expense items. Principally as a result of these deficiencies, TruServ reported a loss of $130,803 for fiscal year 1999. Because the problems identified above were caused by systematic flaws in internal controls, TruServ does not have information available to confirm the accuracy of these results or that would cause it to conclude that the fiscal 1999 and 1998 financial statements for the 1999 and 1998 fiscal years, respectively, can or should be modified.

    On March 4, 2003, the Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss. Pursuant to the Order, TruServ will be required to maintain books and records in accordance with the record keeping requirements of the Exchange Act and to perform certain other undertakings. See "Legal Proceedings."

(4) No patronage dividends were issued in 2001 and 1999 due to the reported net loss of $50,687 and $130,803, respectively.

(5) This is the non-current portion of promissory and installment notes payable to members included in members' capitalization on the balance sheet.

(6) In Fiscal 2002, Class A common stock and Class B common stock include approximately $15,475 and $47,033, respectively, of amounts not redeemed due to the stock moratorium. In Fiscal 2001, Class A common stock and Class B common stock include approximately $11,699 and $34,712, respectively of amounts related to the stock moratorium. See "Business -- Moratorium on Redemptions of Capital Stock."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

($ IN THOUSANDS)

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

  RESULTS OF OPERATIONS

  REVENUES AND GROSS MARGIN

     A reconciliation of revenue and gross margin between 2002 and 2001 follows:

                                                                   % OF                  GROSS
                                                       NET       2001 NET    GROSS      MARGIN %
                                                     REVENUES    REVENUES    MARGIN    OF REVENUE
                                                    ----------   --------   --------   ----------
                                                                  ($ IN THOUSANDS)
FISCAL YEAR 2001 RESULTS..........................  $2,619,434    100.0%    $264,034      10.1%
Same store sales:
  Product price increases.........................      13,340      0.5       13,340
  Product price decreases.........................      (1,100)      --       (1,100)
  Warehouse and relay revenues....................     (72,923)    (2.8)     (10,766)
  Vendor direct revenues..........................     (60,567)    (2.3)        (593)
Terminated members:
  Warehouse and relay.............................    (166,083)    (6.3)     (30,043)
  Direct..........................................     (66,084)    (2.5)        (647)
New members:
  Warehouse and relay.............................      19,268      0.7        4,301
  Direct..........................................       7,509      0.3           73
Lumber and building materials business(1).........     (21,422)    (0.8)          --
Canadian business(2)..............................     (84,397)    (3.2)     (12,344)
Advertising, transportation and other revenues....     (11,524)    (0.5)      (6,939)
Indirect cost of revenues.........................          --       --       20,515
                                                    ----------    -----     --------
Total change......................................    (443,983)   (16.9)     (24,203)
                                                    ----------    -----     --------
FISCAL YEAR 2002 RESULTS..........................  $2,175,451     83.1%    $239,831      11.0%
                                                    ==========    =====     ========

---------------

(1) The lumber business was sold on December 29, 2000. The revenue and the cost of revenue from merchandise shipped and billed in fiscal year 2001, but negotiated prior to December 29, 2000, was recorded in TruServ's results of operations in fiscal year 2001.

(2) This business was sold on October 22, 2001.

     Revenues for 2002 totaled $2,175,451. This represented a decrease in revenues of $443,983, or 16.9%, from 2001. The key contributors to the decrease in revenue are the 12% decline in the number of participating member retail outlets in 2002, representing an 8.8% revenue reduction, together with a 4.6% decline in same store sales and the effect of the sale of the Canadian and Lumber businesses, representing a 4.0% revenue reduction. TruServ increased prices in September 2001. The impact of these price increases on 2002 member purchases was $13,340. In October 2002, TruServ announced it would commence lowering prices monthly in 2002 and continue price reductions into 2003. The impact of the reduction in pricing on fourth quarter 2002 member purchases was $1,100. TruServ has forecasted 2003 price reductions to members to aggregate $8,000. TruServ has forecasted that a decline in retail outlets will recur in 2003, but the forecast is not as significant as the actual 2002 decline. A favorable trend that is occurring is that as a result of certain marketing programs and sales initiatives, together with the impact of a slow-down in the national economy, members are buying more merchandise from the distribution centers. This trend has favorably improved the sales mix toward more warehouse sales from the less profitable direct sales and has minimally affected revenues due to lower volume offset by higher prices, but has positively affected gross margin.

     Gross margin for 2002 totaled $239,831. This represented a decrease in gross margin dollars of $24,203, or 9.2%, as compared to 2001. The sale of TruServ Canada Cooperative, Inc. and the decline in the number of participating member retail outlets are the key contributors to the negative variance relative to the prior year. However, the gross margin as a percent of revenue increased to 11.0% in 2002 from 10.1% for 2001. The shift in the sales mix to warehouse sales from vendor direct orders and certain product price increases initiated in September 2001 contributed to the increase in gross margin as a percent of revenue. Price reductions commenced in October 2002. The indirect cost of revenues favorably impacted the gross margin dollars as a result of distribution center closures and headcount reduction, which reduced the direct inbound logistics costs and labor and related overhead incurred to bring merchandise to the distribution centers. Additional impact to gross margin was due to a reduction in advertising support fees of $7,956, which was partially offset by a reduction in gross advertising costs of $2,868. These reductions relate to lower member participation in the distribution of direct mail circulars but cost was partially offset by additional network advertising for the new power event promotions.

                                                                              $ EXPENSE
                                                           2002      2001     DECREASE
                                                          -------   -------   ---------
Logistics and manufacturing.............................  $60,924   $79,970    $19,046

     Logistics (outbound to members' stores) and manufacturing (the paint business) expenses decreased $19,046, or 23.8%, as compared to the prior year. Approximately $11,223 of this decrease resulted from the exclusion of expenses associated with TruServ Canada Cooperative, Inc., which was sold in October 2001. An additional $3,444 was due to the closure of several distribution centers in late 2001 through 2002, in response to a reduction in the member base. Also, a decrease of approximately $4,388 was caused by lower expense spending related to the manufacturing operations, predominately related to lower advertising. In 2003, as a result of the sale leaseback of seven facilities at the end of 2002, rent expense will be increased by a net of $11,786, which includes an increase in gross rent charges of $14,564 offset by the amortization of the gain on the sale of these facilities of $2,778. Additionally, depreciation expense will decrease by approximately $2,585 in 2003 as a result of the sale leaseback of these facilities.

                                                                              $ EXPENSE
                                                          2002       2001     DECREASE
                                                         -------   --------   ---------
Selling, general and administrative....................  $92,948   $137,533    $44,585

     Selling, general and administrative expenses ("SG&A") decreased by $44,585, or 32.4%, in 2002, as compared to the prior year. TruServ achieved significant reductions in SG&A as a result of lower labor cost and reduced benefit expenses. TruServ's restructuring initiatives in 2000 and 2001, which included headcount reductions, generated a savings of $4,090 in labor costs. The $15,126 reduction in benefit plan costs were generated from lower headcount, changes in the benefits, a reduction in pension settlements with terminated employees, and the elimination in 2002 of the requirement in 2001 to cover exposure of an insurance carrier in liquidation. An additional reduction of $6,041 in SG&A expenses for fiscal 2002, as compared to fiscal 2001, is the result of lower bad debt expense due to TruServ's improved ability to collect receivables. Also in 2002,

TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization for fiscal year 2001 was $2,577. Other areas of reductions in SG&A include lower refinancing fees of $7,368, lower software license fees of $2,483 relating to retail point of sale software and lower non-restructuring related severance of $1,386.

                                                                              $ EXPENSE
                                                            2002     2001     DECREASE
                                                           ------   -------   ---------
Restructuring charges and other related expenses.........  $6,284   $38,522    $32,238

     In fiscal 2002, TruServ incurred restructuring and other related charges of $6,284, of which $3,313 related to restructuring, and $2,971 related to other post-employment and asset impairment charges. The restructuring charge of $3,313 in fiscal 2002 resulted from TruServ's continued workforce reductions initiated in fiscal 2000 and 2001 and related to distribution center closures and workforce reductions in the organization. This charge was comprised of $2,316 for severance and $2,296 for facility exit costs, offset by a $1,299 reduction in asset impairment charges. The severance charges of $2,316 primarily consisted of additional workforce reductions at the corporate headquarters in Chicago, Illinois. The facility exit costs of $2,296 related to exiting the Hagerstown, Maryland distribution center, which was completed prior to December 31, 2002. The $1,299 reduction of asset impairment charges consisted of a $927 favorable adjustment to the asset value for the closing of the of the Brookings, South Dakota distribution center, based on actual proceeds received on the sale of this facility in 2002. It also included a $372 favorable adjustment relating to the transfer of certain Hagerstown, Maryland equipment to other facilities, the value of which had been fully reserved in 2001. The other charges of $2,971 consisted of $1,769 for asset impairment and $1,202 for post-employment charges. The asset impairment charge of $1,769 related to the write-down of the East Butler, Pennsylvania facility. The post-employment charge of $1,202 was comprised of $352 relating to severance charges for the Cary, Illinois facility, and $850 relating to severance charges for the corporate headquarters in Chicago, Illinois.

     In fiscal 2001, TruServ recorded a charge to income of $38,522, of which $10,722 was for severance, $18,901 was for facility exit costs for the distribution centers, and $8,899 was for asset impairments. The largest component of these exit costs related to the Hagerstown, Maryland distribution center closure, which is subject to a synthetic lease. The difference of approximately $14,800 between the lease obligation at December 31, 2001 of $40,000 and management's estimate of the fair value of the building was the major component of its facility exit costs in 2001. This obligation and the original cost of the facility are not recorded on TruServ's balance sheet because it does not meet the requirement for capital lease treatment under Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." At December 31, 2002, the synthetic lease had a balance of $33,383, which is due at the end of the amended lease term, which is the earlier of December 31, 2003 or the termination of the existing revolving credit facility.

     A summary of restructuring charges, related uses of reserves and ending reserve balances is as follows:

                                                        ADDITIONAL
                                   DECEMBER 31, 2001   RESTRUCTURING   ADJUSTMENT                 DECEMBER 31, 2002
                                     RESTRUCTURING       CHARGES/          TO                       RESTRUCTURING
                                        RESERVE          (CREDITS)     ASSET VALUE   (PAYMENTS)        RESERVE
                                   -----------------   -------------   -----------   ----------   -----------------
                                                                   ($ IN THOUSANDS)
Severance and outplacement.......       $ 8,270           $ 2,316        $   --       $ (6,345)        $ 4,241
Facility exit costs..............        17,979             2,296            --         (9,245)         11,030
Asset impairments................            --            (1,299)        1,299             --              --
                                        -------           -------        ------       --------         -------
                                        $26,249           $ 3,313        $1,299       $(15,590)        $15,271
                                        =======           =======        ======       ========         =======

     As a result of the restructuring and other efforts, estimated annualized cost saving of $28,957 were related to charges reserved through 2001, with $4,350 of cost saving relating to additional reserve charges in 2002. Headcount reductions of 909 were related to charges reserved through 2001, with additional headcount reductions of 80 related to charges reserved for in 2002. The following chart highlights these saving and reductions by facility:

                                         ESTIMATED ANNUALIZED SAVINGS       HEADCOUNT REDUCTIONS
                                         -----------------------------   ---------------------------
                                         THROUGH     2002                THROUGH     2002
                                          2001     ADDITIONS    TOTAL     2001     ADDITIONS   TOTAL
                                         -------   ---------   -------   -------   ---------   -----
                                                              ($ IN THOUSANDS)
Henderson, North Carolina..............  $   798    $   --     $   798     102                  102
Indianapolis, Indiana..................    1,476                 1,476      94                   94
Brookings, South Dakota................    4,041                 4,041     166                  166
Hagerstown, Maryland...................    7,545       172       7,717     331         1        332
Corporate Headquarters.................   15,097     4,178      19,275     216        79        295
                                         -------    ------     -------     ---        --        ---
Totals.................................  $28,957    $4,350     $33,307     909        80        989
                                         =======    ======     =======     ===        ==        ===

                                                                                  $ EXPENSE
                                                               2002      2001     DECREASE
                                                              -------   -------   ---------
     Interest expense:
       Member...............................................  $ 6,611   $ 7,842    $1,231
       Third Parties........................................   55,284    55,431       147

     Interest paid on member debt decreased by $1,231, or 15.7%, as compared to the prior year, due to a decrease in the average balance of debt outstanding of approximately $26,628, which was partially offset by a higher average interest rate (8.49% average in 2002 compared to 7.50% average in 2001). Third party interest expense decreased by $147, or 0.3%, as compared to the prior year. TruServ experienced an interest expense savings of $11,629, as a result of the lower average balance of senior debt outstanding as compared to 2001. However, this amount was substantially offset by higher financing fee amortization and higher interest rates, which increased the effective interest rate by approximately 2.9%, as compared to 2001 resulting in increased interest expense of $11,482. TruServ achieved the lower average debt balances in 2002 by generating cash from operations and asset sales. These amounts were offset in part, however, by the fees resulting from TruServ amending its existing credit facility and senior note agreements due to the debt covenant violation under these agreements in 2001. As a result of various debt paydowns during 2002 from cash received from asset sales, 2003 interest expense will be reduced by $14,600, offset by additional make-whole and financing fee amortization of $6,100, for a net reduction of $8,500. Of this $8,500 reduction, the paydown of third party debt with cash received from the sale leaseback of seven regional distribution centers in December, 2002 will reduce interest expense by $12,500, offset by additional make-whole and financing fee amortization of $5,600, for a net reduction of $6,900. The remaining reduction in interest expense of $1,600 is from the paydown of debt in 2002 with cash proceeds from other asset sales and notes receivable in 2001 and 2002, which reduced interest expense by $2,100, offset by additional make-whole and financing fee amortization of $500.

                                                                               $ GAIN
                                                             2002    2001     DECREASE
                                                             ----   -------   --------
Loss/(gain) on sale of assets..............................  $91    $(1,958)  $(2,049)

     Loss/(gain) on sale of assets decreased $2,049, from a gain of $1,958 in 2001 to a loss of $91 in 2002. The variance was mainly due to the nonrecurrence of fiscal 2001 gains of $1,588 and $472 recorded upon the sale of TruServ's Canadian business and the Indianapolis distribution center, respectively.

                                                                               $ NET
                                                                               MARGIN
                                                          2002       2001     INCREASE
                                                         -------   --------   --------
Net margin/(loss)......................................  $21,153   $(50,687)  $71,840

     The net margin in 2002 was $21,153 compared to a net loss of $50,687 in 2001, an increase in net margin/(loss) of $71,840. Net margin/(loss) was favorably impacted by the closure of distribution centers and headcount reductions that occurred from the restructuring activities in 2001, the non-recurrence of the significant 2001 restructuring charges and a better gross margin percentage. These favorable impacts were partially offset by the loss of participating member retail outlets.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

  RESULTS OF OPERATIONS

  REVENUES AND GROSS MARGINS

     A reconciliation of revenue and gross margin between 2001 and 2000 follows:

                                                                % OF
                                                    NET       2000 NET    GROSS     GROSS MARGIN %
                                                 REVENUES     REVENUES    MARGIN      OF REVENUE
                                                -----------   --------   --------   --------------
                                                                 ($ IN THOUSANDS)
Fiscal year 2000 results......................  $ 3,993,642    100.0%    $277,397         6.9%
Lumber and building materials business(1).....   (1,063,680)   (26.6)     (18,196)
Canadian business(2)..........................      (24,611)    (0.6)      (3,251)
Terminated members............................     (184,223)    (4.6)     (20,384)
New members...................................       26,436      0.7        3,116
Same store sales:
  Warehouse and relay revenues................      (10,665)    (0.3)      12,941
  Vendor direct revenues......................     (110,875)    (2.8)        (824)
Advertising, transportation and other
  revenues....................................       (6,590)    (0.2)        (493)
Indirect cost of revenues.....................           --       --       13,728
                                                -----------    -----     --------
Total change..................................   (1,374,208)   (34.4)     (13,363)
                                                -----------    -----     --------
Fiscal year 2001 results......................  $ 2,619,434     65.6%    $264,034        10.1%
                                                ===========    =====     ========        ====

---------------

(1) This business was sold on December 29, 2000.

(2) This business was sold on October 22, 2001.

     A reconciliation of gross margin percentage between 2001 and 2000 follows:

                                                               GROSS      % OF
                                                              MARGIN %   CHANGE
                                                              --------   ------
Fiscal year 2000 results....................................     6.9%
Effect of sale of lumber and building materials business....     1.9      61.7%
Effect of shift from vendor direct to warehouse and relay
  sales.....................................................     0.7      22.1
All other...................................................     0.6      16.2
                                                                ----     -----
Total change................................................     3.2     100.0%
                                                                ----     =====
Fiscal year 2001 results....................................    10.1%
                                                                ====

     Revenues for 2001 totaled $2,619,434. This represented a decrease in revenues of $1,374,208 or 34.4% from 2000. The key contributors to the decrease in revenue were the sale of the lumber and building materials business to BMA in December 2000, the sale of TruServ Canada Cooperative, Inc. in October 2001, and the 11% decline in the number of participating member retail outlets in 2001 resulting in a 4.6% sales decline. The remaining revenue reduction occurred in same store sales, with 90% of this decrease in direct sales to members, which generated approximately a 1% gross margin for TruServ before consideration of vendor volume rebates on purchases. The reduction in direct sales was partially due to a shift in member purchases to warehouse sales. Certain marketing programs and sales initiatives, together with the impact of a slow down in the national economy, had encouraged members to buy in the smaller quantities that are available by purchasing merchandise from the distribution centers. This trend favorably improved the sales mix toward more warehouse sales from the less profitable direct sales.

     Gross margin for 2001 totaled $264,034. This represented a decrease in gross margin dollars of $13,363, or 4.8%, as compared to 2000. The sale of the lumber and building materials business, the sale of TruServ Canada Cooperative, Inc. and the decline in the number of participating member retail outlets were the key contributors to the negative variance relative to the prior year. However, the gross margin as a percent of revenue increased to 10.1% in 2001 from 6.9% in 2000. The shift in the sales mix to warehouse sales from vendor direct orders, a reduction in member returns and allowances, and certain product price increases contributed to the increase in gross margin as a percent of revenue. The indirect cost of revenues favorably impacted the gross margin dollars, as a result of the closure of distribution centers and headcount reduction, which reduced the direct inbound logistics costs and labor and related overhead incurred to bring merchandise to the distribution centers. The reduction in member returns and allowances was principally due to a change in processes resulting in fewer shipping errors. Additional favorable impact to gross margin was due to a reduction in gross advertising costs of $23,400, which was partially offset by a reduction in advertising support fees of $12,527. These reductions relate to lower member participation in the distribution of direct mail circulars and a reduction in network advertising.

                                                                              $ EXPENSE
                                                           2001      2000     DECREASE
                                                          -------   -------   ---------
Logistic and manufacturing expenses.....................  $79,970   $83,276    $3,306

     Logistics (outbound to members' stores) and manufacturing expenses decreased $3,306, or 4.0%, as compared to the prior year primarily due to the closure of distribution centers, headcount reductions and a reduction in the member base.

                                                                             $ EXPENSE
                                                         2001       2000     INCREASE
                                                       --------   --------   ---------
Selling, general and administrative expenses.........  $137,533   $124,584   $(12,949)

     SG&A increased by a net $12,949, or 10.4%, in 2001, as compared to 2000. Health and pension benefit costs increased $8,894 due to pension settlements with terminated employees and a decline in the expected investment return on plan assets. Software license fees related to retail point of sale software increased $3,553. Financing and legal costs, including consulting and legal fees related to the debt covenant violation under the senior debt agreements and other legal matters, were $9,337. The aggregate of this increase, $21,784, was partially offset principally by $7,146 of lower corporate staff expenses due to headcount reductions that were part of the 2000 and 2001 restructuring initiatives and $4,511 of lower headcount and operational expenses as a result of the December 2000 sale of the lumber and building materials business.

                                                                             $ EXPENSE
                                                           2001      2000    INCREASE
                                                          -------   ------   ---------
Restructuring charges and other related expenses........  $38,522   $4,944   $(33,578)

     In fiscal 2001, TruServ continued the workforce reductions initiated in fiscal 1999 and 2000 related to regional distribution center closures and workforce reductions at its corporate headquarters. TruServ recorded a charge to income of $38,522 in fiscal 2001. The charge is comprised of $10,722 for severance, $8,899 for asset impairments related to the regional distribution centers based upon current estimates of the market values of the assets compared to their book values and $18,901 of facility exit costs related to the regional distribution center closures. The largest component of these exit costs relates to the Hagerstown, Maryland distribution center closure, which is subject to a synthetic lease. The synthetic lease had a principal balance of $40,000 at December 31, 2001, which is due at the end of the lease term, which is the earlier of December 31, 2003 or the termination of the existing credit facility. This obligation and the original cost of the facility are not recorded on TruServ's balance sheet because it does not meet the requirement for capital lease treatment under Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimate of the fair value of the building as of December 31, 2001 was approximately $14,800 and was the major component of its facility exit costs.

     In fiscal 2000, TruServ recorded a restructuring charge of $4,944, approximately $2,000 of which was related to the closures of the Henderson, North Carolina and the Indianapolis, Indiana distribution centers. The closures of Henderson and Indianapolis were completed by the end of fiscal 2001. The closures of the

Brookings and Hagerstown regional distribution centers were expected to be substantially completed by the end of fiscal 2002. Brookings was vacated and sold in the third quarter of fiscal 2002; Hagerstown was vacated in December 2002 and is currently for sale.

     A summary of restructuring charges, related uses of reserves and ending reserve balances is as follows:

                               DECEMBER 31, 2000    ADDITIONAL                             DECEMBER 31, 2001
                                 RESTRUCTURING     RESTRUCTURING     ASSET                   RESTRUCTURING
                                    RESERVE           CHARGES      IMPAIRMENT   PAYMENTS        RESERVE
                               -----------------   -------------   ----------   --------   -----------------
                                                             ($ IN THOUSANDS)
Severance and outplacement...       $  861            $10,722       $    --     $(3,313)        $ 8,270
Facility exit costs..........        1,051             18,901            --      (1,973)         17,979
Asset impairments............           --              8,899        (8,899)         --              --
                                    ------            -------       -------     -------         -------
                                    $1,912            $38,522       $(8,899)    $(5,286)        $26,249
                                    ======            =======       =======     =======         =======

                               ESTIMATED
                               ANNUALIZED   HEADCOUNT
                                SAVINGS     REDUCTION
                               ----------   ---------
                                  ($ IN THOUSANDS)
Severance and outplacement...
Facility exit costs..........
Asset impairments............
                                $28,957        909
                                =======        ===

                                                                              $ EXPENSE
                                                           2001      2000     DECREASE
                                                          -------   -------   ---------
Interest expense:
  Members...............................................  $ 7,842   $11,131    $3,289
  Third Party...........................................   55,431    56,575     1,144

     Interest expense to members decreased by $3,289, or 29.5%, as compared to the prior year, primarily due to a lower average principal balance of debt outstanding to members. Third party interest expense decreased by $1,144, or 2%, as compared to prior year. The interest expense savings from the lower average principal balance of senior debt outstanding, as compared to the prior year, was offset by the interest rate increase of approximately 2% imposed as a result of the debt covenant violation under the revolving credit facility and the senior note agreements. As a result of this default interest rate, TruServ incurred additional interest expense of $6,779 in fiscal 2001.

                                                                              $ GAIN
                                                         2001       2000     DECREASE
                                                        -------   --------   --------
Loss/(gain) on sale of assets.........................  $(1,958)  $(30,337)  $(28,379)

     Loss/(gain) on sale of assets decreased $28,379. The variance was due to the nonrecurrence of the gain of $28,981 recorded upon the sale of TruServ's lumber and building materials business in December 2000.

                                                                          $ OTHER INCOME
                                                         2001     2000       DECREASE
                                                        ------   ------   --------------
Other income, net.....................................  $3,996   $7,809       $3,813

     Other income decreased by $3,813, due principally to the nonrecurrence of a gain of $4,999 recorded in fiscal 2000 from the settlement of certain pension obligations to fully vested employees through the purchase of annuity contracts.

                                                                            $ NET MARGIN
                                                         2001      2000       DECREASE
                                                       --------   -------   ------------
Net margin/(loss)....................................  ($50,687)  $34,117     ($84,804)

     The net loss in 2001 was $50,687, as compared to a net margin of $34,117 in 2000, reflecting a decrease in net margin of $84,804. Net margin was unfavorably impacted from gain on the sale of the lumber and building materials business in fiscal year 2000, TruServ's significant restructuring charges, the loss of member retail outlets, and the financing and legal cost related to the debt covenant violation. These unfavorable impacts to net margin were partially offset by a better gross margin percentage and the favorable impacts from TruServ's restructuring initiative.

LIQUIDITY AND CAPITAL RESOURCES

     In 2001, the Commission issued Financial Reporting Release No. 61, which sets forth the views of the Commission regarding certain disclosures relating to liquidity and capital resources. The information provided below describing TruServ's debt, credit facilities, guarantees and future commitments is included in order to facilitate a review of TruServ's liquidity.

     TruServ generated cash from operating activities for the fiscal year 2002, 2001 and 2000 in the amounts of $104,095, $179,441 and $83,573, respectively.
The cash generated from the decrease in inventory in fiscal year 2002, 2001 and 2000 was $99,528, $100,692 and $38,752, respectively. TruServ generated cash in 2002 and 2001 through initiatives to improve inventory turns and eliminate excess and/or obsolete inventory, as well as a result of closing regional distribution centers, which in turn reduced stock levels. In addition, TruServ initiated several inventory reduction programs to keep inventory levels in line with a reduction in membership. TruServ generated cash in 2000 principally from distribution network consolidation to respond to the decline in sales. While not as significant as the decline that occurred in 2002, TruServ is forecasting a decline in inventory of $10,000 for 2003, as it continues to improve inventory turns and assortment and to respond to the decrease in the number of participating member outlets.

     TruServ generated cash from the decrease in accounts and notes receivable for the fiscal year 2002, 2001 and 2000 in the amount of $32,926, $127,000 and $52,187, respectively. TruServ's 13 month average member receivable DSO (Days Sales Outstanding) was 39.7, 43.9 and 41.3 days for 2002, 2001 and 2000, respectively. The cash improvement in 2002 was related to the improved DSO of
4.2 days. In fiscal 2001, the sale of the lumber and building materials business significantly impacted both cash generated from accounts and notes receivable and DSO. The sale of the lumber and building materials business accounted for approximately $64,000 of cash generated in 2001 and caused the DSO to increase since that business' average terms were approximately 20 days, which was lower than TruServ's average DSO. The remaining decrease in accounts and notes receivable is mainly due to a decline in sales, change in sales mix from direct sales to warehouse sales, and the implementation of improved collection efforts. In fiscal 2000, the decrease in accounts and notes receivable is related both to a decline in sales and to the implementation of improved collection efforts.

     The other significant impact in operating activities was in accounts payable. In fiscal 2002, 2001 and 2000, cash used to fund the decrease in accounts payable was $52,091, $92,216 and $81,944, respectively, which partially offset the cash generated from inventory and accounts receivable. The decrease in fiscal 2002 is primarily due to the lower inventory purchases. The decrease in fiscal 2001 is partially due to the reduction of lumber vendors resulting from the sale of the lumber and building materials business, which accounts for approximately $39,000 of the decrease. The remaining decrease is a result of lower inventory purchases. The decrease in fiscal 2000 is related both to lower inventory purchases and to lower accounts and notes receivable related to direct sales.

     TruServ generated cash flows from investing activities for fiscal year 2002 in the amount of $145,960. Cash flows used for investing activities for the fiscal year 2001 and 2000 were $26,502 and $1,954, respectively. Investing activities include capital expenditures, proceeds from sales of properties, restricted cash activities and changes in other assets. Total capital expenditures, including expenditures under capital leases, were $12,838 for the fiscal year ended December 31, 2002, as compared to $15,151 and $12,526 for the fiscal years ended December 31, 2001 and December 31, 2000, respectively. Capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters. TruServ has forecasted that the capital expenditure investment for fiscal 2003 will approximate fiscal 2002 spending for capital expenditures. In fiscal 2002, the gross proceeds from the sale of properties were $127,941, which principally related to the sale leaseback of seven properties (See Note 13 to the Consolidated Financial Statements beginning at page F-1) and the sale of the Brookings, South Dakota distribution center. In fiscal 2001, the proceeds from sale of properties were $10,511, which were generated from the sale of TruServ Canada Cooperative, Inc. and the sale of its Indianapolis, Indiana property. In fiscal 2000, the proceeds from the sale of properties were $23,113. The principal amount of cash generated in 2000 was from the sale of the lumber and building materials business on December 29, 2000 in the amount of $13,948. Additionally, TruServ generated additional cash from this transaction in the amount of $5,164 pursuant to non-competition, cooperation, lease and other agreements.

Restricted cash consisted of the following at December 31:

                                                                 2002       2001
                                                                -------    -------
                                                                 ($ IN THOUSANDS)
Letters of credit...........................................    $11,691    $11,392
Proceeds from sale of assets available for debt reduction by
  the collateral agent......................................         39     10,906
Lockbox cash management deposit requirements................      4,025      4,000
Redeemable (subordinated) notes.............................         --      1,746
Escrow......................................................         --      1,031
                                                                -------    -------
                                                                $15,755    $29,075
                                                                =======    =======

     TruServ finances its requirements for letters of credit with cash deposited and invested at the issuing bank. TruServ partially secures its requirement for banking services by maintaining invested cash deposits with its cash management banks. The intercreditor agreement amended in April 2002 with TruServ's lenders requires TruServ to hold the proceeds from the sale of certain assets in a restricted cash account invested with the collateral agent to be used for debt reduction. These proceeds were held by the collateral agent in fiscal 2001 and distributed after the Senior Debt agreements were amended in April 2002.

     TruServ generated cash flows from operating and investing activities in 2002 and from operating activities in 2001 and 2000 and used them primarily for financing activities. In particular, TruServ applied the cash flow to reducing its long-term and short-term financing and the level of outstanding checks at year end, which collectively were $329,870, $79,614, and $67,943 for fiscal year 2002, 2001 and 2000, respectively. In fiscal 2002, short-term borrowings for financing activities used cash of $113,903, as a result of TruServ maintaining the revolving credit facility borrowings at $140,000 at December 31, 2001. Of the $140,000 of borrowings outstanding, $57,000 was held in cash and was recorded in cash and cash equivalents at December 31, 2001. TruServ is forecasting an additional paydown of debt of $80,000 in fiscal year 2003. TruServ plans to refinance its senior debt by March 31, 2004.

     TruServ's total debt, including member subordinated notes, whose long-term component is a component of Members' capitalization, was $256,201 and $514,287 at December 31, 2002 and 2001, respectively. TruServ achieved this reduced level of debt with cash generated from operations, reduction in excess cash, asset sales and sale leaseback transaction proceeds. See "Properties -- Sale Leaseback Transaction."

     TruServ's debt consisted of the following at December 31:

                                                                  2002        2001
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Short-term borrowings.......................................    $ 27,852    $141,755
Senior notes................................................     158,920     279,429
Redeemable (subordinated) term notes........................       3,296       7,819
Capital lease obligations...................................       1,247       2,678
Promissory (subordinated) and installment notes(1)..........      64,886      82,606
                                                                --------    --------
                                                                 256,201     514,287
Cash and cash equivalents borrowed and available to reduce
  debt(2)...................................................          --     (57,000)
                                                                --------    --------
Adjusted debt outstanding...................................    $256,201    $457,287
                                                                ========    ========

-------------------------
(1) $43,531 and $42,973 of amounts shown as of December 31, 2002 and 2001, respectively, are reflected in member capitalization on the balance sheet as of the respective dates.

(2) See "Excess cash" in next table.

     The change in TruServ's debt balances were as follows for fiscal years ending December 31:

                                                                  2002         2001
                                                                ---------    --------
                                                                  ($ IN THOUSANDS)
Beginning balance...........................................    $ 514,287    $554,210
Miscellaneous asset sale payments (net of makewhole of
  $5,989)...................................................      (27,802)         --
Sale leaseback payments (net of makewhole of $12,695)(1)....     (103,624)         --
Excess cash.................................................      (57,000)     57,000
Paydown from cash generated from operations, net of other
  uses......................................................      (69,660)    (96,923)
                                                                ---------    --------
Ending balance..............................................    $ 256,201    $514,287
                                                                =========    ========

-------------------------
(1) Excludes prepayments on synthetic lease obligation of $5,119.

     TruServ had outstanding borrowings under its revolving credit facility agreement of $27,852 and $140,000 at December 31, 2002 and 2001, respectively. The $140,000 outstanding as of December 31, 2001 included approximately $57,000 of cash recorded in cash and cash equivalents that was available to reduce outstanding borrowings to $83,000. The weighted average interest rate on these borrowings was 8.3% and 9.9% for the years ended December 31, 2002 and 2001, respectively. The 2001 average interest rate reflects the inclusion of a 2% default premium. The 2002 average interest rate includes the impact of 3 primary factors: the elimination of the 2% default rate as of the April 2002 amendment, the periodic decline in the prime rate, partially offset by higher base rate and fees instituted in the April 2002 amendments.

     TruServ's Hagerstown, Maryland distribution center is subject to a synthetic lease. The synthetic lease had a principal balance of $33,383 as of December 31, 2002, which is due at the end of the amended lease term, which is the earlier of December 31, 2003 or the termination of the existing revolving credit facility. This obligation and the original cost of the facility are not recorded in TruServ's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimate of the fair value of the building at December 31, 2002 is approximately $8,183 and is the current balance in the restructuring reserve that was accrued in Fiscal 2001.

     The principal payment schedule for long-term debt, promissory and installment notes is as follows:

                                          2003(1)     2004       2005       2006       2007      THEREAFTER
                                          -------    -------    -------    -------    -------    ----------
                                                                  ($ IN THOUSANDS)
Senior notes(1).......................    $34,833    $22,138    $24,852    $24,566    $24,566     $27,965
Redeemable (subordinated) term
  notes(2)(3).........................      3,185        111         --         --         --          --
Capital lease obligations.............        424        441        311         71         --          --
Promissory (subordinate) and
  installment notes issued to
  members(2)..........................     21,322     19,998     23,565         --         --          --
                                          -------    -------    -------    -------    -------     -------
                                          $59,764    $42,688    $48,728    $24,637    $24,566     $27,965
                                          =======    =======    =======    =======    =======     =======

-------------------------
(1) In addition to the scheduled principal payments, TruServ is obligated under the terms of the amended debt agreements to use the net proceeds from the sale of assets or other non-operating sources to pay to the senior note holders as well as the revolving credit facility banks their prorata share of the net proceeds. This will reduce principal amounts outstanding and the revolver commitment level, respectively. The terms of the revolving credit facility will accelerate to June 30, 2003 from June 30, 2004, if on that date, total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, is in excess of $270,000, or total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, plus the unused amount of the commitment under the revolving credit facility, less $30,000, is in excess of $320,000. See Footnote 4 "Long-term Debt and Borrowing Arrangements" to the Consolidated Financial Statements beginning at page F-1. At December 31, 2002, the total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, was $167,965 and the related commitments outstanding less $30,000 totaled $253,323. Although the revolver portion of total Senior Debt outstanding can fluctuate with the seasonal cash flow requirements of the business, TruServ believes it will maintain a sufficiently low level of Senior Debt outstanding with cash from operating activities to continue to meet the June 30, 2003 requirement. Management currently intends to pursue a refinancing of the existing Senior Debt in the first half of 2004.

(2) Amounts shown are the scheduled repayments on the subordinated notes. However, the amended debt agreements limit the aggregate payments on the subordinated notes to $24,000 in 2002 and $14,000 in 2003. TruServ paid an aggregate of $17,765 with respect to the subordinated notes in 2002. While the scheduled repayments on the subordinated notes aggregated $44,244, TruServ was able, with the consent of the holders thereof, to extend the maturity date of the other subordinated notes that came due in 2002 and, thus, comply with the covenant in the amended debt agreements. In 2003, TruServ expects to again seek the consent of the holders in order to extend a portion of the notes due in 2003, in order to comply with the amended debt agreements.

(3) The redeemable (subordinated) term notes have two to four year terms and were issued in exchange for promissory (subordinated) notes that were held by promissory note holders who do not own the company's Redeemable Class A voting common stock. They are also available for purchase by investors that are affiliated with TruServ.

     TruServ intends to both honor the amounts outstanding under the member note agreements and not exceed the maximum allowable payments of $14,000 in fiscal 2003 under the revolving credit facility and senior note agreements through the consent of the holders of the member notes, to extend a portion of the notes due in 2003. If TruServ exceeds the maximum allowable payments of $14,000 in fiscal 2003, or violates any negative covenant, it is an event of default under the revolving credit facility and senior note agreements. Unless appropriate waivers were obtained from TruServ's lenders, the amounts due under the revolving credit facility and senior note agreements could become immediately due and payable or the agreements could have to be renegotiated. However, there can be no assurances that TruServ would be able to obtain the requisite waivers or successfully renegotiate its lending agreements. In the event TruServ was unable to obtain the requisite waivers or successfully renegotiate its lending agreements, a material adverse effect on TruServ's liquidity and capital resources could result.

     On December 30, 2002, TruServ amended the Senior Debt agreements that had previously been amended in April 2002 in order to allow for a sale leaseback transaction that was completed on December 31, 2002 (the "December 2002 Amendments"). TruServ applied the net proceeds of the sale leaseback transaction, $121,438, to pay down the Senior Debt, all of whom are parties to the intercreditor agreement. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. The December 2002 Amendments mainly set preliminary financial covenants to allow for the substantial reduction in debt and the corresponding increase in rent payments resulting from the sale leaseback transaction. On March 13, 2003, TruServ amended the Senior Debt agreements that had previously been amended on December 30, 2002 (the "March 2003 Amendments"). The March 2003 Amendments primarily finalized the financial covenants resulting from the sale leaseback transaction and extended the maturity date of the Hagerstown facility's synthetic lease obligation to the earlier of December 31, 2003 or a refinancing of the revolving credit facility. See Note 5, "Lease Commitments" and Note 16, "Subsequent Events" to the Consolidated Financial Statements beginning at page F-1.

     The Senior Debt agreements were previously amended on April 11, 2002, when TruServ entered into various amendments that eliminated the event of default created when TruServ failed to comply with a covenant as of February 24, 2001 (the "April 2002 Amendments"). The April 2002 Amendments to the revolving credit facility extended the term of the facility from June 2002 to June 2004. The amount of the commitment at the time of amendment was $200,000. The commitment under the revolving credit facility is permanently reduced by the amount of any prepayments allocated to and paid on the revolving credit facility.

     Borrowings under the revolving credit facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and

50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected seasonal working capital needs of TruServ. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25% resulting in a rate of 7.5% as of December 31, 2002. The unused commitment fee is 0.75% per annum.

     Since the April 2002 Amendments, the revolving credit facility commitment has been permanently reduced to $143,200 at December 31, 2002 due to prepayments in 2002 from the proceeds of asset sales. TruServ had available, under the revolving credit facility, approximately $115,300 at December 31, 2002.

     The April 2002 Amendments to the various senior note agreements maintained the existing debt amortization schedules of the various notes. Interest rates on the notes are at the pre-default rates, which ranged at December 31, 2002 from 10.04% to 11.85%. The senior notes and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the cash proceeds from certain asset sales and certain notes receivable; and 80% of any excess cash flow, as defined in the amended senior notes and revolving credit facility agreements, are to be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement.

     For 2002, cash proceeds from certain asset sales and notes receivable totaling $157,312 were used to prepay all parties to the intercreditor agreement. No additional payment as a result of excess cash flow is required to be made at this time. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. For the year ended December 31, 2002, the prepayments to senior note holders of $93,915 resulted in make-whole liabilities of $18,710, which are recorded as additional debt with an offsetting entry to a prepaid interest account. As previously described, the $12,695 of make-whole notes from the sale leaseback transaction, is a component of the $18,710. The prepaid interest account will be amortized to interest expense over the remaining life of the original notes.

     The terms of the senior note agreements, that comprise a portion of the Senior Debt, have always provided that in the event of early termination or a prepayment of all or a portion of the notes, make-whole liabilities are triggered. The nature of the transaction giving rise to the prepayment, the length of time to maturity of a particular note, the magnitude of the prepayment relative to the remaining debt outstanding and prevailing market interest rates relative to the interest rates on the senior notes are factors in determining the amount of potential make-whole liabilities. In the event of full prepayment of the senior notes, the entire prepaid interest amount will be immediately charged to interest expense. Management currently intends to pursue a refinancing of the existing Senior Debt in the first half of 2004. Management anticipates significantly lower interest rates upon refinancing. However, based upon current market interest rate, make-whole expense of a refinancing, before considering the impact of any negotiations with the senior note holders, could range up to approximately $27,000, in addition to fully expensing the remaining prepaid balance of existing make-whole, which was $17,864 at December 31, 2002. TruServ management negotiated a reduction of approximately 50% in the make-whole notes when it made prepayments on the senior notes from the proceeds of the sale leaseback transaction.

     The April 2002 Amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The senior note holders may accelerate the due date of their notes, if TruServ does not have a revolving credit facility in place to fund its seasonal cash flows. As described above, some of these covenants were adjusted in March

2003, as a result of the sale leaseback transaction. TruServ was in compliance with all of these covenants as of December 31, 2002 as shown in the chart below:

RESTRICTIVE COVENANT                                             COVENANT       ACTUAL
--------------------                                            ----------    ----------
                                                                    ($ IN THOUSANDS)
Minimum sales...............................................    $1,975,000    $2,175,451
Minimum adjusted EBITDA.....................................    $  100,000    $  120,062
Minimum fixed charge coverage...............................          0.70          1.01
Minimum interest coverage...................................          1.75          1.97
Maximum capital expenditures................................    $   16,000    $   12,838

     TruServ believes it will continue to remain in compliance with its debt covenants. For fiscal 2003, TruServ believes operating results will be sufficient to comply with the covenants established in the March 2003 Amendments.

     The term of the revolving credit facility will accelerate to June 30, 2003 from June 30, 2004, if on that date, total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, is in excess of $270,000, or total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, plus the unused amount of the commitment under the revolving credit facility, less $30,000, is in excess of $320,000. At December 31, 2002, the total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes was $167,965 and the related commitments outstanding less $30,000 totaled $253,323. Although the revolver portion of total Senior Debt outstanding can fluctuate with the seasonal cash flow requirements of the business, TruServ believes it will maintain a sufficiently low level of Senior Debt outstanding with cash from operating activities to meet the June 30, 2003 requirement.

     The April 2002 Amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. TruServ exceeded the EBITDA target for 2002 and, as such, the cash portion of the 2002 patronage dividend paid in 2003 averaged 30%.

     The April 2002 Amendments also require the continuation of the stock redemption moratorium through June 30, 2004. Further, it is an event of default under the April 2002 Amendments to exceed certain levels of subordinated note payments. TruServ did not exceed the maximum payment level of $24,000 in 2002 and, accordingly, was in compliance. In addition, an event of default arises under the April 2002 Amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. As of October 7, 2002, TruServ appointed its fifth outside director and, as such, TruServ was in compliance with the corporate governance covenant as of December 31, 2002.

     The April 2002 Amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2002, and as of the filing date of this Annual Report on Form 10-K, TruServ was in compliance with all applicable covenants and has not triggered any events of default.

     TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 15-50% of the member's outstanding balance, in the event that a member defaults on its loan, after which the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $2,172 and $3,966 as of December 31, 2002 and 2001, respectively. The balance of $2,172 as of December 31, 2002 includes approximately $557 that will mature in fiscal 2003. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $217 relating to these guarantees.

     Additionally, TruServ sold certain member note receivables to a third party in 2002, which TruServ has fully guaranteed payment. TruServ is required to pay off 100% of the outstanding balance of the member note under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these notes at December 31, 2002 was $871. TruServ has recorded a liability and related receivable for $871 relating to these member notes, and carries an $87 reserve relating to these guarantees. The balance of $871 as of December 31, 2002 includes approximately $264 that will mature in fiscal 2003. The remaining guarantees will expire periodically through 2007.

     Cash and cash equivalents at December 31, 2002 and 2001 were $9,001 and $88,816, respectively. As of December 31, 2001 the revolving credit facility borrowings were at $140,000, which included $57,000 of cash recorded in cash and cash equivalents that was available to reduce outstanding borrowings to $83,000.

     At December 31, 2002, TruServ's working capital was $84,051, as compared to $25,740 at December 31, 2001, and $91,098 at December 31, 2000. The current ratio was 1.21 at December 31, 2002, as compared to 1.04 at December 31, 2001, and 1.12 at December 31, 2000. This increase in both the working capital and the current ratio between 2002 and 2001 primarily resulted from the reduction of short-term maturities of senior debt due to a large scheduled debt payment in 2002, as well as a reduction in short term revolver debt resulting from paydowns from proceeds received from various asset sales in 2002. The decrease in the working capital between 2001 and 2000 primarily resulted from an increase in short-term maturities of senior debt in 2001 as noted above, as well as an increase in accrued liabilities in 2001 from additional restructuring charges.

     TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations due to be repaid in fiscal year 2003.

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

     - Receivables, net of valuation allowances -- At December 31, 2002, accounts receivable, net of $8,553 in allowance for doubtful accounts, were $207,709. The valuation allowance was determined based upon TruServ's evaluation of known requirements, aging of receivables, historical experience, the current economic environment and the ability of TruServ to set off against any unpaid receivable amounts due to members for stock, notes, interest and declared and unpaid dividends. While TruServ believes it has appropriately considered known or expected outcomes, its members' ability to pay their obligations, including those to TruServ, could be adversely affected by declining sales of hardware at retail resulting from such factors as contraction in the economy, loss of memberships or intense competition from chain stores, discount stores, home centers and warehouse stores.

     - Inventory valuation -- At December 31, 2002, inventories, net of $10,434 in valuation reserves, were $234,448, and reflect the reductions from cost in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. The estimated realizable value was based on an analysis of historical trends related to distressed inventory of TruServ. This analysis considers trends to return merchandise to suppliers, transfer to other distribution centers, the sell-down of product through the price reduction process and final liquidation price. Should the current economic climate significantly contract further resulting in retailers being unwilling to accept deliveries of advance orders placed (or TruServ electing not to ship inventories to those retailers where additional credit risk is not deemed appropriate), unanticipated decline in retail outlets or a significant contraction in TruServ's warehouse stock replenishment business for selected product categories, additional downward valuation adjustments could be required. The potential additional downward valuation adjustments could result from unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

     - Goodwill -- At December 31, 2002, the accompanying Consolidated Balance Sheet reflects $91,474 of goodwill. Goodwill is tested for impairment using a discounted cash flow analysis by each reporting unit. This test is completed annually, unless significant events necessitate a more frequent test. The test completed at December 31, 2002 used a discount rate of 11.15% and TruServ determined that no impairment exists.

     - Deferred tax assets -- At December 31, 2002, the accompanying Consolidated Balance Sheet reflects $97,685 of deferred tax assets, principally related to net operating loss carryforwards, deferred gain recognition and nonqualified notices of allocation. These deferred tax assets, net of deferred tax liabilities of $2,733, are offset by a full valuation allowance at December 31, 2002. TruServ had approximately $70,911 of tax operating loss carryforwards available to offset future taxable income. In general, such carryforwards must be utilized within 20 years of incurring the net operating loss. At December 31, 2002, TruServ concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are retained by TruServ and not distributed to members as patronage dividends.

     - Accrued expenses -- At December 31, 2002, the accompanying Consolidated Balance Sheet reflects $84,082 of accrued expenses, principally related to restructuring, pension, health and other benefits. TruServ utilized current real estate market values in writing down the value of the East Butler, Pennsylvania facility. TruServ will exit its operations in that facility during 2003, and that facility is for sale. TruServ also used current real estate market values in adjusting its obligation under a synthetic lease related to the Hagerstown, Maryland distribution center, which is closed and is for sale. Should real estate values continue to decline, an additional provision may be required. Additionally, TruServ works with an actuarial firm in the valuation of benefit obligations. TruServ selects certain actuarial assumptions on which to base the calculation of the actuarial valuation of the obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), medical trend rate, expected return on assets and mortality tables to determine the expected future benefit obligations. The discount rate was based on an analysis of bond rates with terms that have similar durations as the pension liabilities. The medical trend rate was based on an analysis of inflation rates and medical inflation rates and the long-term trend for these rates. The expected return on assets was based on an analysis of historical real returns on TruServ's portfolio mix over 30 year periods. This analysis created a range of rates that were adjusted for a future inflation factor and the impact for trust fees and the rate used is within this range of rates. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these benefits, additional provision for expense may be necessary.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2002, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." See Note 1 "Description of Business and Accounting Policies" to the Consolidated Financial Statements beginning at page F-1.

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

     In January 2002, TruServ adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. The adoption of this standard did not have a material impact on TruServ's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (eliminating the extraordinary treatment of gains or losses on debt modification other than for certain exceptions), rescinds SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amends SFAS No. 13, "Accounting for Leases" (to eliminate an inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions) and amends other existing authoritative pronouncements (to make various technical corrections, clarify meanings or describe their applicability under changed conditions). SFAS No. 145 is effective for TruServ for fiscal 2003 but earlier application is encouraged. TruServ is currently evaluating the impact this standard will have on its financial statements.

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

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, TruServ has disclosed certain guarantees that existed at December 31, 2002 in this Annual Report on Form 10-K and will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002. See Note 6 to the Consolidated Financial Statements beginning at page F-1 for a further discussion of guarantees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ IN THOUSANDS)

     TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt with a borrowing ceiling of $143,200 at December 31, 2002; approximately $27,852 was outstanding at December 31, 2002. A 50 basis point movement in interest rates would result in an approximate $139 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at December 31, 2002. For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any special purpose entities ("SPE's") and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
($ IN THOUSANDS)

     TruServ's consolidated financial statements and report of independent accountants are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and senior executive officers (officers who report directly to the CEO) of TruServ are:

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
Bryan R. Ableidinger...............    54       Chairman-Elect to take office after the 2003 annual
                                                stockholders' meeting, April 29, 2003. Director since
                                                August 2000. Owner/operator of retail hardware business.
Cathy C. Anderson..................    53       Senior Vice President, General Counsel and Secretary since
                                                February 17, 2003. Previous position was Executive Vice
                                                President, General Counsel and Secretary, Alliant
                                                Foodservice, Inc. 1995 - 2002.
Laurence L. Anderson...............    61       Director since April 2002. Consultant for Associated
                                                Wholesale Grocers. Prior positions include Executive
                                                Vice-President and President of Super Kmart, President and
                                                Chief Operating Officer of retail food companies for
                                                SuperValu, Inc.
Joe W. Blagg.......................    53       Chairman since January 2000. Director since April 1996.
                                                Owner/operator of retail hardware business. Acting Chief
                                                Executive Officer from July 3, 2001 to November 16, 2001.
Michael Glode......................    53       Nominated to the Board of Directors and will stand for
                                                election at the 2003 annual stockholders' meeting.
                                                Owner/operator of retail hardware business.
William F. Godwin..................    48       Senior Vice President, Merchandise Supply Chain since March
                                                2001. Prior positions were Vice President, Merchandise
                                                Supply Chain, from 2000 to 2001, Vice President, Inventory
                                                Management from 1998 to 2000, and Vice President
                                                Merchandising, from 1997 to 1998.

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
Thomas S. Hanemann.................    63       Director since October 2002. Chief manager of Chander-
                                                Hanemann, L.L.C. Prior positions include President and
                                                Director of AutoZone and President of Super D Drugstores, a
                                                division of Malone & Hyde.
Judith S. Harrison.................    49       Director since August 2002. Principal of and Senior
                                                Consultant for WayPoint Partners, Inc. Prior positions
                                                include Chief Executive Officer of Zanybrainy.com,
                                                President of Cigar Enterprises and, President and Chief
                                                Executive Officer of the Monet Group.
Neil A. Hastie.....................    54       Senior Vice President, Chief Information Officer since
                                                December 1999. Prior position was Director of E-Business
                                                since 1998.
Peter G. Kelly.....................    59       Vice-Chairman since April 2002. Director since July 1997.
                                                Owner/operator of retail hardware business. Formerly
                                                director of ServiStar/Coast to Coast since January 1982 and
                                                Chairman from 1990 to 1997. Formerly co-Vice Chairman for
                                                TruServ from 1997 to 1999.
Fred Kirst.........................    51       Vice President of Maintenance, Repair and Operations niche business since December 12, 2001. Previous positions were
                                                Vice President, Advertising and Merchandising, April
                                                2001 - December 2001; Vice President, Global Development
                                                and Emerging Business, June 2000 - March 2001; Assistant
                                                Vice President, International, March 1997 - May 2000.
Robert J. Ladner...................    56       Director since April 1994. Owner/operator of retail
                                                hardware business. Formerly Chairman of Cotter & Company
                                                from 1996 to 1997. Formerly co-Vice Chairman of TruServ
                                                from 1997 to 1999. Will not stand for re-election at the
                                                2003 annual stockholders' meeting.
Pamela Forbes Lieberman............    48       President and Chief Executive Officer and Director since
                                                November 16, 2001. Prior positions with TruServ were Senior
                                                Vice President, Chief Operating Officer and Chief Financial
                                                Officer since July 3, 2001, Senior Vice President and Chief
                                                Financial Officer since April 18, 2001 and Senior Vice
                                                President, Finance since March 12, 2001. Previous positions were Senior Vice President, Finance and Chief Financial
                                                Officer of Shoptalk, Inc. and of Martin-Brower Company and
                                                Vice-President Finance and Chief Financial Officer of
                                                Fel-Pro Incorporated.
Amy W. Mysel.......................    50       Vice President of Human Resources since September 2002.
                                                Former position was Executive Vice President, Human
                                                Resources, Planning and Communication for Market Day, Inc.
                                                1996 - 2002.
Michael D. Rosen...................    50       Senior Vice President of Sales and Manufacturing since
                                                January 2003. Prior positions were Senior Vice President of
                                                Distribution and Logistics, from 2000 to 2002, Vice
                                                President of Logistics and Retail Systems, from 1999 to
                                                2000, Assistant Vice President of Retailing and Assistant
                                                Vice President of Merger Administration, from 1997 to 1999.

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
David Y. Schwartz..................    62       Director since April 2002. Retired Senior Partner and
                                                Managing Partner of the Chicago Office Audit and Business
                                                Consulting Practice for Arthur Andersen through 1997. He is also a member of the board of directors of Walgreen Co. and
                                                Foot Locker, Inc. and sits on the boards of several
                                                privately held companies.
David A. Shadduck..................    42       Senior Vice President and Chief Financial Officer since
                                                November 20, 2001. Prior position with TruServ was Vice
                                                President, Corporate Controller since June 2001. Prior
                                                positions were Controller for Tenneco Automotive North
                                                American Aftermarket and Controller for Original Equipment
                                                Business at Fel-Pro Incorporated.
George V. Sheffer..................    50       Director since July 1994. Owner/operator of retail hardware business. Will not stand for re-election at the 2003 annual stockholders' meeting.
Gilbert L. Wachsman................    55       Director since March 2002. Retired Vice Chairman and
                                                Director of Musicland Group, Inc. Prior position was Senior
                                                Vice President of Kmart Corporation.
Charles W. Welch...................    52       Nominated to the Board of Directors and will stand for
                                                election at the 2003 annual stockholders' meeting.
                                                Owner/operator of retail hardware business.
Carol Wentworth....................    45       Vice president of Marketing and Advertising since June
                                                2002. Previous positions include Vice President of Sales
                                                Promotion and Marketing and Assistant Vice President of
                                                Sales Promotion at Fred Meyer, in Portland Oregon.

---------------

Each current director's term expires at the 2003 annual stockholders' meeting.

BOARD AUDIT COMMITTEE

     The audit committee of TruServ's board of directors is comprised of four non-employee members plus the Chairman of the Board as an ex officio member. David Y. Schwartz is the "audit committee financial expert" serving on the audit committee. Mr. Schwartz is an independent member of the board of directors of TruServ, as that term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Exchange Act and is defined in Section 303.01 (B) (2) (a) and (3) of the New York Stock Exchange, Inc. Listed Company Manual.

CODE OF ETHICS

     TruServ has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and any other person performing a similar function. The code of ethics has been filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Compensation Committee of the board of directors consists of four non-employee directors plus the Chairman of the Board as an ex officio member. The committee assists the board of directors in fulfilling its responsibilities for setting and administering the policies which govern annual compensation and monitoring TruServ's pension and other benefit plans. The committee, which meets regularly, calls upon outside consultants for assistance in carrying out its obligations.

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

     The combination of these three compensation policies is intended to provide competitive earning opportunities when performance reaches desired levels. Both the annual and long-term incentive plans may be terminated by the board of directors at any time. The annual incentive and long-term components of the total compensation package are accrued for during the year in which they are earned based upon a forecast of the year's performance. A final computation is made in the year following the year in which the incentives are earned. The annual incentive, if earned, will be paid out on or before March 31st of the following year. Any potential payout on the long-term incentive plan would not occur until March 31st following the last year of a performance cycle and the cumulative performance over the performance period of these two and three year plans has met the required achievement, at least at the threshold level.

     TruServ provides salary levels that are intended to fall within the median (between the 50th and 60th percentile) of the executive marketplace of comparable size in TruServ's industry. The following types of organizations are considered within TruServ's industry: member-owned organizations, wholesale distribution firms, mass merchandising retail firms and general manufacturing organizations. Competitiveness is measured using data from a number of sources, including published information, proxy statements and surveys by consulting firms.

     The 2002 compensation of Pamela Forbes Lieberman, TruServ's President and Chief Executive Officer, consisted of a base salary of $650,000, effective April 1, 2002. This amount is comparable to base salaries for persons holding this position at companies of comparable size within TruServ's industry. The incentive component of Ms. Forbes Lieberman's compensation was set by the compensation committee to reflect the achievement of TruServ's performance goals determined by the committee, including the attainment of targets for product fill rates, net sales, and working capital interest rate adjusted earnings before income taxes, depreciation and amortization (EBITDA) together with individual goals relating to completion of a strategic plan, with member satisfaction improvement and with corporate culture change. The annual incentive portion of the 2002 compensation to be paid to Ms. Forbes Lieberman will be paid out on or before March 31, 2003. There are no long-term compensation payments scheduled to be paid out in 2003 for her performance in 2002 or earlier.

     The Compensation Committee, appointed following the 2002 annual stockholders' meeting of May 2002, with the addition of Judith S. Harrison upon her joining the Board in August 2002, is as follows:

                                          COMPENSATION COMMITTEE
                                          Gilbert L. Wachsman, Chairman
                                          Judith S. Harrison
                                          Peter G. Kelly
                                          Robert J. Ladner
                                          Joe W. Blagg (ex officio)

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation earned by individuals serving as TruServ's Chief Executive Officer and the four most highly compensated executive officers of TruServ during fiscal year 2002 and the total compensation earned by each such individual for TruServ's two previous fiscal years:

                           SUMMARY COMPENSATION TABLE

                     NAME AND                                                          OTHER
                PRINCIPAL POSITION                  YEAR   SALARY(1)   BONUS(2)   COMPENSATION(3)
                ------------------                  ----   ---------   --------   ---------------
Pamela Forbes Lieberman...........................  2002   $643,750    $531,000       $53,402
  President, Chief Executive Officer                2001    318,868     211,657        22,756
  and Director                                      2000         --          --            --
Robert Ostrov.....................................  2002    310,500     129,256        51,752
  Senior Vice President, Chief Administrative       2001    308,250     180,285        31,080
  Officer and General Counsel                       2000    264,080     172,550        31,036
William F. Godwin.................................  2002    293,000     150,916        32,373
  Senior Vice President,                            2001    266,249     159,808        22,867
  Merchandise Supply Chain                          2000    233,145     122,400        22,921
David A. Shadduck.................................  2002    266,500     205,735        28,067
  Senior Vice President and                         2001    124,964      96,690        11,707
  Chief Financial Officer                           2000         --          --            --
Neil A. Hastie....................................  2002    267,000     133,676        39,517
  Senior Vice President and                         2001    246,000     153,763        24,633
  Chief Information Officer                         2000    206,251     119,250        27,705

---------------

(1) Earned and paid in fiscal year shown.

(2) Annual incentive amounts are earned and accrued during the fiscal years indicated, and paid subsequent to the end of each fiscal year. To attain achievement of the business plan objectives necessary to turn TruServ around, the board of directors approved effective January 1, 2002, a key associate annual incentive plan for identified key associates and officers employed by TruServ in 2002 or joined TruServ by September 30, 2002, who remained employed through the payment date of the plan (on or before March 31, 2003). To attain achievement of the business plan objectives necessary to obtain financing necessary to turn TruServ around, the board of directors approved, effective August 1, 2001 for the five month period ending December 31, 2001, a key associate special retention and restructuring incentive plan for identified key associates and officers employed by TruServ on or after August 1, 2001 who remained employed through the payment date of the plan (subsequent to the filing of the 2001 Annual Report on Form 10-K). Both the 2002 and 2001 incentive plans had targets related to fill rates, sales, EBITDA, and individual-specific goals associated with one or more of TruServ's key initiatives established as of the effective date of each respective plan. In fiscal 2000, a bonus was earned and paid in fiscal 2001 as a result of TruServ's improved service levels to members.

(3) Other compensation consists of TruServ's contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "401k Plan"), life insurance plan, financial planning services and automobile allowances. Under the 401k Plan, each participant may elect to make a contribution in an amount of up to 50% of her/his annual compensation, not to exceed $40,000 (including TruServ's contributions) per year, of which $11,000 (in 2002) and $10,000 (in 2001 and 2000) of the executive officer's salary in any fiscal year may be deferred. TruServ's contribution to the 401k Plan, from January 1 through June 30 of 2000, was equal to 75% of the participant's contribution, but not to exceed 4 1/2% of the participant's annual compensation. Effective July 1, 2000, the 401k Plan was amended to apply only a profit sharing match tied to TruServ's net earnings. Robert Ostrov, William F. Godwin and Neil A. Hastie did earn a profit sharing match for the second half of fiscal 2000 that was paid in March 2001. Officers and associates did not earn a profit sharing match for fiscal 2001. In 2002, as TruServ achieved its targeted EBITDA, under its 401k Plan, there will be a match equaling two thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation. Such match will be funded by March 31, 2003.

     TruServ has a severance policy providing termination benefits based upon annual compensation and years of service. Officers of TruServ are also offered agreements providing for severance in the event of termination without cause with the imposition of certain restrictions regarding competition and confidentiality. The officer severance agreements provide for 12 months, 18 months or 24 months of base compensation based on length of service.

     No loans were made by TruServ to its executive officers or to its directors during the last three fiscal years.

BOARD COMPENSATION

     In 2002, directors of TruServ (except the Chairman and Vice Chairman) were each paid $30,000 per year. The Chairman of the Board was paid $100,000 in consideration for his services as chairman and the Vice-Chairman of the Board was paid $54,000 in consideration for his services as vice chairman for 2002. Committee Chairmen were each paid $5,000 per year, in addition to their annual retainer. Each director receives a payment for attending meetings that range from $500 - $1,500 per meeting, along with reimbursement of travel expenses.

     The President and Chief Executive Officer does not receive additional compensation for serving in the capacity of director.

DEFINED BENEFIT RETIREMENT PLANS

     TruServ has a defined benefit pension plan, the TruServ Corporation Defined Lump Sum Pension Plan, which is qualified under the Internal Revenue Code. The plan was amended and restated effective January 1, 1998 (including amendments effective after January 1, 1998 where indicated). The amount of TruServ's annual contribution to the plan is determined for the total of all participants covered by the plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the plan. The plan provides fully vested lump sum benefits to eligible employees who have been employed a minimum of five years. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the plan.

     In accordance with the Defined Lump Sum Pension Plan as amended and restated as of February 28, 2002 for each year of service, a participant receives a percentage of his or her "average compensation" in the form of a lump sum. The percentages range from one percent of average compensation for years of service performed prior to age 26 to nine percent of average compensation for years of service performed at or after age 56, for service after December 31, 2001. For service prior to January 1, 2002 the percentages range from two percent of average compensation for years of service performed prior to age 26 to twelve percent of average compensation for years of service performed at or after age 61. Participants with average compensation in excess of two-thirds of the Social Security Taxable Wage Base in the year of termination of employment or retirement receive an additional benefit on this excess compensation equal to half of the percentage earned as of December 31, 2001. For participants who had attained age 50 and completed at least fifteen years of service as of January 1, 1996, the sum of their annual pension credit percentage is increased by 25 percentage points. The benefits under the plan cannot be less than the benefits already earned by the participant under the plan as it existed prior to its amendment.

     The plan was amended effective January 1, 1998 to include former employees of ServiStar/Coast to Coast (SCC). These employees received credit under the plan for all years for which they received credit under the ServiStar/Coast to Coast Retirement Income Plan (the "ServiStar Plan"). In addition, for any ServiStar (but not Coast to Coast) employees who had attained age 50 and completed at least 15 years of service as of January 1, 1998, the sum of their annual pension credit percentage is increased by 25 percentage points. Also, the benefits under this plan cannot be less than benefits already earned by the participant under the ServiStar Plan as of December 31, 1997.

     "Average compensation" means the average of the compensation paid to an eligible employee during the three highest calendar years within the ten calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, bonuses, deferral contributions under the Savings Plan and pre-tax medical premiums.

     The estimated annual retirement benefits which may be payable pursuant to the qualified plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Internal Revenue Code, which outlines the maximum earnings amounts which may be considered under the qualified plan in determining retirement benefits. This limit was $200,000 for 2002. Section 415 of the Internal Revenue Code outlines the maximum annual benefit which may be payable from the qualified plan during the year, the dollar limit is $160,000 for 2002 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     No year of service will be credited to any participant for any period of employment with Coast to Coast, Inc. occurring prior to July 1, 1996 or any period of employment with Advocate Services, Inc. occurring prior to January 1, 1998.

     TruServ maintains a Supplemental Retirement Plan for employees in the position of Vice President and above. The supplemental plan provides participants with a benefit equal to 33% of their "average compensation" multiplied by their years of service, reduced by any benefits payable under the qualified plan. Service is limited to 20 years and the maximum aggregate percentage is 660%. "Average Compensation" for the supplemental plan is defined similarly to the qualified plan, as discussed above. Benefits are payable in a lump sum following termination of employment.

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

                                                                 YEARS OF SERVICE
                      AVERAGE                        -----------------------------------------
                   COMPENSATION                         5          10         15         20
                   ------------                      --------   --------   --------   --------
$1,500,000.........................................  $209,141   $418,283   $627,424   $836,566
 1,450,000.........................................   202,170    404,340    606,510    808,680
 1,400,000.........................................   195,199    390,397    585,596    780,794
 1,350,000.........................................   188,227    376,454    564,682    752,909
 1,300,000.........................................   181,256    362,512    543,768    725,023
 1,250,000.........................................   174,284    348,569    522,853    697,138
 1,200,000.........................................   167,313    334,626    501,939    669,252
 1,150,000.........................................   160,342    320,683    481,025    641,367
 1,100,000.........................................   153,370    306,741    460,111    613,481
 1,050,000.........................................   146,399    292,798    439,197    585,596

                                                                 YEARS OF SERVICE
                      AVERAGE                        -----------------------------------------
                   COMPENSATION                         5          10         15         20
                   ------------                      --------   --------   --------   --------
 1,000,000.........................................   139,428    278,855    418,283    557,710
   950,000.........................................   132,456    264,912    397,369    529,825
   900,000.........................................   125,485    250,970    376,454    501,939
   850,000.........................................   118,513    237,027    355,540    474,054
   800,000.........................................   111,542    223,084    334,626    446,168
   750,000.........................................   104,571    209,141    313,712    418,283
   700,000.........................................    97,599    195,199    292,798    390,397
   650,000.........................................    90,628    181,256    271,884    362,512
   600,000.........................................    83,657    167,313    250,970    334,626
   550,000.........................................    76,685    153,370    230,056    306,741
   500,000.........................................    69,714    139,428    209,141    278,855
   450,000.........................................    62,742    125,485    188,227    250,970
   400,000.........................................    55,771    111,542    167,313    223,084

     The present credited years of service for the officers listed in the above table are as follows: William F. Godwin, 7.5 years; Neil Hastie, 5.0 years; Pamela Forbes Lieberman, 1.8 years; Robert Ostrov, 5.9 years (Robert Ostrov's last day of employment with TruServ was February 14, 2003); David Shadduck, 1.6 years.

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

     Pursuant to the employment agreement, the Board of Directors awarded to Ms. Forbes Lieberman an annual base salary of $650,000 effective April 1, 2002. In addition, Ms. Forbes Lieberman will be eligible for an annual incentive, if and when approved by the board of directors of TruServ. At achievement of pre-established targets, the annual incentives are in an amount of 60% of her base salary for year 2001 and 70% of her base salary for calendar years thereafter. There are thresholds and maximums for each year. In addition, Ms. Forbes Lieberman will be eligible to receive a long-term incentive of 50% of her annual base salary if TruServ meets a certain threshold financial performance level, 100% of her annual base salary if TruServ attains a targeted financial performance level with a maximum 150% of her annual base salary at the specified maximum performance level. See "Summary Compensation Table" under the item "Executive Compensation" for the amount of salary and incentive earned by Ms. Forbes Lieberman in 2002 and 2001. None of the TruServ officers earned long-term incentive compensation in or for 2001. Long-term compensation was earned by Ms. Forbes Lieberman and other officers of TruServ for year 2002 performance and, accordingly, was accrued for. Any ultimate payout is based upon cumulative performance over the performance period of these multi-year plans. Any potential payout would not occur until March 31st following the last year of a performance cycle. The first such payout could occur in March 2004 but is dependent on the aggregate of performance in 2002 and 2003. Ms. Forbes Lieberman is also eligible to participate in the other benefit plans available from time to time to executives of TruServ.

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

     If within one year following a "change of control" of TruServ, Ms. Forbes Lieberman terminates her employment with TruServ for "good reason," she may be entitled to a severance payment equal to an amount up to two times her base salary and, in certain cases, a percentage of incentives received in prior years, but only if she signs a release and agrees to comply with certain obligations upon her departure. "Change of control" is defined as a business combination through a merger, consolidation or share exchange in which TruServ or its shareholders after the combination do not own 51% or more of the voting equity of the entity. "Good reason" is defined to include a demotion or a substantial reduction in compensation and benefits within a year after the change of control.

     On February 14, 2003, Robert Ostrov resigned from the position of Senior Vice President, Chief Administrative Officer and Secretary of TruServ. Pursuant to the terms of his termination agreement with TruServ, Mr. Ostrov is entitled to receive $566,000 as severance pay to be paid over two years. In addition, TruServ will pay certain of Mr. Ostrov's retirement benefits within 45 days of the effective date of the termination agreement. The termination agreement also provides for certain medical insurance coverage and outplacement services of the kind provided to other former senior executives of TruServ. Mr. Ostrov in the termination agreement, provides TruServ among other things, with a general release, a covenant not to sue, a confidentiality covenant, a non-solicitation covenant, a cooperation covenant and an indemnification agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of February 22, 2003, each of the member directors of TruServ was the owner of at least 60 shares of Class A common stock of TruServ (but no more than 300 shares), constituting in the aggregate less than 1% of the issued and outstanding shares of Class A Common Stock. No non-member director or senior officer owns any shares of Class A common stock.

     The member directors own, in the aggregate, less than 1% of Class B common stock as of February 22, 2003. No non-member director or senior officer owns any shares of Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A) 1. FINANCIAL STATEMENTS

             The consolidated financial statements listed in the index on page F-1 are filed as part of this annual report.

          2. FINANCIAL STATEMENT SCHEDULES

             The schedule listed in the index on page F-36 is filed as part of this annual report.

          3. EXHIBITS

             The exhibits listed in the index on pages E-1-E-4 are filed as part of this annual report.

     (B) REPORTS ON FORM 8-K

             A Current Report on Form 8-K was filed on October 8, 2002 regarding the appointment of TruServ's fifth outside director.

             A Current Report on Form 8-K was filed on November 4, 2002 regarding third quarter earnings.

             A Current Report on Form 8-K was filed on November 12, 2002 containing revised Statements of Oath of TruServ's principal executive officers.

             A Current Report on Form 8-K was filed on November 20, 2002 regarding October earnings.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        TRUSERV CORPORATION

                                        By:      /s/ DAVID A. SHADDUCK
                                           -------------------------------------
                                                     David A. Shadduck
                                              Senior Vice President and Chief
                                                     Financial Officer
DATED: March 21, 2003

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

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                  /s/ JOE W. BLAGG                       Chairman of the Board and         March 21, 2003
-----------------------------------------------------      Director
                    Joe W. Blagg

             /s/ PAMELA FORBES LIEBERMAN                 President, Chief Executive        March 21, 2003
-----------------------------------------------------      Officer and Director
               Pamela Forbes Lieberman

                /s/ DAVID A. SHADDUCK                    Senior Vice President and         March 21, 2003
-----------------------------------------------------      Chief Financial Officer
                  David A. Shadduck

              /s/ BRYAN R. ABLEIDINGER                   Director                          March 21, 2003
-----------------------------------------------------
                Bryan R. Ableidinger

              /s/ LAURENCE L. ANDERSON                   Director                          March 21, 2003
-----------------------------------------------------
                Laurence L. Anderson

               /s/ THOMAS S. HANEMANN                    Director                          March 21, 2003
-----------------------------------------------------
                 Thomas S. Hanemann

               /s/ JUDITH S. HARRISON                    Director                          March 21, 2003
-----------------------------------------------------
                 Judith S. Harrison

                 /s/ PETER G. KELLY                      Director                          March 21, 2003
-----------------------------------------------------
                   Peter G. Kelly

                /s/ ROBERT J. LADNER                     Director                          March 21, 2003
-----------------------------------------------------
                  Robert J. Ladner

                /s/ DAVID Y. SCHWARTZ                    Director                          March 21, 2003
-----------------------------------------------------
                  David Y. Schwartz

                      SIGNATURE                                      TITLE                      DATE
                      ---------                                      -----                      ----

                /s/ GEORGE V. SHEFFER                    Director                          March 21, 2003
-----------------------------------------------------
                  George V. Sheffer

                /s/ GILBERT WACHSMAN                     Director                          March 21, 2003
-----------------------------------------------------
                  Gilbert Wachsman

                                 CERTIFICATION

I, Pamela Forbes Lieberman, certify that:

          1. I have reviewed this annual report on Form 10-K of TruServ Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of TruServ as of, and for, the periods presented in this annual report;

          4. TruServ's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for TruServ and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to TruServ, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of TruServ's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6. TruServ's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          TRUSERV CORPORATION

                                          By:  /s/ PAMELA FORBES LIEBERMAN
                                            ------------------------------------
                                                  Pamela Forbes Lieberman
                                               President and Chief Executive
                                                           Officer

Date: March 21, 2003

                                 CERTIFICATION

I, David A. Shadduck, certify that:

          1. I have reviewed this annual report on Form 10-K of TruServ Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of TruServ as of, and for, the periods presented in this annual report;

          4. TruServ's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for TruServ and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to TruServ, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of TruServ's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6. TruServ's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          TRUSERV CORPORATION

                                          By:     /s/ DAVID A. SHADDUCK
                                            ------------------------------------
                                                     David A. Shadduck
                                                 Senior Vice President and
                                                  Chief Financial Officer

Date: March 21, 2003

ITEM 14(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 PAGE(S)
                                                                 -------
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheet at December 31, 2002 and December
  31, 2001..................................................   F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2002...............   F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2002...............   F-5
Consolidated Statement of Members' Equity for each of the
  three years in the period ended December 31, 2002.........   F-6
Notes to Consolidated Financial Statements..................   F-7 to F-35

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Members of TruServ Corporation

     In our opinion, the consolidated financial statements of TruServ Corporation listed in the index appearing under Item 14(a)(1) on page F-1 present fairly, in all material respects, the financial position of TruServ Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page F-36 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
February 19, 2003, except
as to Note 16 which is as of
March 13, 2003

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002        2001
                                                              --------   ----------
                                                                ($ IN THOUSANDS)
Current assets:
  Cash and cash equivalents.................................  $  9,001   $   88,816
  Restricted cash (Note 4)..................................    15,755       29,075
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $8,553 and $9,402.................   207,709      243,275
  Inventories, net of valuation reserves of $10,434 and
     $15,636 (Note 2).......................................   234,448      333,976
  Other current assets......................................    23,440       16,688
                                                              --------   ----------
          Total current assets..............................   490,353      711,830
Properties, net (Note 3)....................................    91,116      180,347
Goodwill, net of accumulated amortization of $11,549 and
  $11,549...................................................    91,474       91,474
Other assets................................................    30,428       37,186
                                                              --------   ----------
          Total assets......................................  $703,371   $1,020,837
                                                              ========   ==========
                          LIABILITIES AND CAPITALIZATION
Current liabilities
  Accounts payable..........................................  $199,566   $  251,657
  Outstanding checks........................................    28,884       87,385
  Accrued expenses..........................................    84,082      112,002
  Short-term borrowings (Note 4)............................    27,852      141,755
  Current maturities of long-term debt, notes and capital
     lease obligations (Notes 4, 5 and 7)...................    59,797       93,291
  Patronage dividend payable in cash........................     6,121           --
                                                              --------   ----------
          Total current liabilities.........................   406,302      686,090
Long-term liabilities and deferred credits Long-term debt,
  including capital lease obligations, less current
  maturities (Notes 4 and 5)................................   125,021      236,268
  Deferred gain on sale leaseback (Note 13).................    52,786           --
  Deferred credits (Notes 10 and 12)........................    20,282       16,246
                                                              --------   ----------
          Total long-term liabilities and deferred
            credits.........................................   198,089      252,514
                                                              --------   ----------
          Total liabilities and deferred credits............   604,391      938,604
                                                              --------   ----------
Commitments and contingencies (Note 6)......................        --           --
Members' capitalization:
  Promissory (subordinated) and installment notes, net of
     current portion (Note 7)...............................    43,531       42,973
Members' equity:
  Redeemable Class A voting common stock, $100 par value;
     750,000 shares authorized; 474,360 and 455,220 shares
     issued and fully paid; 35,700 and 54,840 shares issued
     (net of subscriptions receivable of $886,000 and
     $1,110,000)............................................    50,120       49,896
  Redeemable Class B non-voting common stock and paid in
     capital, $100 par value; 4,000,000 shares authorized;
     1,756,457 and 1,731,490 shares issued and fully paid...   176,945      174,448
  Loss allocation (Note 1)..................................   (75,966)     (89,972)
  Deferred patronage (Note 1)...............................   (25,793)     (26,541)
  Accumulated deficit.......................................   (68,704)     (68,568)
  Accumulated other comprehensive loss......................    (1,153)          (3)
                                                              --------   ----------
          Total members' equity.............................    55,449       39,260
                                                              --------   ----------
          Total members' capitalization.....................    98,980       82,233
                                                              --------   ----------
          Total liabilities and members' capitalization.....  $703,371   $1,020,837
                                                              ========   ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2002           2001            2000
                                                        ------------   ------------   ---------------
                                                                      ($ IN THOUSANDS)
Net revenues..........................................   $2,175,451     $2,619,434      $3,993,642
                                                         ----------     ----------      ----------
Cost and expenses:
  Cost of revenues....................................    1,935,620      2,355,400       3,716,245
  Logistics and manufacturing expenses................       60,924         79,970          83,276
  Selling, general and administrative expenses........       92,948        137,533         124,584
  Restructuring charges and other related expenses
     (Note 15)........................................        6,284         38,522           4,944
  Interest expense to members.........................        6,611          7,842          11,131
  Third party interest expense........................       55,284         55,431          56,575
  Loss/(gain) on sale of assets (Note 12).............           91         (1,958)       (30,337)
  Other income, net...................................       (3,723)        (3,996)        (7,809)
                                                         ----------     ----------      ----------
Total cost and expenses...............................    2,154,039      2,668,744       3,958,609
                                                         ----------     ----------      ----------
Net margin/(loss) before income taxes.................       21,412        (49,310)         35,033
Income tax expense....................................          259          1,377             916
                                                         ----------     ----------      ----------
Net margin/(loss).....................................   $   21,153     $  (50,687)     $   34,117
                                                         ==========     ==========      ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           ------------   ------------   ------------
                                                                        ($ IN THOUSANDS)
Operating activities:
  Net margin/(loss)......................................   $  21,153       $(50,687)      $ 34,117
  Adjustments to reconcile net margin/(loss) to net cash
     and cash equivalents provided by/(used for)
     operating activities:
     Depreciation and amortization.......................      34,851         41,519         43,033
     Provision for losses on accounts and notes
       receivable........................................         120          6,275          9,147
     Restructuring charges and other related expenses....       6,284         38,522          1,912
     Loss/(gain) on sale of assets.......................          91         (1,958)       (30,337)
     Changes in operating assets and liabilities:
       Accounts and notes receivable.....................      32,926        127,000         52,187
       Inventories.......................................      99,528        100,692         38,752
       Other current assets..............................      (1,659)         3,836         (2,337)
       Accounts payable..................................     (52,091)       (92,216)       (81,944)
       Accrued expenses..................................     (36,268)         7,525         14,927
     Other adjustments, net..............................        (840)        (1,067)         4,116
                                                            ---------       --------       --------
          Net cash and cash equivalents provided by
            operating activities.........................     104,095        179,441         83,573
                                                            ---------       --------       --------
Investing activities:
  Additions to properties................................     (12,838)       (15,151)       (12,526)
  Proceeds from sale of properties (Note 12 and 13)......     127,941         10,511         23,113
  Changes in restricted cash (Note 4)....................      13,320        (25,250)        (3,825)
  Changes in other assets................................      17,537          3,388         (8,716)
                                                            ---------       --------       --------
          Net cash and cash equivalents provided by/(used
            for) investing activities....................     145,960        (26,502)        (1,954)
                                                            ---------       --------       --------
Financing activities:
  Payment of patronage dividend..........................          --         (9,483)            --
  Payment of notes, long-term debt and lease
     obligations.........................................    (157,690)       (40,138)       (67,355)
  Proceeds from long-term borrowings.....................          --             --          1,098
  (Decrease)/increase in outstanding checks..............     (58,501)       (42,105)        26,726
  (Decrease)/increase in short-term borrowings...........    (113,903)        11,300        (28,922)
  Purchase of common stock...............................          --             --           (599)
  Proceeds from sale of Redeemable Class A common stock
     and subscription receivable.........................         224            812          1,109
                                                            ---------       --------       --------
          Net cash and cash equivalents used for
            financing activities.........................    (329,870)       (79,614)       (67,943)
                                                            ---------       --------       --------
Net (decrease)/increase in cash and cash equivalents.....     (79,815)        73,325         13,676
Cash and cash equivalents at beginning of year...........      88,816         15,491          1,815
                                                            ---------       --------       --------
Cash and cash equivalents at end of year.................   $   9,001       $ 88,816       $ 15,491
                                                            =========       ========       ========

See Note 9 for supplemental cash flow information.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY

                                                REDEEMABLE COMMON STOCK
                                     ----------------------------------------------                              RETAINED
                                            CLASS A                 CLASS B                                     EARNINGS/
                                     ---------------------   ----------------------      LOSS      DEFERRED    (ACCUMULATED
                                     # OF SHARES   AMOUNT    # OF SHARES    AMOUNT    ALLOCATION   PATRONAGE     DEFICIT)
                                     -----------   -------   -----------   --------   ----------   ---------   ------------
                                                                        ($ IN THOUSANDS)
Balances at and for the year ended
  December 31, 1999................    511,440     $47,270    1,764,797    $177,779   $      --    $(27,663)    $(130,089)
Net margin.........................                                                                                34,117
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     375          (375)
Loss allocation....................                                                    (113,918)                  113,918
Patronage dividend.................         30          3       225,510      22,551                               (34,705)
Class B stock applied against loss
  allocation.......................                            (214,580)    (21,458)     21,458
Payments from stock subscriptions
  receivable.......................     14,550      3,407
Stock purchased and retired........    (15,960)    (1,596)      (44,245)     (4,424)
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 2000................    510,060     49,084     1,731,482     174,448     (92,460)    (27,288)      (17,134)
Net loss...........................                                                                               (50,687)
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     747          (747)
Payments from stock subscriptions
  receivable.......................         --        812
Other..............................                                   8          --
Matured notes applied against loss
  allocation.......................                                                       2,488
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 2001................    510,060     49,896     1,731,490     174,448     (89,972)    (26,541)      (68,568)
Net margin.........................                                                                                21,153
Foreign currency translation
  adjustment.......................
Amortization of deferred
  patronage........................                                                                     748          (748)
Minimum pension liability
  adjustment.......................
Patronage dividend.................                             144,196      14,420                               (20,541)
Payments from stock subscriptions
  receivable.......................                   224
Class B stock applied against loss
  allocation.......................                            (119,229)    (11,923)     11,923
Matured notes applied against loss
  allocation.......................                                                       2,083
                                       -------     -------    ---------    --------   ---------    --------     ---------
Balances at and for the year ended
  December 31, 2002................    510,060     $50,120    1,756,457    $176,945   $ (75,966)   $(25,793)    $ (68,704)
                                       =======     =======    =========    ========   =========    ========     =========


                                      ACCUMULATED
                                         OTHER         TOTAL          TOTAL
                                     COMPREHENSIVE    MEMBERS'    COMPREHENSIVE
                                     INCOME/(LOSS)     EQUITY     INCOME/(LOSS)
                                     -------------   ----------   -------------
                                                  ($ IN THOUSANDS)
Balances at and for the year ended
  December 31, 1999................     $  (846)     $  66,451      $(130,275)
                                                                    =========
Net margin.........................                     34,117         34,117
Foreign currency translation
  adjustment.......................        (126)          (126)          (126)
Amortization of deferred
  patronage........................                         --
Loss allocation....................                         --
Patronage dividend.................                    (12,151)
Class B stock applied against loss
  allocation.......................                         --
Payments from stock subscriptions
  receivable.......................                      3,407
Stock purchased and retired........                     (6,020)
                                        -------      ---------      ---------
Balances at and for the year ended
  December 31, 2000................        (972)        85,678         33,991
                                                                    =========
Net loss...........................                    (50,687)       (50,687)
Foreign currency translation
  adjustment.......................         969            969            969
Amortization of deferred
  patronage........................                         --
Payments from stock subscriptions
  receivable.......................                        812
Other..............................                         --
Matured notes applied against loss
  allocation.......................                      2,488
                                        -------      ---------      ---------
Balances at and for the year ended
  December 31, 2001................          (3)        39,260        (49,718)
                                                                    =========
Net margin.........................                     21,153         21,153
Foreign currency translation
  adjustment.......................           3              3              3
Amortization of deferred
  patronage........................                         --
Minimum pension liability
  adjustment.......................      (1,153)        (1,153)        (1,153)
Patronage dividend.................                     (6,121)
Payments from stock subscriptions
  receivable.......................                        224
Class B stock applied against loss
  allocation.......................                         --
Matured notes applied against loss
  allocation.......................                      2,083
                                        -------      ---------      ---------
Balances at and for the year ended
  December 31, 2002................     $(1,153)     $  55,449      $  20,003
                                        =======      =========      =========

Redeemable Class A common stock amounts are net of unpaid subscription amounts of $886 relating to 35,700 issued shares at December 31, 2002; $1,110 relating to 54,840 issued shares at December 31, 2001; $1,922 relating to 98,880 issued shares at December 31, 2000; and $3,874 relating to 106,380 issued shares at December 31, 1999.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

 Principal business activity

     TruServ Corporation ("TruServ" or the "company") is a member-owned wholesaler of hardware and related merchandise. The company also manufactures and sells paint and paint applicators. The company's goods and services are sold predominantly within the United States, primarily to retailers of hardware, industrial distributors and rental retailers, each of whom has purchased 60 shares per store (up to a maximum of 5 stores (300 shares)) of the company's Class A common stock upon becoming a member. The Class A stock is redeemable by the company and has voting rights (the "Redeemable Class A voting common stock"). The company operates as a member-owned wholesaler cooperative. When there are annual profits, members in good standing are entitled to receive patronage dividend distributions from the company on the basis of gross margins of merchandise and/or services purchased by each member. In accordance with the company's By-Laws, the annual patronage dividend is paid to members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the board of directors. TruServ also provides to its members value-added services such as marketing, advertising, merchandising and store location and design services.

 Consolidation

     The consolidated financial statements include the accounts of the company and all wholly owned subsidiaries. The consolidated statement of operations and cash flows also include the activities of TruServ Canada Cooperative, Inc., a Canadian member-owned wholesaler of hardware, through the date of its sale, October 22, 2001. The consolidated balance sheets at December 31, 2001 and December 31, 2002 exclude TruServ Canada Cooperative, Inc.

     The company does not have any special purpose entities ("SPE's") or variable interest entities ("VIE's").

 Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year's presentation. These reclassifications had no effect on Net margin/(loss) for any period or on Total members' equity at the balance sheet dates.

 Capitalization

     The company's capital (Capitalization) is derived from Members' equity and Promissory (subordinated) and installment notes. Members' equity is comprised of Redeemable Class A voting common stock, Redeemable Class B common stock, Accumulated deficit, Loss allocation, Deferred patronage and Accumulated other comprehensive loss. TruServ follows the practice of accounting for deferred patronage charges and credits as a separate component of capitalization. Deferred patronage consists of net charges and expenses, primarily related to costs associated with the merger of Cotter & Company and Servistar Coast to Coast Corporation to form TruServ Corporation (the "Merger"), which are included in the computation of net margin/(loss) in different periods for financial statement purposes than for patronage purposes. Promissory (subordinated) notes and Redeemable Class B common stock had been issued in connection with the company's annual patronage dividend. For the year ended December 31, 2002, only Cash and Redeemable Class B common stock will be issued in 2003 in connection with the company's fiscal 2002 patronage dividend. The By-Laws provide TruServ the right to allow a member to partially meet the company's capital requirements by the issuance of stock in payment of the year-end patronage dividend.

                              TRUSERV CORPORATION

 Patronage dividend

     Patronage dividends related to the fiscal year ended December 31, 2002 were $20,541 (see Note 16). Approximately thirty percent of the dividend was paid in cash (TruServ By-Laws and the IRS require that the payment of at least twenty percent of patronage dividends be in cash). The remainder will be paid through the issuance of the company's Redeemable Class B common stock and, to those members that had such accounts, used to offset members' loss allocation accounts. No patronage dividends were declared for the fiscal year ended December 31, 2001, as the company incurred a loss for the year 2001, which was retained by the company. Patronage dividends in the amount of $34,705 were paid on March 31, 2001 related to the fiscal year ended December 31, 2000; approximately thirty percent of which were paid in cash. The remainder was paid through the issuance of the company's Redeemable Class B common stock which was offset to members' loss allocation accounts to those members that had such accounts. In certain cases, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of the company. The Redeemable Class B common stock issued for the December 31, 2002 and 2000 patronage dividend have been designated as qualified notices of allocation.

     Membership may be terminated without cause by either the company or the member upon sixty days' written notice. In the event membership is terminated, the company undertakes to purchase, and the member is required to sell to the company, all of the member's Redeemable Class A voting common stock and Redeemable Class B common stock at par value. Payment for the Redeemable Class A voting common stock has historically been in cash. Payment for the qualified Redeemable Class B common stock has historically been in the form of a note payable in five equal annual installments and with interest set at comparable treasury rates plus 2.0%.

     In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the 1999 loss was allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibit redemptions when TruServ, among other things, does not attain certain profit margins.

     At the time the board of directors declared the moratorium on redemptions, TruServ's By-Laws did not impose limitations on the board's discretion to initiate or to continue a moratorium on redemption. The By-Laws merely provided that upon termination of a member's agreement, TruServ was to redeem the member's shares. Nevertheless, the board of directors concluded that its fiduciary obligations to TruServ and its members would not permit it to effect redemptions under the circumstances described above. After the board of directors declared the moratorium, the board of directors amended the By-Laws to provide that if TruServ's funds available for redemption are insufficient to pay all or part of the redemption price of shares of capital stock presented for redemption, the board of directors may, in its sole discretion, delay the payment of all or part of the redemption price.

     The amended senior debt agreements preclude the lifting of the stock moratorium until June 30, 2004 except for certain hardship cases, not to exceed $2,000 annually. Given certain ongoing related litigation, there are no plans for hardship redemption of stock. See Note 6, "Commitments and Contingencies." Subsequent to the expiration of the prohibition against stock redemptions under the debt agreements, which could be in the first half of 2004, if TruServ completes the refinancing of its Senior Debt, the board of directors will consider

                              TRUSERV CORPORATION
the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

     As of December 31, 2002, the amount of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium is approximately $39,614 after the offset of the loss allocation account. This amount does not include an offset of approximately $7,343 of Accounts receivable owed by terminated members to the co-op. Historically, the company has offset such amounts due by members to the co-op against amounts the co-op pays the members on redemption of their stock. This amount does not include any remaining amount of the 2001 loss that may be allocated, on a member by member basis, from the Accumulated deficit account and reduce the amount paid to a member on the redemption of their stock. The $39,614 amount of stock presented for redemption, but deferred due to the moratorium, includes approximately $15,475 related to the Class A common stock (which was historically paid out at the time of redemption) and $47,033 related to Class B common stock (which was historically paid out in five equal annual installments), offset by the amount of the Loss allocation account related to the Class B common stock of $22,894.

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

     The board of directors determined that TruServ would retain the fiscal 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the fiscal 2001 loss that has been retained in the Accumulated deficit account, based upon the member's proportionate Class A common stock and Class B common stock investment, TruServ allocated the remainder of the fiscal 2001 loss based on the member's purchases from the co-op in 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

 Cash equivalents

     The company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

 Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment

                              TRUSERV CORPORATION
associated with disposing of surplus and/or damaged/obsolete inventories. The estimated realizable value was based on an analysis of historical trends related to distressed inventory of TruServ. This analysis considers historical data on TruServ's ability to return inventory to suppliers, to transfer inventory to other distribution centers, to sell inventory to members through the price reduction process and to sell remaining inventory to liquidators. The cost of inventory also includes indirect costs (such as logistics, manufacturing, freight-in, vendor rebates and support costs) incurred to bring inventory to its existing location for resale. These indirect costs are treated as product costs, classified in inventory and subsequently recorded as cost of revenues as the product is sold (see Note 2).

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

 Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and was amortized using the straight-line method over 40 years. In January 2002, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. In accordance with the adoption of SFAS No. 142, TruServ stopped amortizing goodwill at the beginning of fiscal 2002. TruServ has completed its annual impairment assessment as required by SFAS No. 142 and has determined that no impairment exists. The reported Net margin/(loss), Goodwill amortization and the resulting adjusted Net margin/(loss) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                               ($ IN THOUSANDS)
Reported Net margin/(loss).............................  $21,153   $(50,687)  $34,117
Add back: Goodwill amortization........................       --      2,577     3,054
                                                         -------   --------   -------
Adjusted Net margin/(loss).............................  $21,153   $(48,110)  $37,171
                                                         =======   ========   =======

     Goodwill amortization related to the hardware segment for fiscal year 2001 and 2000 was $2,210 and $2,687, respectively. Goodwill amortization related to the paint segment for fiscal year 2001 and 2000 was $367 in each year. At December 31, 2002, the Goodwill was comprised of $78,429 for the hardware segment and $13,045 for the paint segment.

 Conversion funds

     In connection with the Merger, the company made funds available to the members to assist their stores in defraying various conversion costs (i.e., costs to change store signage and branding to True Value) associated with the Merger and costs associated with certain upgrades and expansions of their store. The total amount of conversion funds distributed was $27,175; the funds are amortized over a 5 year period representing the period of time over which members committed to stay with the post merger company. The annual amortization expense for fiscal year 2002, 2001 and 2000 was $6,056, $5,747 and $4,385, respectively. The unamortized balance at December 31, 2002 was approximately $5,324. The members agree to refund to TruServ all or a portion of the conversion funds in the event of default or termination during the five fiscal years following the date of the agreement. Any uncollectible amounts are written off to expense.

                              TRUSERV CORPORATION

 Asset impairment

     For purposes of determining impairment, management reviews long-lived assets based on a geographic region or revenue producing activity as appropriate. Such impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. In fiscal 2002, TruServ recorded asset impairment charges which netted to $470, consisting of a $1,769 charge relating to the East Butler, Pennsylvania facility, offset by a $927 favorable adjustment to the asset impairment charge for the Brookings, South Dakota distribution center based on actual proceeds on the sale of this facility in 2002, as well as a $372 favorable adjustment for the transfer of certain Hagerstown, Maryland equipment, the value of which had been fully reserved for in 2001, to other facilities. In fiscal 2001, TruServ recorded asset impairment charges aggregating $8,899 related to its Brookings, South Dakota distribution center and certain equipment at its Hagerstown, Maryland distribution center which were for sale; the Hagerstown facility remains for sale. There were no impairment charges recorded in fiscal 2000.

 Revenue recognition

     The company's policy is to recognize revenues from product sales and services when earned, as in accordance with SEC Staff Accounting Bulletin ("SAB") No. 101. Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenue is comprised of advertising and transportation and amounted to $69,463 and $52,665 for fiscal 2002, respectively, and $77,419 and $56,978 for 2001, respectively. Advertising revenue is recognized when the underlying advertisement is run or when the related circulars are dropped. Transportation revenue is recognized when the services are provided.

 Advertising expenses

     Amounts billed to members for advertising are included in revenues. Advertising costs are expensed in the period the advertising takes place. Such costs amounted to $56,407, $59,275 and $82,675 in fiscal year 2002, 2001 and 2000, respectively, and are included in Cost of revenues.

 Amortization of financing fees

     Amounts paid for financing fees incurred in connection with the company's financing arrangements are capitalized and amortized to interest expense over the remaining lives of the underlying financing agreements. The costs incurred in the fourth quarter of fiscal year 2001 for the potential asset-based lending refinancing were expensed in the fourth quarter of fiscal 2001, when it was determined that TruServ would instead amend its existing debt agreements.

 Repairs and maintenance expense

     Expenditures which extend the useful lives of the company's property and equipment are capitalized and depreciated on a straight line basis over the remaining useful lives of the underlying assets. Otherwise, repair and maintenance expenditures are expensed as incurred.

                              TRUSERV CORPORATION

 Research and development costs

     Research and development costs related to the company's manufacturing operations are expensed as incurred. Such costs amounted to $941, $1,003 and $993 in fiscal year 2002, 2001 and 2000, respectively, and are included in Logistic and manufacturing expenses.

 Shipping and handling costs

     Amounts billed to members for shipping and handling costs are included in Revenues. Amounts incurred for shipping and handling are included in Cost of revenues.

 Income taxes

     Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2002, TruServ concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are retained by TruServ and not distributed to members as patronage dividends.

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

 Concentration of credit risk

     Credit risk pertains primarily to the company's trade receivables. The company extends credit to its members as part of its day-to-day operations. The company believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, the company believes that its allowance for doubtful accounts is adequate with respect

                              TRUSERV CORPORATION
to member credit risks. Also, TruServ's Certificate of Incorporation and By-Laws specifically provide that TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercises these set off rights when TruServ notes and interest become due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ.

 Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 New accounting pronouncements

     In January 2002, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." See "Goodwill" above.

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

     In January 2002, TruServ adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," replacing SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"' and portions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations." SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and changes the criteria to be met to classify an asset as held-for-sale. SFAS No. 144 retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held-for-sale. The adoption of this standard did not have a material impact on the company's financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (eliminating the extraordinary treatment of gains or losses on debt modification other than for certain exceptions), amends SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," amends SFAS No. 13, "Accounting for Leases" (to eliminate an inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions) and amends other existing authoritative pronouncements (to make various technical corrections, clarify meanings or describe their applicability under changed conditions). SFAS No. 145 is effective for TruServ for fiscal 2003 but earlier application is encouraged. The company is currently evaluating the impact this standard will have on its financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the

                              TRUSERV CORPORATION
liability is incurred; under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value and only when the liability is incurred. SFAS No. 146 is effective for TruServ for any exit or disposal activities undertaken after December 31, 2002 but earlier application is encouraged.

     In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, the company has disclosed certain guarantees that existed at December 31, 2002 in Note 6 and will apply the recognition provisions of Interpretation No. 45 prospectively to guarantee activities initiated after December 31, 2002. See
Note 6, "Commitments and Contingencies," for a further discussion of guarantees.

2. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Manufacturing inventories:
  Raw materials.............................................  $  1,473   $  1,720
  Work-in-process and finished goods........................    19,655     24,909
  Manufacturing inventory reserves..........................    (1,297)    (2,724)
                                                              --------   --------
                                                                19,831     23,905
Merchandise inventories:
  Warehouse inventory.......................................   223,754    322,983
  Merchandise inventory reserves............................    (9,137)   (12,912)
                                                              --------   --------
                                                               214,617    310,071
                                                              --------   --------
                                                              $234,448   $333,976
                                                              ========   ========

     The amount of indirect costs included in ending inventory at December 31, 2002 and 2001 was $15,753 and $23,272, respectively. Indirect costs incurred for fiscal year 2002 and 2001 were $95,865 and $115,162, respectively.

     In fiscal 2002, the company recorded physical inventory adjustments aggregating $1,457 (as an increase to Inventory and a reduction to Cost of revenues) principally in the fourth quarter of the year. In fiscal 2001, the company recorded physical inventory adjustments aggregating $4,800 (as an increase to Inventory and a reduction to Cost of revenues) principally in the third and fourth quarters of the year.

                              TRUSERV CORPORATION

3. PROPERTIES

     Properties consisted of the following at December 31:

                                                                2002        2001
                                                              ---------   ---------
                                                                ($ IN THOUSANDS)
Buildings and improvements..................................  $  80,016   $ 176,414
Machinery and warehouse equipment...........................     89,284      91,842
Office and computer equipment...............................    156,961     156,644
Transportation equipment....................................     36,389      40,961
                                                              ---------   ---------
                                                                362,650     465,861
Less accumulated depreciation...............................   (274,519)   (294,842)
                                                              ---------   ---------
                                                                 88,131     171,019
Land........................................................      2,985       9,328
                                                              ---------   ---------
                                                              $  91,116   $ 180,347
                                                              =========   =========

     As discussed further in Note 13, on December 31, 2002, the company sold seven of its ten owned distribution centers. This transaction resulted in a decrease in the net book value of buildings and improvements of $65,762.

     Depreciation expense for fiscal year 2002, 2001 and 2000 was $28,795, $33,195 and $35,594, respectively.

4. DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of the following at December 31:

                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Senior Notes (rates at December 31, 2002/2001):
  11.85% / 13.85%...........................................  $ 16,403   $ 28,000
  10.63% / 12.63%...........................................    31,610     50,000
  10.16% / 12.16%...........................................    11,745     21,429
  10.10% / 12.60%...........................................    65,309    105,000
  10.04% / 12.04%...........................................    33,853     50,000
  9.98% / 11.98%............................................        --     25,000
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 5.3% to 7.83%...........     3,296      7,819
Capital lease obligations (Note 5)..........................     1,247      2,678
                                                              --------   --------
                                                               163,463    289,926
Less amounts due within one year............................   (38,442)   (53,658)
                                                              --------   --------
                                                              $125,021   $236,268
                                                              ========   ========

                              TRUSERV CORPORATION

     Principal payment schedule for long-term debt:

                                                  BALANCE
                                               AS OF 12/31/02   CURRENT    2004      2005      2006      2007     THEREAFTER
                                               --------------   -------   -------   -------   -------   -------   ----------
                                                                             ($ IN THOUSANDS)
Senior Notes (rates at December 31,
  2002/2001):
  11.85% / 13.85%............................     $ 16,403      $ 5,727   $ 4,000   $ 6,676   $    --   $    --    $    --
  10.63% / 12.63%............................       31,610        7,998     4,545     4,545     4,545     4,545      5,432
  10.16% / 12.16%............................       11,745        4,563     3,572     3,610        --        --         --
  10.10% / 12.60%............................       65,309       13,358    10,021    10,021    10,021    10,021     11,867
  10.04% / 12.04%............................       33,853        3,187        --        --    10,000    10,000     10,666
  9.98% / 11.98%.............................           --           --        --        --        --        --         --
                                                  --------      -------   -------   -------   -------   -------    -------
                                                   158,920       34,833    22,138    24,852    24,566    24,566     27,965
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 5.3%to
    7.83%....................................        3,296        3,185       111        --        --        --         --
Capital lease obligations (Note 5)...........        1,247          424       441       311        71        --         --
                                                  --------      -------   -------   -------   -------   -------    -------
Total........................................     $163,463      $38,442   $22,690   $25,163   $24,637   $24,566    $27,965
                                                  ========      =======   =======   =======   =======   =======    =======

     The company had outstanding borrowings under its revolving credit facility agreement of $27,852 and $140,000 at December 31, 2002 and 2001, respectively. The $140,000 outstanding as of December 31, 2001 included approximately $57,000 of cash recorded in cash and cash equivalents that was available to reduce outstanding borrowings to $83,000. The weighted average interest rate on these borrowings was 8.3% and 9.9% for the years ended December 31, 2002 and 2001, respectively. The 2001 average interest rate reflects the inclusion of a 2% default premium.

     On December 30, 2002, TruServ amended the revolving credit facility, senior notes and synthetic lease agreements (the "Senior Debt") that had previously been amended in April 2002 in order to allow for a sale leaseback transaction that was completed on December 31, 2002 (the "December 2002 Amendments") (See
Note 13). TruServ applied the net proceeds of the sale leaseback transaction, $121,438 to pay down the Senior Debt, all of whom are parties to the intercreditor agreement. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. The December 2002 Amendments mainly set preliminary financial covenants to allow for the substantial reduction in debt and the corresponding increase in rent payments resulting from the sale leaseback transaction. See Note 5, "Lease Commitments" and Note 16, "Subsequent Events."

     The Senior Debt agreements were previously amended on April 11, 2002, when TruServ entered into various amendments that eliminated the event of default created when TruServ failed to comply with a covenant as of February 24, 2001 (the "April 2002 Amendments"). The April 2002 Amendments to the revolving credit facility extended the term of the facility from June 2002 to June 2004. The amount of the commitment at the time of amendment was $200,000. The commitment under the revolving credit facility is permanently reduced by the amount of any prepayments allocated to and paid on the revolving credit facility.

     Borrowings under the revolving credit facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. The borrowing base formula limits advances to the sum of 85% of eligible accounts receivable, 50% of eligible inventory, 60% of the appraised value of eligible real estate and 50% of the appraised value of eligible machinery and equipment; availability is further increased by seasonal over-advances and decreased by reserves against availability. The revolving credit facility has certain minimum unusable commitment amounts, which vary based upon the projected seasonal working capital needs of TruServ. The interest rate on the revolving credit facility was increased to the prime rate plus 3.25%, which was 7.5% as of December 31, 2002. The unused commitment fee is 0.75% per annum.

     Since the April 2002 Amendments, the revolving credit facility commitment has been permanently reduced to $143,200 at December 31, 2002 due to prepayments in 2002 from the proceeds of asset sales. TruServ had available, under the revolving credit facility, approximately $115,300 at December 31, 2002.

                              TRUSERV CORPORATION

     The April 2002 Amendments to the various senior note agreements maintained the existing debt amortization schedules of the various notes. Interest rates on the notes are at the pre-default rates, which ranged at December 31, 2002 from 10.04% to 11.85%. The senior note and revolving credit facility amendments also require initial, quarterly and annual maintenance fees. All of the cash proceeds from certain asset sales and certain notes receivable, and 80% of any excess cash flow, as defined in the amended senior note and revolving credit facility agreements, are to be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement.

     For 2002, cash proceeds from certain asset sales and notes receivable totaling $157,312 were used to prepay all parties to the intercreditor agreement. No additional payment as a result of excess cash flow is required to be made at this time. The intercreditor agreement establishes how the assets of TruServ, which are pledged as collateral, are shared and how certain debt prepayments are allocated among the senior lenders. For the year ended December 31, 2002, the prepayments to senior note holders of $93,915 resulted in make-whole liabilities of $18,710, which are recorded as additional debt with an offsetting entry to a prepaid interest account. As previously described, the $12,695 of make-whole notes from the sale leaseback transaction, is a component of the $18,710. The prepaid interest account will be amortized to interest expense over the remaining life of the original notes.

     The terms of the senior note agreements, that comprise a portion of the Senior Debt, have always provided that in the event of early termination or a prepayment of all or a portion of the notes, make-whole liabilities are triggered. The nature of the transaction giving rise to the prepayment, the length of time to maturity of a particular note, the magnitude of the prepayment relative to the remaining debt outstanding and prevailing market interest rates relative to the interest rates on the senior notes are factors in determining the amount of potential make-whole liabilities. In the event of full prepayment of the senior notes, the entire prepaid interest amount will be immediately charged to interest expense. Management currently intends to pursue a refinancing of the existing Senior Debt in the first half of 2004. Management anticipates significantly lower interest rates upon refinancing. However, based upon current market interest rate, make-whole expense of a refinancing, before considering the impact of any negotiations with the senior note holders, could range up to approximately $27,000, in addition to fully expensing the remaining prepaid balance of existing make-whole, which was $17,864 at December 31, 2002. TruServ management negotiated a reduction of approximately 50% in the make-whole notes when it made prepayments on the senior notes from the proceeds of the sale leaseback transaction.

     The April 2002 Amendments all require TruServ to meet certain restrictive covenants relating to minimum sales, minimum adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), minimum fixed charge coverage, minimum interest coverage and maximum capital expenditures. The senior note holders may accelerate the due date of their notes, if TruServ does not have a revolving credit facility in place to fund its seasonal cash flows. Some of these covenants were adjusted in March 2003 as a result of the sale leaseback transaction. See Note 16, "Subsequent Events." TruServ was in compliance with all of these covenants as of December 31, 2002 as shown in the chart below:

RESTRICTIVE COVENANT                                           COVENANT      ACTUAL
--------------------                                          ----------   ----------
                                                                 ($ IN THOUSANDS)
Minimum sales...............................................  $1,975,000   $2,175,451
Minimum adjusted EBITDA.....................................  $  100,000   $  120,062
Minimum fixed charge coverage...............................        0.70         1.01
Minimum interest coverage...................................        1.75         1.97
Maximum capital expenditures................................  $   16,000   $   12,838

     TruServ believes it will continue to remain in compliance with its debt covenants. For fiscal 2003, TruServ believes operating results will be sufficient to comply with the covenants established in the March 2003 Amendments. See Note 16 "Subsequent Events".

                              TRUSERV CORPORATION

     The term of the revolving credit facility will accelerate to June 30, 2003 from June 30, 2004, if on that date, total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, is in excess of $270,000, or total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes, plus the unused amount of the commitment under the revolving credit facility, less $30,000, is in excess of $320,000. At December 31, 2002, the total Senior Debt outstanding, less the aggregate principal amount of the make-whole notes was $167,965 and the related commitments outstanding less $30,000 totaled $253,323. Although the revolver portion of total Senior Debt outstanding can fluctuate with the seasonal cash flow requirements of the business, TruServ believes it will maintain a sufficiently low level of Senior Debt outstanding with cash from operating activities to continue to meet the June 30, 2003 requirement.

     The April 2002 Amendments limit the amount of the cash portion of patronage dividends to the 20% minimum required to be paid under applicable IRS regulations in order for TruServ to maintain its status as a cooperative, unless TruServ's operating performance achieves certain EBITDA targets, in which case, up to 30% of the patronage dividend may be paid in cash. TruServ exceeded the EBITDA target for 2002 and, as such, the cash portion of the 2002 patronage dividend paid in 2003 averaged 30%.

     The April 2002 Amendments also require the continuation of the stock redemption moratorium through June 30, 2004. As discussed in Note 7, it is an event of default under the April 2002 Amendments if payments of subordinated notes exceed $14,000 in fiscal 2003. TruServ did not exceed the maximum payment level of $24,000 in 2002 and, accordingly, was in compliance. In addition, an event of default arises under the April 2002 Amendments in the event that TruServ fails to comply with its corporate governance policy requiring the retention by TruServ of at least two outside directors prior to May 31, 2002, at least four outside directors prior to September 1, 2002 and at least five outside directors prior to November 1, 2002. As of October 7, 2002, TruServ appointed its fifth outside director and, as such, TruServ was in compliance with the corporate governance covenant as of December 31, 2002.

     The April 2002 Amendments also contain requirements for other customary covenants, representations and warranties, funding conditions and events of default. As of December 31, 2002, TruServ was in compliance with all applicable covenants and has not triggered any events of default.

     TruServ intends to both honor the amounts outstanding under the member note agreements and not exceed the maximum allowable payments of $14,000 in fiscal 2003 under the revolving credit facility and senior note agreements through the consent of the holders of the member notes, to extend a portion of the notes due in 2003. If TruServ exceeds the maximum allowable payments of $14,000 in fiscal 2003, or violates any negative covenant, it is an event of default under the revolving credit facility and senior note agreements. Unless appropriate waivers were obtained from TruServ's lenders, the amounts due under the revolving credit facility and senior note agreements could become immediately due and payable or the agreements could have to be renegotiated. However, there can be no assurances that TruServ would be able to obtain the requisite waivers or successfully renegotiate its lending agreements. In the event TruServ was unable to obtain the requisite waivers or successfully renegotiate its lending agreements, a material adverse effect on TruServ's liquidity and capital resources could result.

     The redeemable (subordinated) term notes have two to four year terms and were issued in exchange for promissory (subordinated) notes that were held by promissory note holders who do not own the company's Redeemable Class A voting common stock. They were also available for purchase by investors that were affiliated with the company.

                              TRUSERV CORPORATION

     Restricted cash consisted of the following at December 31:

                                                               2002      2001
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Letters of credit...........................................  $11,691   $11,392
Proceeds from sale of assets available for debt reduction by
  the collateral agent......................................       39    10,906
Lockbox cash management deposit requirements................    4,025     4,000
Redeemable (subordinated) notes.............................       --     1,746
Escrow......................................................       --     1,031
                                                              -------   -------
                                                              $15,755   $29,075
                                                              =======   =======

     TruServ finances its requirements for letters of credit with cash deposited and invested at the issuing bank. TruServ partially secures its requirement for banking services by maintaining invested cash deposits with its cash management banks. The intercreditor agreement amended in April 2002 with TruServ's lenders requires TruServ to hold the proceeds from the sale of certain assets in a restricted cash account invested with the collateral agent to be used for debt reduction. These proceeds were held by the collateral agent in fiscal 2001 and distributed after the Senior Debt agreements were amended in April 2002.

5. LEASE COMMITMENTS

     The company is a lessee of distribution centers, office space, and computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term non-cancelable operating leases, together with the present value of the net minimum lease payments under capital leases, as of December 31, 2002:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                               ($ IN THOUSANDS)
2003........................................................  $  464    $ 33,461
2004........................................................     464      31,008
2005........................................................     358      28,251
2006........................................................      85      24,079
2007........................................................      --      22,839
Thereafter..................................................      --     266,473
                                                              ------    --------
Net minimum lease payments..................................  $1,371    $406,111
                                                                        ========
Less amount representing interest...........................    (125)
                                                              ------
Present value of net minimum lease payments.................   1,246
Less amount due within one year.............................    (424)
                                                              ------
                                                              $  822
                                                              ======

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value, which is related to the lessor's book value at the expiration of the lease term.

     Operating lease obligations increased significantly at the end of 2002 as a result of the December 31, 2002 sale leaseback of seven regional distribution centers as discussed in Note 13.

     The Hagerstown, Maryland distribution center is subject to a synthetic lease with monthly payments that are recorded in Third party interest expense. The lease payment commitments were for three years with two one-year renewal options and a principal payment due at the expiration of the lease agreement. All obligations under this lease arrangement are guaranteed by the company. The synthetic lease had a principal balance of

                              TRUSERV CORPORATION

$33,383 at December 31, 2002, which is due at the end of the lease term, which is the earlier of December 31, 2003 or the termination of the existing revolving credit facility. This debt and the original cost of the facility are not recorded in the company's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimation of the fair value of the building, which TruServ continues to believe is reasonable at December 31, 2002, was recorded as a 2001 cost to exit the facility and remains as a component in accrued expenses at December 31, 2002 (see Note 15).

     Rent expense under operating leases was $25,436, $25,338 and $29,942 for the years ended December 31, 2002, 2001 and 2000, respectively.

6. COMMITMENTS AND CONTINGENCIES

     TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. The company is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 15-50% of the member's outstanding balance, in the event that a member defaults on their loan, after which the member will be liable to the company for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $2,172 and $3,966 as of December 31, 2002 and 2001, respectively. The balance of $2,172 as of December 31, 2002 includes approximately $557 that will mature in fiscal 2003. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $217 relating to these guarantees.

     Additionally, TruServ sold certain member note receivables to a third party in 2002 which the company has fully guaranteed. The company is required to pay 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on their notes, after which the member will be liable to the company for the guaranteed amount. The balance of these notes at December 31, 2002 was $871. TruServ has recorded a liability and related receivable for $871 relating to these member notes, and carries a $87 reserve relating to these guarantees. The balance of $871 as of December 31, 2002 includes approximately $264 that will mature in fiscal 2003. The remaining guarantees will expire periodically through 2007.

     TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of the company's TruTest paint products, which covers only replacement material. The company has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

     The company is involved in various claims and lawsuits incidental to its business. The following significant matters existed at December 31, 2002:

BESS ACTION

     In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess' shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss which TruServ declared for its fiscal year 1999. On June 21, 2002, the court issued an oral ruling granting summary judgment to TruServ on its accounts receivable claim, and granting summary judgment to Bess on its counterclaim. The judgment was entered on August 6, 2002. TruServ believes that the court's ruling on Bess' counterclaim is not supported by either the facts or Delaware corporate law. TruServ's motion for reconsideration and reversal of the August judgment on Bess' counterclaim was denied on November 21, 2002. TruServ filed its notice of appeal in the Second District of Illinois Appellate Court on December 2, 2002.

                              TRUSERV CORPORATION

DERIVATIVE ACTION

     In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint is brought derivatively on behalf of TruServ and alleges that the individual defendants breached their fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also seeks to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleges that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing minimum annual purchase requirements upon members. The plaintiff seeks monetary and non-monetary relief in connection with the various claims asserted in the complaint. The lawsuit, despite its vintage, is in an early stage and the extent of the damages claimed has not yet been determined. The parties have entered into settlement negotiations, but a final settlement has not been reached at this time and no assurances can be given that one will be entered into.

KENNEDY ACTION

     In June 2000, various former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois) (the "Kennedy action"). The plaintiffs in the Kennedy action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar/Coast to Coast and Cotter & Company. The plaintiffs allege that after the merger, the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. The plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. Similar claims were filed against TruServ as counterclaims to various complaints filed by TruServ in McHenry County to recover accounts receivable balances from other former members. Those claims were consolidated with the Kennedy action. In March 2001, the Kennedy complaint was amended to add additional plaintiffs. Also in March 2001, another action was filed against TruServ on behalf of additional former members, in the same court, by the same law firm (the "A-Z action"). The A-Z complaint alleges substantially similar claims as those in the Kennedy action, with the principal difference being that the claims relate to the elimination of the ServiStar brand name. The Kennedy and A-Z actions have been consolidated for purposes of discovery, which is ongoing. The plaintiffs seek damages for stock repurchase payments, lost profits and goodwill, out of pocket expenses, attorney fees and punitive damages. In July 2002, the plaintiffs in these consolidated actions amended their complaints to name as defendants two former officers of TruServ. To the extent that TruServ may have indemnification obligations to these former officers, TruServ's directors and officers' liability insurance policies may be available to cover such claims.

     TruServ intends to vigorously defend all of these cases. However, a ruling in favor of any or all of the plaintiffs in the Kennedy Action, the Derivative Action or the Bess Action could have a material adverse effect on TruServ. The courts could rule that TruServ violated its Agreement with members or its By-Laws in establishing the loss allocation account; imposing the moratorium on stock redemptions; or imposing minimum purchase commitments on members. In the event of such a ruling, TruServ could be required to do one or more of the following:

     - lift the moratorium on stock redemptions; and

     - redeem members' stock presented for redemption at its full stated value.

                              TRUSERV CORPORATION

     Such actions could constitute events of default under TruServ's Senior Debt. Unless appropriate waivers were obtained from TruServ's lenders, the amounts due under the Senior Debt could become immediately due and payable or the Senior Debt agreements could have to be renegotiated. However, there can be no assurances that TruServ would be able to obtain the requisite waivers or successfully renegotiate its Senior Debt agreements. In the event TruServ was unable to obtain the requisite waivers or successfully renegotiate its Senior Debt agreements, a material adverse effect on TruServ's liquidity and capital resources could result.

PENTZ SETTLEMENT

     In June 2002, TruServ reached a comprehensive and confidential settlement with Paul Pentz, a former president of TruServ regarding his claims for bonus and retirement compensation payments.

CLAIMS AGAINST ERNST & YOUNG LLP

     TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened, if not eliminated in their entirety. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission cease and desist order described below. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful, and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending.

                              TRUSERV CORPORATION

7. PROMISSORY (SUBORDINATED) AND INSTALLMENT NOTES

     Promissory (subordinated) and installment notes consisted of the following at December 31:

                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Promissory (subordinated) notes:
  Due on December 31, 2002 -- 7.86%.........................  $     --   $ 23,253
  Due on December 31, 2003 -- 7.90%.........................    19,413     19,731
  Due on December 31, 2004 -- 9.00% to 10.00%...............    19,902     19,963
  Due on December 31, 2005 -- 7.00% to 10.00%...............    23,565      1,304
Term (subordinated) notes
  Due on June 30, 2002 -- 8.06%.............................        --     12,393
Installment notes at interest rates of 5.74% to 8.06% with
  maturities through 2004...................................     2,006      5,962
                                                              --------   --------
                                                                64,886     82,606
Less amounts due within one year............................   (21,355)   (39,633)
                                                              --------   --------
                                                              $ 43,531   $ 42,973
                                                              ========   ========

     Prior to 1997, promissory notes were issued for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of TruServ as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three-year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. The company anticipates that this practice of extending notes, based on historical results, will continue and, accordingly, these notes are classified as a component of capitalization.

     Total maturities of promissory and installment notes for fiscal years 2003, 2004 and 2005 are $21,354, $19,951 and $23,581, respectively.

     Amounts shown as scheduled repayments are the stated note amounts; however, it is an event of default in the amended debt agreements if payments of subordinated notes exceed $14,000 in 2003. TruServ's payments of such notes aggregated $17,765 in 2002 against scheduled repayments of $44,244 and maximum payment level under the debt agreements of $24,000; as such payment amount was less than the event of default ceiling amount, TruServ was in compliance. TruServ will seek members' consent in 2003 to extend the note due dates in exchange for an increase in the interest rate as it did in 2002.

                              TRUSERV CORPORATION

8. INCOME TAXES

     Income tax expense consisted of the following for the years ended December 31:

                                                              2002    2001    2000
                                                              ----   ------   ----
                                                                ($ IN THOUSANDS)
Current:
  Federal...................................................  $ --   $  203   $231
  State.....................................................   259      194    315
  Foreign...................................................    --      641    306
                                                              ----   ------   ----
  Total current.............................................   259    1,038    852
Deferred:
  Federal...................................................    --       --     --
  State.....................................................    --       --     --
  Foreign...................................................    --      339     64
                                                              ----   ------   ----
  Total deferred............................................    --      339     64
                                                              ----   ------   ----
                                                              $259   $1,377   $916
                                                              ====   ======   ====

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

                                                         2002       2001       2000
                                                        -------   --------   --------
                                                              ($ IN THOUSANDS)
Tax at U.S. statutory rate............................  $ 7,494   $(19,224)  $ 12,262
Effects of:
  Patronage dividend..................................   (7,189)        --    (12,233)
  State income taxes, net of federal benefit..........      168        126        205
  (Decrease)/increase in valuation allowance..........     (353)    18,353     (2,503)
  Non-deductible goodwill.............................       --        902      2,819
  Other, net..........................................      139      1,220        366
                                                        -------   --------   --------
                                                        $   259   $  1,377   $    916
                                                        =======   ========   ========

     Deferred income taxes reflect the net tax effects to the company of its net operating loss carryforwards, which expire in years through 2021; alternative minimum tax credit carryforwards, which do not expire, nonqualified notices of allocations, which are deductible when redeemed and do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effect of the net operating loss carryforward was reduced in 2002 by $37,076. $21,895 of the reduction is primarily attributable to changes in other deferred tax assets and liabilities, mostly due to gains from asset sales taxable in the year of sale but deferred for financial reporting purposes; and the remaining $15,181 reduction is the cumulative effect of non-cash patronage dividends applied to satisfy members' loss allocation accounts (a corresponding reduction of $15,181 was made to the valuation allowance).

     Total deferred tax assets net of deferred tax liabilities have a full valuation allowance because the company has concluded that, based on the weight of available evidence it is more likely than not that the deferred tax assets will not be realized. Deferred tax assets will only be realized to the extent future earnings are retained by TruServ and not distributed to members as patronage dividends. If tax benefits are subsequently recognized in excess of net deferred tax assets, approximately $13,619 of the resulting reduction in the valuation allowance for deferred tax assets is merger-related and will reduce goodwill.

                              TRUSERV CORPORATION

     The significant components of the company's deferred tax assets and liabilities were as follows for the years ended December 31:

                                                                2002       2001
                                                              --------   ---------
                                                                ($ IN THOUSANDS)
Deferred tax assets
  Net operating loss carryforwards..........................  $ 28,364   $  65,440
  AMT credit carryforward...................................       784         784
  Nonqualified notices of allocation........................    13,548      13,548
  Bad debt provision........................................     3,421       3,761
  Vacation pay..............................................     2,889       2,617
  Contributions to fund retirement plans....................     3,051          --
  Deferred gain from sale leaseback.........................    25,026          --
  Severance and restructuring costs.........................     6,846      12,878
  Inventory reserves........................................        --       1,272
  Rent expense..............................................     2,714       2,623
  Merger-related valuations and accruals....................     1,861       2,160
  Inventory capitalization..................................     3,126       2,657
  Other.....................................................     6,055       5,302
                                                              --------   ---------
Total deferred tax assets...................................    97,685     113,042
Valuation allowance for deferred tax assets.................   (94,952)   (110,537)
                                                              --------   ---------
Net deferred tax assets.....................................     2,733       2,505
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........     1,602         960
  Contributions to fund retirement plans....................        --         414
  Other.....................................................     1,131       1,131
                                                              --------   ---------
Total deferred tax liabilities..............................     2,733       2,505
                                                              --------   ---------
Net deferred taxes..........................................  $     --   $      --
                                                              ========   =========

9. SUPPLEMENTAL CASH FLOW INFORMATION

     The patronage dividend and promissory (subordinated) and redeemable (subordinated) term note renewals relating to non-cash operating and financing activities were as follows for the years ended December 31:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Patronage dividend payable in cash......................  $ 6,121   $  (976)  $10,459
Accrued expenses........................................     (245)     (569)       --
Promissory (subordinated) notes.........................   (4,324)   (5,888)   (1,820)
Redeemable Class A voting common stock..................       --        --         3
Redeemable Class B common stock.........................    2,497        --    (2,733)
Installment notes.......................................      (34)      (50)    2,515
Loss allocation.........................................   14,006     2,488    21,458
Member indebtedness.....................................    2,520     4,995     4,823
                                                          -------   -------   -------
  Patronage dividend....................................  $20,541   $    --   $34,705
                                                          =======   =======   =======
Member note renewals and interest rollover..............  $36,434   $21,936   $22,525
                                                          =======   =======   =======

     TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercised its set off rights in 2002 when patronage dividends were declared for members with loss allocation

                              TRUSERV CORPORATION
accounts. Also the set off rights were exercised when TruServ notes and interest came due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $16,526, which decreased the loss allocation account by $14,006 and accounts receivable by $2,520 during 2002.

     In 2001, TruServ also exercised its set off rights when TruServ notes and interest came due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $7,483, which decreased the loss allocation account by $2,488 and accounts receivable by $4,995 during 2001. $976 of the offset to accounts receivable was generated from the payment of the fiscal 2000 patronage dividend in 2001, which reduced the cash payment from $10,459 to $9,483.

     The company's non-cash financing and investing activities in fiscal year 2001 include $1,300 related to a note received for the sale of its Indianapolis, Indiana property. In fiscal year 2000, the company's non-cash financing and investing activities are due to an asset sale and related agreements with Builder Marts of America, Inc. that included a note receivable of $19,500 and debit memos of $4,000.

     Cash paid for interest during fiscal years 2002, 2001 and 2000 totaled $61,989, $59,048 and $60,059, respectively. Cash paid for income taxes during fiscal years 2002, 2001 and 2000 totaled $305, $133 and $777, respectively.

10. BENEFIT PLANS

     The change in the projected benefit obligation and in the plan assets for the company administered qualified pension plan were as follows for the years ended December 31:

                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 58,991   $ 68,181
  Service cost..............................................     5,045      5,639
  Interest cost.............................................     3,693      4,494
  Benefit payments..........................................       (26)        (1)
  Actuarial losses..........................................     5,144     10,394
  Plan amendments...........................................        19    (10,678)
  Curtailments..............................................    (1,301)        --
  Settlements...............................................   (11,849)   (19,038)
                                                              --------   --------
  Projected benefit obligation at end of year...............    59,716     58,991
Change in plan assets:
  Fair value of plan assets at beginning of year............    54,376     76,501
  Actual return on assets...................................    (5,573)    (3,086)
  Employer contributions....................................    10,000         --
  Benefit payments..........................................       (26)        (1)
  Settlements...............................................   (11,849)   (19,038)
                                                              --------   --------
  Fair value of plan assets at end of year..................    46,928     54,376
Reconciliation of funded status:
  Funded status.............................................   (12,788)    (4,616)
  Unrecognized transition asset.............................      (104)      (361)

                              TRUSERV CORPORATION

                                                                2002       2001
                                                              --------   --------
                                                               ($ IN THOUSANDS)
  Unrecognized prior service cost...........................    (7,616)    (9,793)
  Unrecognized actuarial loss...............................    26,206     17,468
                                                              --------   --------
  Prepaid expense...........................................  $  5,698   $  2,698
                                                              ========   ========

     TruServ also has a pension plan that is the supplemental executive retirement plan ("SERP"), which is an unfunded unqualified defined benefit plan. The change in the projected benefit obligation and in the plan assets for the SERP were as follows for the years ended December 31:

                                                               2002      2001
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 4,648   $ 8,317
  Service cost..............................................      342       212
  Interest cost.............................................      301       380
  Benefit payments..........................................     (390)     (390)
  Actuarial losses..........................................      129     2,786
  Plan amendments...........................................      (18)       --
  Settlements...............................................       --    (6,657)
                                                              -------   -------
  Projected benefit obligation at end of year...............    5,012     4,648
Change in plan assets:
  Fair value of plan assets at beginning of year............       --        --
  Employer contributions....................................      390     7,047
  Benefit payments..........................................     (390)     (390)
  Settlements...............................................       --    (6,657)
                                                              -------   -------
  Fair value of plan assets at end of year..................       --        --
Reconciliation of funded status:
  Funded status.............................................   (5,012)   (4,648)
  Unrecognized prior service cost...........................    3,727     4,357
  Unrecognized actuarial loss...............................    1,970     1,927
                                                              -------   -------
  Prepaid expense...........................................  $   685   $ 1,636
                                                              =======   =======

     The company recorded in Deferred credits, for the SERP plan, an additional minimum pension liability of $4,880 as of December 31, 2002, which represents the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus the previously recognized prepaid asset. The additional liability has been offset by an intangible asset, which is included in Other assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost of $1,153 at December 31, 2002 is recorded as a reduction of Members' equity in Accumulated other comprehensive income.

     The company has a prepaid pension expense for both plans of $6,383 and $4,334 at December 31, 2002 and 2001, respectively. The prepaid pension expense at December 31, 2002 and December 31, 2001 is classified in "Other current assets."

                              TRUSERV CORPORATION

     The components of net periodic pension cost for the company administered qualified pension plan were as follows for the years ended December 31:

                                                          2002      2001       2000
                                                         -------   -------   --------
                                                               ($ IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.........................................  $ 5,045   $ 5,639   $  6,098
  Interest cost........................................    3,693     4,494      8,716
  Expected return on assets............................   (4,618)   (5,986)   (12,987)
  Amortization of transition assets....................     (235)     (311)      (529)
  Amortization of prior service cost...................     (519)      (62)       340
  Amortization of actuarial loss/(gain)................       96       109       (180)
  Curtailment gain.....................................   (1,641)       --         --
  Settlement loss/(gain)...............................    5,179     5,521     (5,376)
                                                         -------   -------   --------
       Net pension cost................................  $ 7,000   $ 9,404   $ (3,918)
                                                         =======   =======   ========

     In the third quarter of fiscal year 2000, the company purchased from an insurance company non-participating annuity contracts to satisfy pension obligations related to certain former employees who were fully vested in their pension benefits. As a result of this transaction, the company recognized a pre-tax gain of approximately $5,000 in fiscal year 2000 related to the settlement of these pension obligations. Such gain has been recorded as Other income, net.

     The components of net periodic pension cost for the SERP were as follows for the years ended December 31:

                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                 ($ IN THOUSANDS)
Components of net periodic pension cost:
  Service cost.............................................  $  342   $  212   $  316
  Interest cost............................................     301      380      757
  Amortization of prior service cost.......................     611      612      612
  Amortization of actuarial loss/(gain)....................      86      169       89
  Settlement loss/(gain)...................................      --    2,759    3,411
                                                             ------   ------   ------
     Net pension cost......................................  $1,340   $4,132   $5,185
                                                             ======   ======   ======

     The company also participates in union-sponsored defined contribution plans. Costs related to these plans were $60, $30 and $169 for fiscal year 2002, 2001 and 2000, respectively.

     Plan assets consist primarily of publicly traded common stocks and corporate debt instruments.

     The assumptions used to determine TruServ's pension obligations for all plans were as follows for the years ended December 31:

                                                              2002    2001
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  6.50%   7.00%
  Expected return on assets.................................  8.00%   8.50%
  Rate of compensation increase.............................  3.50%   4.50%

                              TRUSERV CORPORATION

     TruServ also maintains a defined benefit retirement medical plan for former SCC employees who met certain age and service criteria that was frozen at the time of the Merger. The company contributes $0.105 per month per person for such employees who elect coverage for themselves and their dependents. The company also maintains similar benefits for some former SCC executives who were also contractually eligible for such coverage.

     The change in the benefit obligation and in the plan's assets for the company's post-retirement plan, as well as the components of net periodic post-retirement benefit cost, was as follows for the years ended December 31:

                                                               2002        2001
                                                              -------     -------
                                                               ($ IN THOUSANDS)
Change in benefit obligation:
  Accumulated post-retirement benefit obligation at
     beginning of year......................................  $ 4,972     $ 4,747
  Interest cost.............................................      415         350
  Claims paid...............................................     (597)       (427)
  Actuarial losses..........................................    1,476         302
                                                              -------     -------
  Accumulated post-retirement benefit obligation at end of
     year...................................................    6,266       4,972
                                                              -------     -------
Change in plan assets:
  Fair value of plan assets at beginning of year............       --          --
  Employer contribution.....................................      597         427
  Claims paid...............................................     (597)       (427)
                                                              -------     -------
  Fair value of plan assets at end of year..................       --          --
                                                              -------     -------
Reconciliation of funded status:
  Funded status.............................................   (6,266)     (4,972)
  Unrecognized actuarial losses.............................    1,757         326
                                                              -------     -------
  Net amount recognized.....................................   (4,509)     (4,646)
                                                              -------     -------
Component of net periodic post-retirement benefit cost:
  Interest cost.............................................      415         350
  Amortization of (gain)/loss...............................       45          --
                                                              -------     -------
  Net periodic benefit cost.................................  $   460     $   350
                                                              =======     =======

     The effect of a one percentage point increase in the medical trend rate would increase the interest cost component by $11 and the post-retirement benefit obligation by $150. The effect of a one percentage point decrease in the medical trend rate would decrease the interest cost components by $9 and the post-retirement benefit obligation by $126.

     The assumptions used to determine TruServ's health benefit obligations were as follows for the years ended December 31:

                                                              2002   2001
                                                              ----   ----
Weighted average assumptions:
  Discount rate.............................................  6.50%  7.00%
  Medical trend rate........................................  5.00%  5.00%

11. SEGMENT INFORMATION

     The company is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. The company identifies segments based on management responsibility and the nature of the business activities of each component of the company. The company measures segment earnings

                              TRUSERV CORPORATION
as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                                     DECEMBER 31, 2002
                                                        --------------------------------------------
                                                                          PAINT
                                                                      MANUFACTURING     CONSOLIDATED
                                                         HARDWARE    AND DISTRIBUTION      TOTALS
                                                        ----------   ----------------   ------------
                                                                      ($ IN THOUSANDS)
Net sales to external customers.......................  $2,060,282       $115,169        $2,175,451
Interest expense......................................      57,349          4,546            61,895
Depreciation and amortization.........................      33,409          1,442            34,851
Segment net margin....................................      11,967          9,186            21,153
Identifiable segment assets...........................     652,815         50,556           703,371
Expenditures for long-lived assets....................      12,061            777            12,838

                                                                DECEMBER 31, 2001
                                     ------------------------------------------------------------------------
                                                       PAINT                     ELIMINATION
                                                   MANUFACTURING               OF INTERSEGMENT   CONSOLIDATED
                                      HARDWARE    AND DISTRIBUTION   CANADA         ITEMS           TOTALS
                                     ----------   ----------------   -------   ---------------   ------------
                                                                 ($ IN THOUSANDS)
Net sales to external customers....  $2,404,553       $130,484       $84,397       $    --        $2,619,434
Intersegment sales.................          --          1,649            --        (1,649)               --
Interest expense...................      58,967          3,819           487            --            63,273
Depreciation and amortization......      39,344          1,671           504            --            41,519
Segment net margin/(loss)..........     (64,562)        12,826         1,049            --           (50,687)
Identifiable segment assets........     963,736         54,757         2,344            --         1,020,837
Expenditures for long-lived
  assets...........................      14,188            615           348            --            15,151

                                                                DECEMBER 31, 2000
                                    -------------------------------------------------------------------------
                                                      PAINT                      ELIMINATION
                                                  MANUFACTURING                OF INTERSEGMENT   CONSOLIDATED
                                     HARDWARE    AND DISTRIBUTION    CANADA         ITEMS           TOTALS
                                    ----------   ----------------   --------   ---------------   ------------
                                                                ($ IN THOUSANDS)
Net sales to external customers...  $3,745,524       $139,109       $109,009       $    --        $3,993,642
Intersegment sales................          --          1,856             --        (1,856)               --
Interest expense..................      62,184          4,661            861            --            67,706
Depreciation and amortization.....      40,482          1,752            799            --            43,033
Segment net margin................      24,984          9,000            133            --            34,117
Identifiable segment assets.......   1,162,319         52,020         21,675            --         1,236,014
Expenditures for long-lived
  assets..........................      11,365            627            534            --            12,526

     The company does not have a significant concentration of members in any geographic region of the United States or in any foreign countries.

12. ASSET SALES

     Effective December 29, 2000, the company sold the assets, primarily inventory, of the lumber and building materials ("LBM") business, comprising fiscal year 2000 sales of approximately $1,100,000, to Builder Marts of America, Inc. ("BMA"). In connection with this sale, the company received consideration of $20,200 in cash (of which $1,000 was held in escrow until December 31, 2001 to satisfy any contingencies or disputes between the parties and which, accordingly, is classified as Restricted cash), a $19,500 note receivable (payable in annual installments through December 31, 2007 and carrying an interest rate of 7.75% per annum) and $4,000 in debit memos to be used as an offset against amounts payable to BMA existing at the date of the sale. Additionally, the company recorded deferred credits totaling $9,500 related to certain

                              TRUSERV CORPORATION
non-compete, cooperation, trademark and license, and lease agreements entered into with BMA; such amount will be amortized to income over the lives of the underlying agreements, generally 5-10 years. The company also relieved $4,600 of goodwill (net) and $700 of inventory related to the LBM business at the time of the sale. As a result of the above, the company recognized a gain of $28,900 in the fourth quarter of 2000, which is recorded in Gain on sale of assets. As of December 31, 2002, all but $100 of the note receivable was paid by BMA.

     Effective October 22, 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate to the current management group of the cooperative. Net proceeds from the transaction were $9,654. The company recorded a net gain of $1,550 which is recorded in Gain on sale of assets.

     In August 2002, TruServ sold its Brookings, South Dakota regional distribution center to Rainbow Play Systems Properties of Brookings, LLC. The net proceeds after all closing costs for this sale of $6,286 were distributed to the senior lenders in the third quarter in accordance with the amended intercreditor agreement to pay down short-term borrowings and prepay long-term senior debt.

13. SALE LEASEBACK

     On December 31, 2002, TruServ sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. The sale resulted in net proceeds to TruServ of $121,438, which were used to pay Senior Debt. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. TruServ then entered into leases with each of three purchasers to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in TruServ's financial statements. The resulting gain on sale of $55,564, recorded as Deferred gain in the balance sheet and to be amortized to income on a straight line basis over the initial 20 year lease term.

     Each lease is a "triple-net" lease under which TruServ is obligated to pay all operating expenses of the property, all taxes and other impositions related to the property, to maintain and insure the property and, with minor exceptions, to rebuild the improvements after a casualty or condemnation. TruServ also indemnifies the landlord from any loss, cost, damage or liability arising out of the use, ownership or operation of the property, including any liability related to hazardous materials.

     TruServ's obligation to pay rent under the leases is absolute, with no right to offset or abatement. The three leases are cross-defaulted, such that a default under one of the lease constitutes a default under each of the other leases. Events of default under the leases relate to TruServ's "triple-net" lease obligations, as described above, and do not include any financial covenants. TruServ has no right to terminate any of the leases, with minor exceptions as described in the leases.

     TruServ sold the distribution facilities located in Corsicana, Texas and Woodland, California to and now leases them from Wrench (DE) Limited Partnership. TruServ sold the distribution facilities located in Kingman, Arizona, Fogelsville, Pennsylvania and Springfield, Oregon to and now leases them from Bolt (DE) Limited Partnership. TruServ sold the distribution facilities located in Jonesboro, Georgia and Kansas City, Missouri to and now leases them from Hammer (DE) Limited Partnership. The three limited partnerships are affiliated with W.P. Carey Investments, an investment firm independent of TruServ. TruServ pays rent under each lease quarterly in January, April, July and October. The aggregate annual rent under all three leases for the first year of the lease totals $12,007. Rent under the leases increases 2% each year during the initial 20 year lease term.

     TruServ has the right to extend each lease for two additional periods. The first extension period under each lease is for a term of nine years and 11 months and the second is for a term of 10 years. TruServ may elect to renew a lease or leases with respect to any one or more of the properties without renewing the lease or

                              TRUSERV CORPORATION
leases with respect to all of the properties subject thereto. TruServ has the right to assign the lease without the landlord's prior written consent, but subject to certain conditions described in the leases. Provided that TruServ assigns the rent thereunder to the landlord, TruServ may sublet all or any part of any property without the landlord's consent.

     TruServ continues to evaluate opportunities to capitalize on the increase in market value over the historical book value of its owned real estate assets through additional sale leaseback transactions, mortgages or other financing methods.

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

     Selected quarterly financial information for each of the four quarters in fiscal 2002 and 2001 is as follows:

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                                 ($ IN THOUSANDS)
2002
  Revenues.........................................  $553,228   $597,856   $499,818   $524,549
  Net margin before income taxes...................     4,738     10,493      6,031        150
  Net margin.......................................     4,648     10,433      5,934        138
2001
  Revenues.........................................  $654,350   $747,765   $621,977   $595,342
  Net margin/(loss) before income taxes............   (13,900)     2,847     (2,345)   (35,912)
  Net margin/(loss)................................   (13,936)     2,573     (2,477)   (36,847)

15. RESTRUCTURING CHARGES AND OTHER RELATED EXPENSES

     In fiscal 2002, TruServ incurred restructuring and other related charges of $6,284, of which $3,313 related to restructuring, and $2,971 related to other post-employment and asset impairment charges. The restructuring charge of $3,313 in fiscal 2002 resulted from TruServ's continued workforce reductions initiated in fiscal 2000 and 2001 related to distribution center closures and workforce reductions in the organization. This charge was comprised of $2,316 for severance and $2,296 for facility exit costs, offset by a $1,299 reduction in asset impairment charges. The severance charges of $2,316 primarily consisted of additional workforce reductions at the corporate headquarters in Chicago, Illinois. The facility exit costs of $2,296 related to exiting the Hagerstown, Maryland distribution center, which was completed prior to December 31, 2002. The $1,299 reduction of asset impairment charges consisted of a $927 favorable adjustment to the asset value for the closing of the of the Brookings, South Dakota distribution center based on actual proceeds received on the sale of this facility in 2002. It also included a $372 favorable adjustment relating to the transfer of certain Hagerstown, Maryland equipment to other facilities, the value of which had been fully reserved in 2001. The other charges of $2,971 consisted of $1,769 for asset impairment and $1,202 for post-employment charges. The asset impairment charge of $1,769 related to the write-down of the East Butler, Pennsylvania facility. The post-employment charge of $1,202 was comprised of $352 relating to severance charges for the Cary, Illinois facility, and $850 relating to severance charges for the corporate headquarters in Chicago, Illinois.

     In fiscal 2001, TruServ recorded a charge to income of $38,522, of which $10,722 was for severance, $18,901 was for facility exit costs for the distribution centers, and $8,899 was for asset impairments. The largest component of these exit costs related to the Hagerstown, Maryland distribution center closure, which is subject to a synthetic lease. The difference of approximately $14,800 between the lease obligation at December 31, 2001 of $40,000 and management's estimate of the fair value of the building was the major component of its facility exit costs in 2001. This obligation and the original cost of the facility are not recorded on TruServ's balance sheet because it does not meet the requirement for capital lease treatment under

                              TRUSERV CORPORATION

Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases." At December 31, 2002, the synthetic lease had a principal balance of $33,383, which is due at the end of the amended lease term, which is the earlier of December 31, 2003 or the termination of the existing revolving credit facility.

     Restructuring initiatives summary (dollar amounts in thousands):

                                      DECEMBER 31, 2001    ADDITIONAL                              DECEMBER 31, 2002
                                        RESTRUCTURING     RESTRUCTURING      ASSET                   RESTRUCTURING
                                           RESERVE           CHARGES      IMPAIRMENTS   PAYMENTS        RESERVE
                                      -----------------   -------------   -----------   --------   -----------------
                                                                     ($ IN THOUSANDS)
Closure of Henderson, North Carolina
distribution center:
  Severance and outplacement........       $   150           $    12        $   --      $   (162)       $    --
                                           -------           -------        ------      --------        -------
                                               150                12            --          (162)            --
                                           -------           -------        ------      --------        -------
Closure of Indianapolis, Indiana
distribution center:
  Severance and outplacement........            78                 8            --           (86)            --
                                           -------           -------        ------      --------        -------
                                                78                 8            --           (86)            --
                                           -------           -------        ------      --------        -------
Closure of Brookings, South Dakota
distribution center:
  Severance and outplacement........         1,608               165            --        (1,621)           152
  Facility exit costs...............           979                --            --          (979)            --
  Asset impairments.................            --              (927)          927            --             --
                                           -------           -------        ------      --------        -------
                                             2,587              (762)          927        (2,600)           152
                                           -------           -------        ------      --------        -------
Closure of Hagerstown, Maryland
distribution center:
  Severance and outplacement........         1,122               501            --          (979)           644
  Facility exit costs...............        17,000             2,296            --        (8,266)        11,030
  Asset impairments.................            --              (372)          372            --             --
                                           -------           -------        ------      --------        -------
                                            18,122             2,425           372        (9,245)        11,674
                                           -------           -------        ------      --------        -------
Corporate headquarter workforce
reduction:
  Severance and outplacement........         5,312             1,630            --        (3,497)         3,445
                                           -------           -------        ------      --------        -------
                                             5,312             1,630            --        (3,497)         3,445
                                           -------           -------        ------      --------        -------
Total:
  Severance and outplacement........         8,270             2,316            --        (6,345)         4,241
  Facility exit costs...............        17,979             2,296            --        (9,245)        11,030
  Asset impairments.................            --            (1,299)        1,299            --             --
                                           -------           -------        ------      --------        -------
                                           $26,249           $ 3,313        $1,299      $(15,590)       $15,271
                                           =======           =======        ======      ========        =======

                              TRUSERV CORPORATION

                                       DECEMBER 31, 2000    ADDITIONAL                              DECEMBER 31, 2001
                                         RESTRUCTURING     RESTRUCTURING      ASSET                   RESTRUCTURING
                                            RESERVE           CHARGES      IMPAIRMENTS   PAYMENTS        RESERVE
                                       -----------------   -------------   -----------   --------   -----------------
                                                                      ($ IN THOUSANDS)
Closure of Henderson, North Carolina
distribution center:
  Severance and outplacement.........       $   --            $   569        $    --     $  (419)        $   150
  Facility exit costs................          150                780             --        (930)             --
                                            ------            -------        -------     -------         -------
                                               150              1,349             --      (1,349)            150
                                            ------            -------        -------     -------         -------
Closure of Indianapolis, Indiana
distribution center:
  Severance and outplacement.........          861                106             --        (889)             78
  Facility exit costs................          901                142             --      (1,043)             --
                                            ------            -------        -------     -------         -------
                                             1,762                248             --      (1,932)             78
                                            ------            -------        -------     -------         -------
Closure of Brookings, South Dakota
distribution center:
  Severance and outplacement.........           --              1,656             --         (48)          1,608
  Facility exit costs................           --                979             --          --             979
  Asset impairments..................           --              5,338         (5,338)         --              --
                                            ------            -------        -------     -------         -------
                                                --              7,973         (5,338)        (48)          2,587
                                            ------            -------        -------     -------         -------
Closure of Hagerstown, Maryland
distribution center:
  Severance and outplacement.........           --              1,122             --          --           1,122
  Facility exit costs................           --             17,000             --          --          17,000
  Asset impairments..................           --              3,561         (3,561)         --              --
                                            ------            -------        -------     -------         -------
                                                --             21,683         (3,561)         --          18,122
                                            ------            -------        -------     -------         -------
Corporate headquarter workforce
reduction:
  Severance and outplacement.........           --              7,269             --      (1,957)          5,312
                                            ------            -------        -------     -------         -------
                                                --              7,269             --      (1,957)          5,312
                                            ------            -------        -------     -------         -------
Total:
  Severance and outplacement.........          861             10,722             --      (3,313)          8,270
  Facility exit costs................        1,051             18,901             --      (1,973)         17,979
  Asset impairments..................           --              8,899         (8,899)         --              --
                                            ------            -------        -------     -------         -------
                                            $1,912            $38,522        $(8,899)    $(5,286)        $26,249
                                            ======            =======        =======     =======         =======

16. SUBSEQUENT EVENTS

     On March 13, 2003, TruServ amended its synthetic lease, revolving credit facility and senior note agreements primarily to: (1) finalize the financial covenants to allow for the substantial reduction in debt and the corresponding increase in rent payments resulting from the December 31, 2002 sale leaseback transaction (see Note 13) and (2) to extend the maturity date of the Hagerstown facility's synthetic lease obligation to the earlier of December 31, 2003 or a refinancing of the revolving credit facility.

     On March 7, 2003, TruServ paid patronage dividends in the amount of $20,541 related to the fiscal year ended December 31, 2002.

     On March 4, 2003, the Commission entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to TruServ Corporation, SEC File No. 3-11050 (the "Order"). TruServ consented to the entry of the Order without admitting or denying the findings in the Order.

                              TRUSERV CORPORATION

     The Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss of $131,000. The Order found that, from approximately July 1997 through the end of 1999, TruServ's accounting systems and internal controls related to inventory management were inadequate. The Order also found that these deficiencies caused TruServ to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. According to the Order, TruServ filed erroneous reports on Form 10-Q for the first, second and third quarters of 1998 and 1999 and an erroneous report on Form 10-K for 1998. In 1999, TruServ reported a loss, caused by weaknesses in the accounting practices and internal controls at TruServ, of approximately $131,000.

     The largest component of the 1999 loss of $131,000 represented adjustments to inventory and merchandise payable. Specifically, the Commission found that TruServ had in 1998 and the first three quarters of 1999 misstated accounts, including unbilled merchandise, claims for returned merchandise from members, and additional stock adjustments, consisting of lost and found merchandise, damaged goods, and others.

     The Order also found that TruServ and its senior management had notice of its internal control problems as early as February 1997, through a report prepared by its internal audit department. The report noted several specific, recurring problems in data entry concerning inventory management that caused significant discrepancies in TruServ's inventory records. According to the Order, no one acted on the 1997 report, even though it concluded that TruServ did not have adequate internal controls over its inventory systems.

     TruServ investigated the causes of the inventory and merchandise payable adjustments, and in order to prevent problems from occurring in the future, it adopted several changes in procedure to correct accounting weaknesses. According to the Order, as a result of these systemic flaws, TruServ is not able to restate any of the erroneous filings made in 1998 and 1999. The Commission made no allegations of fraud nor did it seek civil monetary penalties in connection with entering the Order.

     Pursuant to the Order, TruServ has agreed to continue to maintain the procedures that it has adopted since the Spring of 2000 and otherwise to comply with the accounting, record keeping and internal control provisions of the Securities and Exchange Act of 1934 (the "Exchange Act"). In addition, TruServ will continue to employ as a member of its management team, during the fiscal years ending 2002, 2003 and 2004, a Director of Internal Audit who will be responsible for executing TruServ's internal audit plan and will continue to engage a public accounting firm to assist the Director of Internal Audit in performing internal audit procedures.

     Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit will prepare and deliver to TruServ's board audit committee, with copies to the Commission, TruServ's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls.

     On March 4, 2003, the Commission also entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to Kerry Kirby, File No. 3-11053 (the "Kirby Order"). The Kirby Order made substantially all of the findings that were made in the Order. In addition, the Kirby Order found that Kerry Kirby, the chief financial officer of TruServ from July 1997 to May 1999, in part due to his failure to act on the internal audit report that TruServ's accounting systems were flawed, was a cause of TruServ's violations of securities laws requiring the accurate financial reporting, accurate books and records and adequate internal controls.

ITEM 14(a)(2). INDEX TO FINANCIAL STATEMENT SCHEDULES.

                                                               PAGE(S)
                                                               -------
Schedule II -- Valuation and Qualifying Accounts............   F-37

                              TRUSERV CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
            FOR FISCAL YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002       2001        2000
                                                              --------   ---------   ---------
                                                                      ($ IN THOUSANDS)
Allowance for Doubtful Accounts:
  Balance at beginning of year..............................   $9,402     $ 7,170     $ 5,613
  Provision for doubtful accounts...........................      120       6,275       9,147
  Write-offs of doubtful accounts(1)........................     (969)     (4,043)     (7,590)
                                                               ------     -------     -------
  Balance at end of year....................................   $8,553     $ 9,402     $ 7,170
                                                               ======     =======     =======

---------------

(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

INVENTORY RESERVES

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   --------
                                                                      ($ IN THOUSANDS)
Reserve for Inventory:
  Balance at beginning of year..............................  $ 15,636    $ 12,717    $ 1,142
  Provision for inventory reserves..........................    10,620      14,977     14,204
  Write-off of inventory....................................   (15,822)    (12,058)    (2,629)
                                                              --------    --------    -------
  Balance at end of year....................................  $ 10,434    $ 15,636    $12,717
                                                              ========    ========    =======

ITEM 14(a)(3). INDEX TO EXHIBITS

    EXHIBITS
    ENCLOSED                            DESCRIPTION
    --------                            -----------
       4-C      Specimen certificate of Class A common stock.
       4-D      Specimen certificate of Class B common stock.
       4-E      Promissory (subordinated) note form.
       4-F      Installment note form.
       4-U      Second Amendment dated December 30, 2002 amends the Amended and Restated Note Purchase Agreement Dated April 14, 2000
                for $105,000,000 Amended and Restated Senior Secured Notes
                due 2008.
       4-V      Fifth Amendment dated December 30, 2002 to the Amended and
                Restated Private Shelf Agreement between TruServ Corporation and Prudential Insurance Company of America dated November
                13, 1997 for $150,000,000 and to Note Agreement of
                $50,000,000, dated as of April 13, 1992, between Cotter &
                Company and Prudential.
       4-W      First Amendment dated December 30, 2002 to the First Amended and Restated Intercreditor Agreement among Bank of America,
                N.A. as Agent under a Credit Agreement with TruServ
                Corporation; Allstate Insurance Company and certain
                financial institutions; The Prudential Insurance Company of
                America and certain of its affiliates; Shelf Noteholders,
                TruServ 1998 Trust, Wilmington Trust Company in its
                individual capacity and as owner trustee, BMO Global Capital
                Solutions, Inc., Bank of Montreal, as Administrative Agent;
                Bank of America, N.A., as Collateral Agent and TruServ
                Corporation, et al. dated as of April 11, 2002.
       4-X      First Amendment dated December 30, 2002 to the Second
                Amended and Restated Credit Agreement dated as of April 11,
                2002 for $200,000,000 between TruServ Corporation, various financial institutions, and Bank of America.
       4-Y      Fifth amendment dated as of December 30, 2002 to the
                Participation Agreement dated as of April 30, 1998 for
                $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal.
       4-Z      Third Amendment dated March 13, 2003 amends the Amended and
                Restated Note Purchase Agreement Dated April 14, 2000 for
                $105,000,000 Amended and Restated Senior Secured Notes due
                2008.
       4-AA     Sixth Amendment dated March 13, 2003 to the Amended and
                Restated Private Shelf Agreement between TruServ Corporation and Prudential Insurance Company of America dated November
                13, 1997 for $150,000,000 and to Note Agreement of
                $50,000,000, dated as of April 13, 1992, between Cotter &
                Company and Prudential.
       4-AB     Sixth amendment dated as of March 13, 2003 amends the
                Participation Agreement dated as of April 30, 1998 for
                $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal.
       4-AC     Second Amendment dated March 13, 2002 to the Second Amended and Restated Credit Agreement dated as of April 11, 2002 for
                $200,000,000 between TruServ Corporation, various financial institutions, and Bank of America.
      10-C      TruServ Corporation Defined Lump Sum Pension Plan as Amended
                and Restated Effective as of January 1, 1998; including
                amendments through December 30, 2002.
      10-D      TruServ Corporation Savings and Compensation Deferral Plan
                as Amended and Restated Effective January 1, 1998; including amendments through December 2002.
      10-E      TruServ Supplemental Retirement Plan (As Amended and
                Restated Effective December 15, 2002).
      10-J      Lease Agreement by and between Hammer (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002

    EXHIBITS
    ENCLOSED                            DESCRIPTION
    --------                            -----------
      10-K      Lease Agreement by and between Bolt (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
      10-L      Lease Agreement by and between Wrench (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
      10-M      Termination Agreement and General Release between the
                company and Robert Ostrov dated March 20, 2003.
      21        Subsidiaries
    99.1        Section 906 Certification (Chief Executive Officer)
    99.2        Section 906 Certification (Chief Financial Officer)
    99.3        Code of Ethics

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between the company and ServiStar Coast to Coast Corporation
                ("SCC"). Incorporated by reference--Exhibit 2-A to
                Registration Statement on Form S-4 (No. 333-18397).
       4-A      Amended and Restated Certificate of Incorporation of the
                company, effective July 1, 1997. Incorporated by
                reference--Exhibit 2-A to Registration Statement on Form S-4
                (No. 333-18397).
       4-B      By-Laws of the company, effective December 17, 2001.
                Incorporated by reference--Exhibit 4-B to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 2001.
       4-G      Copy of Note Agreement with Prudential Insurance Company of
                America dated April 13, 1992 securing 8.60% Senior Notes in the principal sum of $50,000,000 with a maturity date of
                April 1, 2007. Incorporated by reference--Exhibit 4-J to
                Post-Effective Amendment No. 2 to Registration Statement on
                Form S-2 (No. 33-39477).
       4-H      Amended and Restatement dated April 14, 2000 to Credit
                Agreement dated September 10, 1998 for $105,000,000 Note
                Purchase Agreement between TruServ Corporation and various purchasers. Incorporated by reference--Exhibit 4-Q to Post
                Effective Amendment No. 10 to Registration Statement on Form
                S-2 to Form S-4 (No. 333-18397).
       4-I      Amended and Restated Private Shelf Agreement between TruServ
                Corporation and Prudential Insurance Company of America
                dated November 13, 1997 for $150,000,000. Incorporated by
                reference--Exhibit 4-M to Post-Effective Amendment No. 5 to
                Registration Statement on Form S-4 (No. 333-18397)
       4-J      Second Amended and Restated Credit Agreement dated as of
                April 11, 2002 for $200,000,000 Revolving credit between
                TruServ Corporation, various financial institutions, and
                Bank of America. Incorporated by reference--Exhibit 4-J to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
       4-K      Amendment dated May 12, 1999 to the Amended and private
                Shelf Agreement between TruServ Corporation and Prudential
                Insurance Company of America dated November 13, 1997 for
                $150,000,000. Incorporated by reference--Exhibit 4-M to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (File No. 2-20910).

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-L      Amendment dated April 14, 2000 to the Amended and Private
                Shelf Agreement between TruServ Corporation Prudential
                Insurance Company of America dated November 13, 1997 for
                $150,000,000 and to Note Agreement of $50,000,000, dated as of April 13, 1992, between Cotter & Company and Prudential.
                Incorporated by reference on Exhibit 4-N to Post-Effective
                Amendment No. 10 to Registration Statement on Form S-2 to
                Form S-4 (No. 333-18397)
       4-M      Security Agreement dated as of April 14, 2000 among TruServ
                Corporation, various subsidiaries of the Company and Bank of
                America, N.A., as Collateral Agent. Incorporated by
                reference--Exhibit 4-M to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2001.
       4-N      First Amendment dated as of April 11, 2002 amends the
                Security Agreement dated of as April 14, 2000 among TruServ
                Corporation, various subsidiaries of the Company and Bank of
                America, N.A., as Collateral Agent. Incorporated by
                reference--Exhibit 4-N to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2001.
       4-O      Participation Agreement dated April 30, 1998 for $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by reference--Exhibit 4-M to Post-Effective Amendment No. 6 to Registration Statement
                on Form S-4 (No. 333-18397)
       4-P      Fourth amendment dated as of April 11, 2002 amends the
                Participation Agreement dated as of April 30, 1998 for
                $40,000,000 between TruServ Corporation, various financial institutions and Bank of Montreal. Incorporated by
                reference--Exhibit 4-P to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2001.
       4-Q      Amendment dated as of April 11, 2002 amends the Amended and
                Restated Note Purchase Agreement dated April 14, 2000 to
                Credit Agreement dated September 10, 1998 for $105,000,000
                Note Purchase Agreement between TruServ Corporation and
                various purchasers. Incorporated by reference--Exhibit 4-Q to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2001.
       4-R      Amendment dated April 11, 2002 to the Amended Private Shelf
                Agreement between TruServ Corporation and Prudential
                Insurance Company of America for $150,000,000 dated April
                14, 2000 to the Amended and Restated Private Shelf Agreement
                between TruServ Corporation and Prudential Insurance Company of America dated November 13, 1997 for $150,000,000 and to
                Note Agreement of $50,000,000, dated as of April 13, 1992, between Cotter & Company and Prudential. Incorporated by
                reference--Exhibit 4-R to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2001.
       4-S      First Amended and Restated Intercreditor Agreement among
                Bank of America, N.A. as Agent under a Credit Agreement with
                TruServ Corporation, Allstate Insurance Company and certain financial institutions. The Prudential Insurance Company of
                America and certain of its affiliates. Shelf Noteholders,
                TruServ 1998 Trust, Wilmington Trust Company in its
                individual capacity and as owner trustee, BMO Global Capital
                Solutions, Inc., Bank of Montreal, as Administrative Agent.
                Bank of America, N.A., as Collateral Agent and TruServ
                Corporation, et al. dated as of April 11, 2002. Incorporated by reference--Exhibit 4-S to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
       4-T      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between the company and its members that offer primarily
                hardware and related items. Incorporated by reference--
                Exhibit 10-A to the Registrant's Annual Report on Form 10-K
                for the fiscal year ended December 31, 2000.

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-B      Current Form of "Subscription to Shares of TruServ."
                Incorporated by reference--Exhibit 10-B to Registration
                Statement on Form S-2 (No. 333-18397).
      10-F      Retail Conversion Funds Agreement dated as of December 9,
                1996 between the company and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).
      10-G      Employment Agreement between the company and Pamela Forbes
                Lieberman dated November 15, 2001. Incorporated by
                reference--Exhibit 10-H to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2001

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2002 has been sent to security holders. Copies of such Annual Report and proxy soliciting materials will subsequently be furnished to the Securities and Exchange Commission.