Form 10-Q
period 2003-03-29
TRUSERV CORP
filed 2003-05-13
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] : No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of April 26, 2003.

Class A Common Stock, $100 Par Value........................    475,740 Shares
Class B Common Stock, $100 Par Value........................  1,756,457 Shares

                          ITEM 1. FINANCIAL STATEMENTS
                                ($ in thousands)

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                 March 29,
                                                                                   2003           December 31,
                                                                                (Unaudited)           2002
                                                                                -----------       ------------
Current assets:
      Cash and cash equivalents                                                 $     7,690       $      9,001
      Restricted cash                                                                15,252             15,755
      Accounts and notes receivable, net of allowance for doubtful
          accounts of $8,252 and $8,553                                             246,880            207,709
      Inventories (Note 5)                                                          292,827            234,448
      Other current assets                                                           25,381             23,440
                                                                                -----------       ------------
          Total current assets                                                      588,030            490,353

Properties, net of accumulated depreciation of $280,961 and $274,519                 85,721             91,116
Goodwill, net                                                                        91,474             91,474
Other assets                                                                         26,760             30,428
                                                                                -----------       ------------

          Total assets                                                          $   791,985       $    703,371
                                                                                ===========       ============

                       LIABILITIES AND MEMBERS' CAPITALIZATION

Current liabilities:
       Accounts payable                                                         $   320,750       $    199,566
       Outstanding checks                                                            31,969             28,884
       Accrued expenses                                                              85,924             84,082
       Short-term borrowings                                                          8,787             27,852
       Current maturities of long-term debt, notes and capital lease
             obligations                                                             53,375             59,797
       Patronage dividend payable in cash (Note 3)                                      114              6,121
                                                                                -----------       ------------
             Total current liabilities                                              500,919            406,302

Long-term debt, including capital lease obligations, less current
       maturities                                                                   123,962            125,021
Deferred gain on sale leaseback (Note 8)                                             52,147             52,786
Deferred credits                                                                     19,919             20,282
                                                                                -----------       ------------
             Total long-term liabilities and deferred credits                       196,028            198,089

             Total liabilities and deferred credits                                 696,947            604,391

Commitments and contingencies                                                             -                  -

Members' capitalization:
       Promissory (subordinated) and installment notes, net of current
             portion                                                                 43,496             43,531

Members' equity:
       Redeemable Class A voting common stock, $100 par value;
             750,000 shares authorized; 475,740 and 474,360 shares
             issued and fully paid; 34,320 and 35,700 shares issued (net
             of subscriptions receivable of $872,000 and $886,000)                   50,134             50,120
       Redeemable Class B non-voting common stock and paid-in
             capital, $100 par value; 4,000,000 shares authorized;
             1,756,457 and 1,756,457 shares issued and fully paid                   176,945            176,945
       Loss allocation (Note 4)                                                     (75,971)           (75,966)
       Deferred patronage                                                           (25,606)           (25,793)
       Accumulated deficit                                                          (72,807)           (68,704)
       Accumulated other comprehensive loss                                          (1,153)            (1,153)
                                                                                -----------       ------------
             Total members' equity                                                   51,542             55,449
                                                                                -----------       ------------

             Total members' capitalization                                           95,038             98,980
                                                                                -----------       ------------

             Total liabilities and members' capitalization                      $   791,985       $    703,371
                                                                                ===========       ============

            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                                 For the thirteen weeks ended
                                                                                 March 29,         March 30,
                                                                                   2003               2002
                                                                                -----------       ------------
Net revenues                                                                    $   449,474       $    548,429
Costs and expenses:
       Cost of revenues                                                             405,589            494,243
       Logistics and manufacturing expenses                                          16,061             15,599
       Selling, general and adminstrative expenses                                   23,012             19,373
       Restructuring charges and other related expenses (Note 6)                         17                  -
       Interest expense to members                                                    1,385              1,666
       Third party interest expense                                                   7,824             13,886
       Gain on sale of assets                                                           (40)               (61)
       Other income, net                                                               (541)            (1,015)
                                                                                -----------       ------------

Net margin/(loss) before income taxes                                                (3,833)             4,738

Income tax expense                                                                       84                 90
                                                                                -----------       ------------

Net margin/(loss)                                                               $    (3,917)      $      4,648
                                                                                ===========       ============

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                 For the thirteen weeks ended
                                                                                 March 29,          March 30,
                                                                                   2003               2002
                                                                                -----------       ------------
Operating activities:
      Net margin/(loss)                                                         $    (3,917)      $      4,648
      Adjustments to reconcile net margin/(loss) to cash
           and cash equivalents provided by/(used for) operating
           activities:
           Depreciation and amortization                                              7,147              9,351
           Provision for allowance for doubtful accounts                               (137)             1,010
           Restructuring charges and other related expenses                              17                  -
           Gain on sale of assets                                                       (40)               (61)
           Net change in working capital components                                  22,393            (33,277)
                                                                                -----------       ------------
      Net cash and cash equivalents provided by/(used for)
           operating activities                                                      25,463            (18,329)
                                                                                -----------       ------------

Investing activities:
      Additions to properties                                                          (745)            (1,868)
      Proceeds from sale of properties                                                   43                108
      Changes in restricted cash                                                        503              1,187
      Changes in other assets                                                         2,624              1,113
                                                                                -----------       ------------
      Net cash and cash equivalents provided by investing
           activities                                                                 2,425                540
                                                                                -----------       ------------

Financing activities:
      Payment of patronage dividend                                                  (5,721)                 -
      Payment of notes, long-term debt and lease obligations                         (7,512)            (2,539)
      Increase/(decrease) in outstanding checks                                       3,085            (52,168)
      (Payments of)/proceeds from short-term borrowings, net                        (19,065)                52
      Proceeds from Class A common stock subscription
           receivable                                                                    14                 84
                                                                                -----------       ------------
      Net cash and cash equivalents used for financing
           activities                                                               (29,199)           (54,571)
                                                                                -----------       ------------

      Net decrease in cash and cash equivalents                                      (1,311)           (72,360)
      Cash and cash equivalents at beginning of period                                9,001             88,816
                                                                                -----------       ------------
      Cash and cash equivalents at end of period                                $     7,690       $     16,456
                                                                                ===========       ============

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at March 29, 2003, the condensed consolidated statement of operations for the thirteen weeks ended March 29, 2003 and March 30, 2002, and the condensed consolidated statement of cash flows for the thirteen weeks ended March 29, 2003 and March 30, 2002 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 included in TruServ's 2002 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation (see Note 10). These reclassifications had no effect on Net margin/(loss) for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. There is no estimated patronage dividend for the three-month period ended March 29, 2003; however, a patronage dividend is forecasted for the year. The estimated patronage dividend for the corresponding period for 2002 was $4,587. TruServ's By-Laws and Internal Revenue Service regulations require the payment of at least 20% of patronage dividends in cash. In the past, TruServ paid the remainder primarily through the issuance of Class B common stock; and in certain cases, TruServ paid a small portion of the dividend by means of Promissory (subordinated) notes. For fiscal 2003, if TruServ declares a patronage dividend, it intends to issue the non-cash portion of the dividend in the form of Class B common stock, and, in the case of those members who have loss allocation accounts, to apply the value of the Class B common stock to reduce such account balances (see Note 4).

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

The board of directors determined that TruServ would retain the fiscal 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the fiscal 2001 loss that has been retained in the Accumulated deficit account. This allocation was based upon a combination of the member's proportionate Class A common stock and Class B common stock investment, along with the member's purchases from the co-op in 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

NOTE 5 - INVENTORIES

Inventories consisted of the following:


                                                                                 March 29,        December 31,
                                                                                   2003               2002
                                                                                -----------       ------------
Manufacturing inventories:
         Raw materials                                                          $     2,835       $      1,473
         Work-in-process and finished goods                                          23,538             19,655
         Manufacturing inventory reserves                                            (1,449)            (1,297)
                                                                                -----------       ------------
                                                                                     24,924             19,831
                                                                                -----------       ------------
Merchandise inventories:
         Warehouse inventory                                                        275,730            223,754
         Merchandise inventory reserves                                              (7,827)            (9,137)
                                                                                -----------       ------------
                                                                                    267,903            214,617
                                                                                -----------       ------------
         Total                                                                  $   292,827       $    234,448
                                                                                ===========       ============

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at March 29, 2003 and December 31, 2002 was $18,452 and $15,753, respectively.

NOTE 6 - RESTRUCTURING CHARGES AND OTHER RELATED EXPENSES

During the first quarter of 2003, TruServ incurred restructuring and other related charges of $17, of which $81 related to restructuring costs and $64 represented a favorable income adjustment to post-employment expenses. The restructuring charge of $81 was primarily due to changes in estimates related to severance and exit costs at the Hagerstown, Maryland distribution center and severance costs at TruServ's corporate headquarters. The post-employment favorable adjustment of $64 resulted from changes in estimates to severance charges for the Cary, Illinois facility. TruServ did not incur any restructuring charges in the first quarter of 2002.

During the first quarter of 2003 and 2002, TruServ used previously established restructuring reserves of $2,422 and $2,852, respectively, related to distribution center closures and workforce reductions at TruServ's corporate headquarters.

Restructuring reserve summary:

                                                              For the thirteen weeks ended
                                                              ----------------------------
                                          March 29, 2003                                      March 30, 2002
                           ---------------------------------------------        --------------------------------------------
                           Severance &                         Total            Severance &                        Total
                           Outplacement      Facility      Restructuring        Outplacement     Facility      Restructuring
                              Costs         Exit Costs        Reserve              Costs        Exit Costs        Reserve
                           ---------------------------------------------        --------------------------------------------
Restructuring reserve,
beginning of quarter       $      4,241     $   11,030     $      15,271        $     8,270     $   17,979     $      26,249

First quarter activity:
Restructuring charge                 49             32                81                  -              -                 -
Use of reserves                  (1,110)        (1,312)           (2,422)            (1,864)          (988)           (2,852)
                           ---------------------------------------------        --------------------------------------------

Restructuring reserve,
end of quarter             $      3,180     $    9,750     $      12,930        $     6,406     $   16,991     $      23,397
                           =============================================        ============================================

NOTE 7 - SEGMENT INFORMATION

TruServ is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. TruServ identifies segments based on management responsibility and the nature of the business activities of each of its components. TruServ measures segment earnings as operating earnings, including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                          Thirteen weeks ended March 29, 2003
                                       -----------------------------------------
                                                                    Consolidated
                                        Hardware        Paint          Totals
                                       -----------------------------------------
Net sales to external customers        $  429,076     $  20,398     $    449,474
Interest expense                            7,843         1,366            9,209
Depreciation and amortization               6,784           363            7,147
Segment net margin/(loss)                  (6,495)        2,578           (3,917)
Identifiable segment assets               736,849        55,136          791,985
Expenditures for long-lived assets            606           139              745

                                          Thirteen weeks ended March 30, 2002
                                       -----------------------------------------
                                                                    Consolidated
                                        Hardware        Paint          Totals
                                       -----------------------------------------
Net sales to external customers        $  521,244     $  27,185     $    548,429
Interest expense                           14,404         1,148           15,552
Depreciation and amortization               8,989           362            9,351
Segment net margin/(loss)                   1,520         3,128            4,648
Identifiable segment assets               967,412        62,149        1,029,561
Expenditures for long-lived assets          1,790            78            1,868

NOTE 8 - SALE LEASEBACK

On December 31, 2002, TruServ sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. The sale resulted in net proceeds to TruServ of $121,438, which were used to pay its revolving credit facility, senior notes and synthetic lease agreements (the "Senior Debt"). The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on the senior notes. TruServ then entered into leases with each of the three purchasers to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in TruServ's financial statements. The resulting gain on sale of $55,564, was recorded as Deferred gain on sale leaseback in the December 31, 2002 consolidated balance sheet and is being amortized to income on a straight line basis over the initial 20 year lease term. The unamortized balance at March 29, 2003 is $54,927.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, which range from 15-50% of the member's outstanding balance. In the event that a member defaults on its loan, the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $1,854 and $2,172 as of March 29, 2003 and December 31, 2002, respectively. The balance of $1,854 as of March 29, 2003 includes approximately $469 that will mature in fiscal 2003. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $185 relating to these guarantees.

Additionally, TruServ sold certain member note receivables to a third party in 2002 which it has fully guaranteed. TruServ is required to pay 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these member notes at March 29, 2003 and December 31, 2002 was $785 and $871, respectively, and is recorded as a liability and related receivable in TruServ's consolidated balance sheet. TruServ carries a $79 reserve relating to the guarantees on these notes. The balance of $785 as of March 31, 2003 includes approximately $265 that will mature in fiscal 2003. The remaining guarantees will expire periodically through 2007.

TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its TruTest paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard did not have a material impact on TruServ's financial position or results of operations.

In January 2003, TruServ adopted SFAS No. 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (eliminating the extraordinary treatment of gains or losses on debt modification other than for certain exceptions) and the related amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers", amends SFAS No. 13, "Accounting for Leases" (to eliminate an inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions) and amends other existing authoritative pronouncements (to make various technical corrections, clarify meanings or describe their applicability under changed conditions). The adoption of SFAS No. 145 by TruServ did not have a material impact on TruServ's financial position or results of operations.

In January 2003, TruServ adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF Issue No. 94-3 relates to the requirement for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized only when the liability is incurred; under EITF Issue No. 94-3, a liability for an exit cost, as defined in EITF Issue No. 94-3, was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value and only when the liability is incurred. This standard will be applied to any exit or disposal activities undertaken after December 31, 2002.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FASB Interpretation No. 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FASB Interpretation No. 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, TruServ has disclosed certain guarantees that existed at December 31, 2002 in Note 9 and updated the status of the guarantees at March 29, 2003. In January 2003, TruServ adopted the recognition provisions of FASB Interpretation No. 45 for guarantee activities initiated after December 31, 2002. See Note 9, "Commitments and Contingencies," for a further discussion of guarantees. TruServ did not have any new guarantees in the first quarter of 2003.

In January 2003, TruServ adopted EITF Issue No. 02-16, " Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 requires that vendor allowances received should be treated as a reduction of Cost of revenues. TruServ previously had recorded advertising allowances from vendors as revenue related to the advertising service TruServ provides to its members. TruServ has reclassified from Net revenues to Cost of revenues $3,655 and $4,799 for 2003 and 2002, respectively, with the adoption of EITF Issue No. 02-16. These reclassifications did not have any impact on Net margin.

NOTE 11 - SUBSEQUENT EVENT

Effective April 21, 2003, TruServ terminated its non-compete, cooperation, and trademark and license agreements entered into with Builder Marts of America, Inc. ("BMA") in connection with the sale of the lumber and building materials business on December 29, 2000. TruServ has agreed to give up its equity option and its position on the board of directors of BMA, in consideration for the termination of these agreements. One of these agreements which was terminated was a 10 year noncompetition agreement. TruServ can now offer building material products to its members. These agreements had deferred credits related to them that were being amortized to income over the lives of the underlying agreements, which are generally 5-10 years. The termination of these agreements will result in the recognition of the unamortized credits, which constitutes approximately $7,100 of income in the second quarter of 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ in thousands)

THIRTEEN WEEKS ENDED MARCH 29, 2003 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 2002

RESULTS OF OPERATIONS:

Revenues and Gross Margin

A reconciliation of net revenues and gross margin for the 13 weeks ending March 29, 2003 and March 30, 2002 follows:

                                                                      % of
                                                                    March 30,                     Gross
                                                       Net          2002 Net       Gross         Margin %
                                                     Revenues       Revenues       Margin       of revenue
                                                    ------------------------------------------------------
Quarter ended March 30, 2002 results                $  548,429        100.0%      $ 54,186         9.9%
Same store sales:
        Product price decreases                         (2,165)        (0.4)          (942)
        Warehouse and relay revenues                   (25,004)        (4.6)        (3,936)
        Vendor direct revenues                         (43,715)        (8.0)          (338)
Terminated members
        Warehouse and relay revenues                   (19,676)        (3.6)        (3,290)
        Vendor direct revenues                         (11,513)        (2.1)           (89)
New members
        Warehouse and relay revenues                     3,547          0.7            628
        Vendor direct revenues                           2,576          0.5             20
Advertising, transportation, and other revenues         (3,005)        (0.5)          (217)
Indirect cost of revenues                                    -            -         (2,137)
                                                    --------------------------------------
Total change                                           (98,955)       (18.0)       (10,301)
                                                    --------------------------------------
Quarter ended March 29, 2003 results                $  449,474         82.0%      $ 43,885         9.8%
                                                    ======================================

Net revenues for the 13 weeks ended March 29, 2003 totaled $449,474. This represented a decrease in revenues of $98,955, or 18.0%, compared to the same period last year. A key contributor to the decrease in revenue is the 7.3% decline in the number of participating member retail outlets, representing a 5.7% revenue reduction. The other significant contributor to the revenue reduction is in same store sales, representing a 13.0% revenue reduction. A major factor in the same store sale reductions, in comparing the two periods, is due to the timing of the spring market. The spring market generates orders for merchandise that are shipped directly from the vendor immediately after the market, along with warehouse and relay orders that are shipped during the next several months after the market. The spring market was held in February in 2002 and in April in 2003. Also reducing same store sales was the impact of TruServ members who have shifted some of their merchandise purchases to other sources and the effect of a slow economy.

Gross margin for the 13 weeks ended March 29, 2003 decreased by $10,301, or 19.0%, over the prior year. The decrease in gross margin was due to the loss of gross margin from terminated members and reduced same store sales. Additionally, the indirect cost of revenues negatively impacted the gross margin. TruServ experienced lower discounts and rebates from vendors due to the lower volume of purchases the first quarter of 2003, as compared to the first quarter of 2002. However, these reductions in gross margin were partially offset by reduced direct inbound logistics and labor and related overhead expenses, incurred to bring merchandise to the distribution centers, which had been lowered as a result of the closure of distribution centers and headcount reductions.

                                 2003         2002       $ Expense Increase
                                 ----         ----       ------------------
Logistics and manufacturing    $ 16,061     $ 15,599           $  462

Logistics and manufacturing expenses increased by $462, or 3.0%, as compared to the same period last year. TruServ's sale leaseback of seven facilities at December 31, 2002 increased its rent expense, net of gain amortization by $2,849 (see Interest expense for related impact from the sale leaseback transaction). This increase in expense was partially offset by lower depreciation expense related to the facilities that were sold and in lower direct distribution center expenses, which decreased primarily due to the closure of distribution centers and headcount reductions that TruServ had implemented in response to a reduction in the member base.

                                         2003         2002           $ Expense Increase
                                         ----         ----           ------------------
Selling, general and administrative    $ 23,012     $ 19,373               $3,639

Selling, general and administrative ("SG&A") expenses increased $3,639, or 18.8%, as compared to the same period last year. SG&A expenses were mainly higher due to the timing of the spring market, which was held in April in 2003 versus in February in 2002. This resulted in a deferral of expense recoveries to the second quarter of 2003 compared to the prior year. Partially offsetting this increase in SG&A expense was lower spending and lower bad debt expense due to a lower accounts receivable balance and favorable aging.

                                 2003         2002       $ Expense Decrease
                                 ----         ----       ------------------
Interest expense:

  Member                       $  1,385     $  1,666           $  281

  Third Party                     7,824       13,886            6,062

Interest expense to members decreased by $281, or 16.9%, as compared to the same period last year, due to a lower average principal balance of debt outstanding. However, this decrease was partially offset by a higher average interest rate. TruServ offered higher interest rates as an incentive to members to renew their maturing subordinated debt for an additional 3 years. Third party interest expense decreased $6,062, or 43.7%, as compared to the same period last year. This decrease is due to the lower average principal balance of senior debt outstanding as compared to the same period last year. The lower average principal balance was achieved by generating cash from operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002.

                                 2003         2002       $ Net margin Decrease
                                 ----         ----       ---------------------
Net margin/(loss)              $ (3,917)    $  4,648          $ (8,565)

The quarter resulted in a net loss of $3,917, down from a net margin of $4,648 from the same period a year ago. The timing of the spring market adversely impacted net margin/(loss). TruServ experiences increases in sales at its markets, and in 2003, merchandise shipped related to the market along with favorable program recoveries generated from the market will be shifted to the second quarter 2003, as compared to the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES:

In 2001, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below, which should be read in conjunction with the information in TruServ's Annual Report on Form 10-K for the year ended December 31, 2002, describes TruServ's debt, credit facilities, guarantees and future commitments in order to facilitate a review of TruServ's liquidity.

TruServ generated cash from operating activities for the 13 weeks ended March 29, 2003 in the amount of $25,463, compared to cash used for operating activities of $18,329 for the 13 weeks ended March 30, 2002. The main reason for the change in cash related to operating activities, when comparing the two periods, is the improvement in working capital accounts. Accounts payable increased by $121,184 during the first quarter of 2003, compared to an increase of $69,985 during the first quarter of 2002. TruServ has been able to generate cash from working capital components in 2003, as inventory turnover has increased by 0.7 turns and Days Payable Outstanding (DPO) has improved by approximately 2.2 days.

TruServ generated cash from investing activities in the amount of $2,425 for the 13 weeks ended March 29, 2003, compared to $540 for the same period last year. This is mainly due to additions to properties owned using cash of $745, which is down $1,123 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters.

In the 13 weeks ended March 29, 2003, TruServ had a net decrease in cash and cash equivalents of $1,311 due to a reduction in float requirements. TruServ used this reduction in float along with the cash generated from operating and investing activities in its financing activities to reduce its debt by $26,577 in the first quarter of 2003. In the 13 weeks ended March 30, 2002, TruServ had a net decrease in cash and cash equivalents of $72,360. This decrease was primarily related to cash being used in TruServ's financing activities, as it was able to cover its outstanding checks with excess cash available at December 31, 2001.

At March 29, 2003, TruServ's working capital was $87,111, as compared to $84,051 at December 31, 2002. The current ratio was 1.17 at March 29, 2003, as compared to 1.21 at December 31, 2002.

TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

($ in thousands)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt with a borrowing ceiling of $143,200 at March 29, 2003; approximately $8,787 was outstanding at March 29, 2003. A 50 basis point movement in interest rates would result in an approximate $44 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at March 29, 2003. For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any special purpose entities ("SPE's") and all related party transactions (i.e., transactions with members) are at arm's length.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

($ in thousands)

The company is involved in various claims and lawsuits incidental to its business. The following significant matters existed at March 29, 2003:

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

Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit will prepare and deliver to TruServ's board audit committee, with copies to the Commission, TruServ's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls. The fiscal year 2002 report was filed within 90 days after the close of the fiscal year.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

($ in thousands)

In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the 1999 loss were allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibit redemptions when TruServ, among other things, does not attain certain profit margins.

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

TruServ's amended debt agreements preclude the lifting of the stock moratorium until June 30, 2004, except for certain hardship cases, not to exceed $2,000 annually. Given certain ongoing related litigation (see "Legal Proceedings"), TruServ does not currently plan to engage in hardship redemptions of stock. Subsequent to the expiration of the prohibition against stock redemptions under the amended debt agreements, which could occur in the first half of 2004, and if TruServ completes the refinancing of its amended debt agreements, the board of directors will consider lifting the moratorium. In doing so, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

As of March 29, 2003, the aggregate value of Class A common stock and Class B common stock presented for redemption but deferred due to the moratorium was approximately $43,278, after the offset of the aggregate loss allocations related to the Class B common stock. Of the total number of $43,278, $16,579 represented the aggregate value of the Class A common stock (which has historically been paid out at the time of redemption) and $51,530 represented the aggregate value of the Class B common stock (which has historically been paid out by means of a note payable in five equal annual installments), offset by the aggregate value of the loss allocation accounts related to the Class B common stock of $24,831.

The total number of $43,278 does not reflect the aggregate amount of approximately $7,939 of accounts receivable owed by the former members to TruServ that would be offset against their stock upon its redemption. Historically, TruServ has offset amounts due by its members against amounts that it pays to the members on redemption of their stock. In addition, the total number of $43,278 does not reflect the deduction of the remaining amount of the 2001 loss, if any, that has been allocated, on a member by member basis, from the accumulated deficit account and that would reduce the amount paid to a member on the redemption of its stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit 99.1 Section 906 Certification (Chief Executive Officer)

                Exhibit 99.2 Section 906 Certification (Chief Financial Officer)

         (b) Reports on Form 8-K

                (1) A Current Report on Form 8-K was filed on January 6, 2003 regarding November 2002 earnings.

                (2) A Current Report on Form 8-K was filed on February 24, 2003 regarding fiscal year 2002 earnings.

                (3) A Current Report on Form 8-K was filed on February 25, 2003 regarding the nomination of two storeowners as directors.

                (4) A Current Report on Form 8-K was filed on March 6, 2003 regarding the Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 entered by the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRUSERV CORPORATION

Date: May 13, 2003             By /s/ DAVID A. SHADDUCK
                                 -----------------------------------
                                 David A. Shadduck
                                 Senior Vice President and
                                 Chief Financial Officer

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

TRUSERV CORPORATION

Date: May 13, 2003

By /s/ PAMELA FORBES LIEBERMAN
   ---------------------------
Pamela Forbes Lieberman

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

TRUSERV CORPORATION

Date: May 13, 2003

By /s/ DAVID A. SHADDUCK
   ---------------------
   David A. Shadduck
   Senior Vice President and
   Chief Financial Officer