Form 10-Q
period 2003-06-28
TRUSERV CORP
filed 2003-08-12
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED June 28, 2003 OR

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

The number of shares outstanding of each of the issuer's classes of common stock, as of July 26, 2003.

Class A Common Stock, $100 Par Value........................    476,400 Shares
Class B Common Stock, $100 Par Value........................  1,756,457 Shares

ITEM 1. FINANCIAL STATEMENTS
        ($ in thousands)



                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                                      June 28,
                                                                                       2003                December 31,
                                                                                    (Unaudited)                2002
                                                                                --------------------   --------------------
Current assets:
    Cash and cash equivalents                                                             $  15,990              $   9,001
    Restricted cash                                                                          15,337                 15,755
    Accounts and notes receivable, net of allowance for doubtful
       accounts of $7,228 and $8,553                                                        274,861                207,709
    Inventories (Note 5)                                                                    266,555                234,448
    Other current assets                                                                     19,633                 23,440
                                                                                --------------------   --------------------
       Total current assets                                                                 592,376                490,353

Properties, net of accumulated depreciation of $281,143 and $274,519                         80,779                 91,116
Goodwill, net                                                                                91,474                 91,474
Other assets                                                                                 22,627                 30,428
                                                                                --------------------   --------------------

       Total assets                                                                       $ 787,256              $ 703,371
                                                                                ====================   ====================



                     LIABILITIES AND MEMBERS' CAPITALIZATION

Current liabilities:
    Accounts payable                                                                      $ 294,214              $ 199,566
    Outstanding checks                                                                       50,058                 28,884
    Accrued expenses                                                                         81,775                 84,082
    Short-term borrowings                                                                         -                 27,852
    Current maturities of long-term debt, notes and capital lease
      obligations                                                                            53,349                 59,797
    Patronage dividend payable in cash (Note 3)                                               6,233                  6,121
                                                                                 -------------------      -----------------
      Total current liabilities                                                             485,629                406,302
                                                                                 -------------------      -----------------

Long-term debt, including capital lease obligations, less current
    maturities                                                                              122,971                125,021
Deferred gain on sale leaseback                                                              51,486                 52,786
Deferred credits                                                                             13,683                 20,282
                                                                                 -------------------      -----------------
      Total long-term liabilities and deferred credits                                      188,140                198,089
                                                                                 -------------------      -----------------

      Total liabilities and deferred credits                                                673,769                604,391
                                                                                 -------------------      -----------------

Commitments and contingencies (Note 8)                                                            -                      -

Members' capitalization:
    Promissory (subordinated) and installment notes, net of current
      portion                                                                                43,433                 43,531

Members' equity:
    Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 475,980 and 474,360 shares issued and fully paid; 34,080 and
      35,700 shares issued (net of subscriptions receivable of $866,000 and
      $886,000)                                                                              50,140                 50,120
   Redeemable Class B non-voting common stock and paid-in
      capital, $100 par value; 4,000,000 shares authorized;
      1,756,457 and 1,756,457 shares issued and fully paid                                  176,945                176,945
    Loss allocation (Note 4)                                                                (61,529)               (75,966)
    Deferred patronage                                                                      (25,419)               (25,793)
    Accumulated deficit                                                                     (68,930)               (68,704)
    Accumulated other comprehensive loss                                                     (1,153)                (1,153)
                                                                                 -------------------      -----------------
      Total members' equity                                                                  70,054                 55,449
                                                                                 -------------------      -----------------

      Total members' capitalization                                                         113,487                 98,980
                                                                                 -------------------      -----------------

      Total liabilities and members' capitalization                                       $ 787,256              $ 703,371
                                                                                 ===================      =================

            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                 For the thirteen weeks ended       For the twenty-six weeks ended
                                                                  June 28,           June 29,         June 28,          June 29,
                                                                    2003               2002             2003              2002
                                                               ---------------    --------------   --------------    --------------
Net revenues                                                        $ 566,532         $ 588,033      $ 1,016,006       $ 1,136,462
Costs and expenses:
     Cost of revenues                                                 498,666           513,632          904,255         1,007,875
     Logistics and manufacturing expenses                              18,483            21,535           34,493            37,065
     Selling, general and adminstrative expenses                       21,019            26,411           44,082            45,853
     Restructuring charges and other related expenses (Note 6)            491               241              508               241
     Interest expense to members                                        1,430             1,690            2,815             3,356
     Other interest expense                                             8,959            15,183           16,783            29,069
     (Gain)/loss on sale of assets                                        249              (164)             209              (225)
     Other income, net (Note 10)                                       (7,524)             (988)          (8,065)           (2,003)
                                                               ---------------    --------------   --------------    --------------

Net margin before income taxes                                         24,759            10,493           20,926            15,231

Income tax expense                                                         62                60              146               150
                                                               ---------------    --------------   --------------    --------------

Net margin                                                           $ 24,697          $ 10,433         $ 20,780          $ 15,081
                                                               ===============    ==============   ==============    ==============



            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                            For the twenty-six weeks ended
                                                                             June 28,           June 29,
                                                                               2003               2002
                                                                          ---------------  -----------------

Operating activities:
    Net margin                                                                  $ 20,780           $ 15,081
    Adjustments to reconcile net margin to cash
       and cash equivalents provided by/(used for) operating
       activities:
       Depreciation and amortization                                              14,198             18,522
       Provision for allowance for doubtful accounts                              (1,072)               453
       Restructuring charges and other related expenses                              508                241
       (Gain)/loss on sale of assets                                                 209               (225)
       Net change in working capital components                                   (6,479)             8,398
                                                                          ---------------  -----------------
    Net cash and cash equivalents provided by
       operating activities                                                       28,144             42,470
                                                                          ---------------  -----------------

Investing activities:
    Additions to properties                                                       (2,207)            (6,578)
    Proceeds from sale of properties                                                 172                230
    Changes in restricted cash                                                       418              8,973
    Changes in other assets                                                        1,379              1,872
                                                                          ---------------  -----------------
    Net cash and cash equivalents provided by/(used for)
       investing activities                                                         (238)             4,497
                                                                          ---------------  -----------------

Financing activities:
    Payment of patronage dividend                                                 (5,761)                 -
    Payment of notes, long-term debt and lease obligations                        (8,498)           (15,049)
    Increase/(decrease) in outstanding checks                                     21,174            (40,093)
    Payments of short-term borrowings, net                                       (27,852)           (67,352)
    Proceeds from Class A common stock subscription
       receivable                                                                     20                146
                                                                          ---------------  -----------------
    Net cash and cash equivalents used for financing
       activities                                                                (20,917)          (122,348)
                                                                          ---------------  -----------------

    Net increase/(decrease) in cash and cash equivalents                           6,989            (75,381)
    Cash and cash equivalents at beginning of period                               9,001             88,816
                                                                          ---------------  -----------------
    Cash and cash equivalents at end of period                                  $ 15,990           $ 13,435
                                                                          ===============  =================


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at June 28, 2003, the condensed consolidated statement of operations for the thirteen weeks and twenty-six weeks ended June 28, 2003 and June 29, 2002, and the condensed consolidated statement of cash flows for the twenty-six weeks ended June 28, 2003 and June 29, 2002 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 included in TruServ's 2002 Annual Report on Form 10-K.


NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation (see Note 9). These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the six-month period ended June 28, 2003 was $6,190 which was 30% of the estimated patronage income; the estimated cash portion of the patronage dividend for the corresponding period for 2002 was $2,948 which was 20% of the estimated patronage income. TruServ's By-Laws and Internal Revenue Service regulations require the payment of at least 20% of patronage dividends in cash. In the past, TruServ paid the remainder primarily through the issuance of Class B common stock; and in certain cases, TruServ paid a small portion of the dividend by means of Promissory (subordinated) notes. For fiscal 2003, if TruServ declares a patronage dividend, it intends to issue the non-cash portion of the dividend in the form of Class B common stock, and, in the case of those members who have loss allocation accounts, to apply the value of the Class B common stock to reduce such account balances (see Note 4).

NOTE 4 - LOSS ALLOCATION TO MEMBERS

During the third quarter of fiscal 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of Retained earnings. TruServ has allocated the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The Loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the Loss allocation account until fully satisfied. The Loss allocation account may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the Loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of the company, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

The board of directors determined that TruServ would retain the fiscal 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001 its share of the fiscal 2001 loss that has been retained in the Accumulated deficit account. This allocation was based upon a combination of the member's proportionate Class A common stock and Class B common stock investment, along with the member's purchases from the co-op in 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.


NOTE 5 - INVENTORIES

Inventories consisted of the following:

                                                         June 28,           December 31,
                                                          2003                 2002
                                                    ------------------  -------------------
Manufacturing inventories:
      Raw materials                                         $   2,426            $   1,473
      Work-in-process and finished goods                       21,781               19,655
      Manufacturing inventory reserves                         (1,726)              (1,297)
                                                    ------------------  -------------------
                                                               22,481               19,831

Merchandise inventories:
      Warehouse inventory                                     250,600              223,754
      Merchandise inventory reserves                           (6,526)              (9,137)
                                                    ------------------  -------------------
                                                              244,074              214,617

      Total                                                 $ 266,555            $ 234,448
                                                    ==================  ===================

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at June 28, 2003 and December 31, 2002 was $16,855 and $15,753, respectively.


NOTE 6 - RESTRUCTURING CHARGES AND OTHER RELATED EXPENSES

Net restructuring and other related charges of $491 and $508 were incurred in the thirteen and twenty-six weeks ended June 28, 2003, respectively, of which $491 and $572 related to restructuring costs. The year to date amount was offset by a favorable adjustment of $64 in the first quarter resulting from changes in estimates to previously accrued post-employment severance charges for the Cary, Illinois facility. For the second quarter of 2003, the net restructuring charge of $491 consisted of restructuring charges of $945 offset by restructuring reversals of $454. The $945 restructuring charge consisted of a $900 charge for losses on a buyout of operating leases at the Hagerstown, Maryland distribution center, and $45 relating to changes in estimates for severance and exit costs at the Hagerstown, Maryland distribution center and severance costs at TruServ's corporate headquarters. The second quarter 2003 restructuring reversal of $454 was primarily due to changes in estimates for the loss related to the remaining obligation on the Hagerstown, Maryland distribution center lease and related grant payback. Year to date restructuring expenses also included additional charges of $81 related to changes in estimates for severance and exit costs at the Hagerstown, Maryland distribution center and at TruServ's corporate headquarters recorded in the first quarter.

In the first six months of 2002, restructuring expenses of $241 were incurred, primarily related to additional outplacement costs at TruServ's corporate headquarters of $185, plus additional facility exit costs at TruServ's Hagerstown, Maryland distribution center of $150, offset by the reversal of excess outplacement costs at TruServ's Hagerstown, Maryland and Brooking, South Dakota distribution centers of $94. TruServ did not incur any post-employment charges in 2002.

During the first six months of 2003 and 2002, TruServ used previously established restructuring reserves of $4,294 ($2,422 in the first quarter and $1,872 in the second quarter of 2003) and $4,447 ($2,852 in the first quarter and $1,595 in the second quarter of 2002), respectively, related to distribution center closures and workforce reductions at TruServ's corporate headquarters.

Additionally, during the first six months of 2003, TruServ used previously established post-employment reserves of $685 ($317 in the first quarter and $368 in the second quarter of 2003), primarily related to severance payments for former associates at TruServ's corporate headquarters and the Cary, Illinois facility.

Restructuring reserve summary:

                                                         For the twenty six weeks ended
                                                         ------------------------------
                                          June 28, 2003                                 June 29, 2002
                            ------------------------------------------   --------------------------------------------
                             Severance &                    Total         Severance &                      Total
                            Outplacement    Facility    Restructuring    Outplacement     Facility     Restructuring
                                Costs      Exit Costs      Reserve           Costs       Exit Costs       Reserve
                            ------------------------------------------   --------------------------------------------
Restructuring reserves,
beginning of year                $ 4,241      $ 11,030      $ 15,271          $ 8,270        $ 17,979      $ 26,249

First quarter activity:
Restructuring charge                  49            32            81                -               -             -
Use of reserves                   (1,110)       (1,312)       (2,422)          (1,864)           (988)       (2,852)
                            ------------------------------------------   --------------------------------------------
Restructuring reserves,
end of 1st quarter                 3,180         9,750        12,930            6,406          16,991        23,397

Second quarter activity:
Restructuring charge                  45           900           945              185             150           335
Restructuring reversals                -          (454)         (454)             (94)              -           (94)
Use of reserves                     (930)         (942)       (1,872)          (1,498)            (97)       (1,595)
                            ------------------------------------------   --------------------------------------------

Restructuring reserves,
end of 2nd quarter               $ 2,295       $ 9,254      $ 11,549          $ 4,999        $ 17,044      $ 22,043
                            ==========================================   ============================================




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

                                                      Thirteen weeks ended June 28, 2003
                                               ------------------------------------------------
                                                                                  Consolidated
                                                   Hardware         Paint            Totals
                                               ------------------------------------------------
Net sales to external customers                   $ 534,384       $ 32,148          $ 566,532
Interest expense                                      8,742          1,647             10,389
Depreciation and amortization                         6,686            365              7,051
Segment net margin                                   19,822          4,875             24,697
Expenditures for long-lived assets                    1,424             38              1,462


                                                      Thirteen weeks ended June 29, 2002
                                               ------------------------------------------------
                                                                                  Consolidated
                                                   Hardware         Paint            Totals
                                               ------------------------------------------------
Net sales to external customers                   $ 555,458       $ 32,575          $ 588,033
Interest expense                                     15,492          1,381             16,873
Depreciation and amortization                         8,806            365              9,171
Segment net margin                                    7,106          3,327             10,433
Expenditures for long-lived assets                    4,539            171              4,710



                                                     Twenty-six weeks ended June 28, 2003
                                               ------------------------------------------------
                                                                                  Consolidated
                                                  Hardware          Paint            Totals
                                               ------------------------------------------------
Net sales to external customers                   $ 963,460       $ 52,546         $ 1,016,006
Interest expense                                     16,584          3,014              19,598
Depreciation and amortization                        13,470            728              14,198
Segment net margin                                   13,327          7,453              20,780
Identifiable segment assets                         733,320         53,936             787,256
Expenditures for long-lived assets                    2,030            177               2,207




                                                     Twenty-six weeks ended June 29, 2002
                                               ------------------------------------------------
                                                                                  Consolidated
                                                  Hardware          Paint            Totals
                                               ------------------------------------------------
Net sales to external customers                 $ 1,076,702       $ 59,760         $ 1,136,462
Interest expense                                     29,896          2,529              32,425
Depreciation and amortization                        17,795            727              18,522
Segment net margin                                    8,626          6,455              15,081
Identifiable segment assets                         877,461         60,552             938,013
Expenditures for long-lived assets                    6,329            249               6,578


NOTE 8 - COMMITMENTS AND CONTINGENCIES

TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, which range from 15-50% of the member's outstanding balance. In the event that a member defaults on its loan, the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $1,215 and $2,172 as of June 28, 2003 and December 31, 2002, respectively. The balance of $1,215 as of June 28, 2003 includes approximately $306 that will mature over the next twelve months. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $126 relating to these guarantees.

Additionally, TruServ sold certain member note receivables to a third party in 2002 which it has fully guaranteed. TruServ is required to pay 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these member notes at June 28, 2003 and December 31, 2002 was $633 and $871, respectively, and is recorded as a liability and related receivable in TruServ's consolidated balance sheet. TruServ carries a $63 reserve relating to the guarantees on these notes. The balance of $633 as of June 28, 2003 includes approximately $238 that will mature over the next twelve months. The remaining guarantees will expire periodically through 2007.

TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its TruTest paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, TruServ adopted SFAS No. 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (eliminating the extraordinary treatment of gains or losses on debt modification other than for certain exceptions) and its related amendment, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." SFAS No. 145 also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and amends SFAS No. 13, "Accounting for Leases" (to eliminate an inconsistency between the required accounting for sale leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale leaseback transactions). SFAS No. 145 also amends other existing authoritative pronouncements (to make various technical corrections, clarify meanings or describe their applicability under changed conditions). The adoption of SFAS No. 145 by TruServ did not have a material impact on TruServ's financial position or results of operations.

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

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective June 29, 2003 for TruServ. TruServ is currently evaluating the impact of this standard, which is not anticipated to have an effect on its financial position, results of operations or cash flow.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FIN 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, TruServ has disclosed certain guarantees that existed at December

31, 2002 in Note 8 and updated the status of the guarantees at June 28, 2003. In January 2003, TruServ adopted the recognition provisions of FIN 45 for guarantee activities initiated after December 31, 2002. TruServ did not have any new guarantees in the first half of 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 provides guidance on the identification of, and reporting for, entities over which control is achieved through means other than voting rights; such entities are known as Variable Interest Entities ("VIE's"). See Note 11, "Subsequent Events," for a further discussion of VIE's.

In January 2003, TruServ adopted EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 requires that vendor allowances received should be treated as a reduction of Cost of revenues. TruServ previously had recorded advertising allowances from vendors as revenue related to the advertising service TruServ provides to its members. TruServ has reclassified from Net revenues to Cost of revenues $7,615 and $11,270 for the thirteen and twenty-six weeks ended June 28, 2003, respectively, and $9,823 and $14,622 for the thirteen and twenty-six weeks ended June 29, 2002, respectively, with the adoption of EITF Issue No. 02-16. These reclassifications did not have any impact on Net margin.

NOTE 10 -- OTHER INCOME

Effective April 21, 2003, TruServ terminated its non-compete, cooperation, and trademark and license agreements entered into with Builder Marts of America, Inc. ("BMA") in connection with the sale of the lumber and building materials business on December 29, 2000. TruServ has agreed to give up its equity option and its position on the board of directors of BMA in consideration for the termination of these agreements. These agreements had deferred credits related to them that were being amortized to income over the lives of the underlying agreements, which were generally 5-10 years. The termination of these agreements resulted in the recognition of the unamortized credits, which constituted approximately $7,100 of income in the second quarter of 2003.

NOTE 11 -- SUBSEQUENT EVENTS

In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint was brought derivatively on behalf of TruServ and alleged that the individual defendants breached fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also sought to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleged that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing annual minimum purchase requirements upon members. On May 12, 2003, the parties to this action signed a Stipulation of Settlement resolving the lawsuit, subject to court approval. On May 15, 2003, the Delaware Chancery Court entered an Order preliminarily approving the Settlement. The Court conducted a Settlement Hearing on July 8, 2003, and approved the Stipulation of Settlement as fair, reasonable, adequate and in the best interests of TruServ and the class. On July 14, 2003, the Court entered a Final Order and Judgment dismissing the lawsuit with prejudice. The Stipulation of Settlement will be final and binding 30 days after the date the Final Order and Judgment was entered. Under the terms of the Stipulation of Settlement, at such time as TruServ's board of directors determines that it is in the best interest of TruServ to lift the moratorium on stock redemptions, the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement will be reduced by approximately $5 million on a pro rata basis as more fully described in the Stipulation of Settlement agreement. Additionally, all of the current and former members who participated in the Stipulation of Settlement released TruServ from any liability with respect to the moratorium on stock redemptions and the creation of the 1999 loss allocation accounts.

On July 17, 2003, the Hagerstown, Maryland distribution facility, which was subject to a remaining lease obligation of $33,383, was sold by the legal title holder, a Delaware Business trust unrelated to TruServ. Title to the facility was acquired by the purchasing party through a Massachusetts Nominee trust, both of which are parties unrelated to TruServ. The purchasing party is the sole beneficiary of the Massachusetts Nominee trust. The Delaware Business trust that owned and leased this facility to TruServ would have qualified as a VIE as of July 1, 2003 (see Note 9). TruServ's remaining obligation to the third-party that had established the Delaware Business trust, which was previously accrued for in the restructuring reserve (see Note 6), was reduced by the amount of the net sales proceeds of the facility to a $9,368 senior term loan. This senior term loan matures upon the earlier of a refinancing of TruServ's senior debt or December 31, 2003. In addition, TruServ entered into a two year operating lease agreement for the Hagerstown facility with the new trust now owning the facility. The Hagerstown facility is the only asset held by the Massachusetts Nominee trust; additionally, TruServ does not have a voting interest in, provide guarantees to, have any involvement with or have any exposure to loss from the new trust. Accordingly, the Massachusetts Nominee trust does not qualify as a VIE of TruServ, as that term is defined by FIN 46.

TruServ has commenced a process, which, if successful, will allow it to refinance all of its existing senior debt under one asset-based, revolving credit facility at an interest rate approximately 9% more favorable to the interest rates paid on its current senior debt. On July 25, 2003, TruServ signed a $50,000 commitment letter with a bank to lead a "best efforts" syndication of a $275,000, four-year, revolving credit facility under terms and conditions negotiated between this lead bank and TruServ. As opposed to an underwritten credit facility in which a lending institution essentially guarantees that an entire transaction will be funded, TruServ is pursuing a best efforts deal where the lead bank will solicit the participation of a group of banks, each committing to a share of the entire $275,000 credit facility. As of August 12, 2003, TruServ has received commitments from additional lending institutions that bring the aggregate commitments to $195,000, or 70.9% of the total facility. If TruServ is successful in obtaining the remaining $80,000 of additional commitments to complete this facility under terms materially consistent with those already negotiated, TruServ will proceed to refinance its existing senior debt. Upon a refinancing, TruServ would be required immediately to expense all existing unamortized make-whole costs and prepaid bank fees. These amounts were obligations owed to the existing lenders in 2002 for the amendments completed and prepayments made in 2002 and totaled $18,500 as of June 28,2003. TruServ has also negotiated with its current senior lenders concessions on make-whole costs and other items contractually due to the lenders provided that TruServ is able to refinance prior to September 16, 2003. TruServ would incur approximately $2,400 of additional net expense if TruServ were able to complete the refinancing by September 15, 2003. As a result of final negotiations with the existing senior lenders, this additional expense of $2,400 is substantially lower than the estimated contractual amount of $27,000 that TruServ previously disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands)

THIRTEEN WEEKS ENDED JUNE 28, 2003 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
2002

RESULTS OF OPERATIONS:

Revenues and Gross Margin

A reconciliation of net revenues and gross margin for the 13 weeks ending June 28, 2003 and June 29, 2002 follows:


                                                                                                    Gross
                                                          Net         % of Net          Gross       Margin %
                                                       Revenues       Revenues          Margin     of Revenue
                                                     -----------------------------------------------------------
Thirteen weeks ended June 29, 2002 results             $ 588,033        100.0%         $ 74,401         12.7%
Same store sales:
      Product price decreases, net of volume
      increases resulting from price reductions           (4,085)        (0.7)           (2,203)
      Warehouse and relay revenues                        (7,581)        (1.3)              677
      Vendor direct revenues                              18,268          3.1                (4)
Terminated members:
      Warehouse and relay revenues                       (24,633)        (4.2)           (4,400)
      Vendor direct revenues                              (9,265)        (1.6)              (88)
New members:
      Warehouse and relay revenues                         3,799          0.7               670
      Vendor direct revenues                               2,545          0.4                18
Advertising, transportation and other revenues              (549)        (0.1)              (87)
Indirect cost of revenues                                      -            -            (1,118)
                                                     ---------------------------------------------
Total change                                             (21,501)        (3.7)           (6,535)
                                                     ---------------------------------------------
Thirteen weeks ended June 28, 2003 results             $ 566,532         96.3%         $ 67,866         12.0%
                                                     =============================================




Net revenues for the 13 weeks ended June 28, 2003 totaled $566,532. This represented a decrease in revenues of $21,501, or 3.7%, as compared to the same period last year. A key contributor to the decrease in revenue is the 6.6% decline in the number of participating member retail outlets, which resulted in a 5.8% revenue reduction. Partially offsetting this revenue reduction is increased revenue from same store sales, representing a 1.1% revenue increase, and new member revenue, also representing a 1.1% revenue increase. A major factor in the same store sale increase, in comparing the two periods, is due to the timing of the spring market. The spring market generates orders for merchandise that are shipped directly from the vendor immediately after the market, along with warehouse and relay orders that are shipped during the next several months after the market. The spring market was held in February in 2002 and in April in 2003. Partially offsetting this revenue increase within same store sales was the impact of TruServ members who have shifted some of their merchandise purchases to other sources, product price reductions and the effect of a slow economy.

Gross margin for the 13 weeks ended June 28, 2003 decreased by $6,535, or 8.8%, over the prior year. The decrease in gross margin was due to the loss of gross margin from terminated members and same store sales. Within same store sales the negative gross margin impact was driven by product price decreases and lower vendor direct margin rates of .89% in 2003, as compared to 1.0% in 2002. Partially offsetting the unfavorable same store gross margin is lower acquisition cost due to increased global sourcing. Additionally, the indirect cost of revenues negatively impacted the gross margin. As a result of increasing global sourcing to lower acquisition costs, TruServ experienced higher freight-in costs and lower discounts and rebates that unfavorably impacted indirect cost of revenues. Also, as a result of the drop in the overall volume of purchases in the second quarter of 2003, as compared to the second quarter of 2002, TruServ experienced lower discounts and rebates from vendors. However, these reductions in gross margin were partially offset by reduced direct inbound logistics and labor and related overhead expenses, incurred to bring merchandise to the distribution centers, which had been lowered as a result of reduced operating expenses from the closure of distribution centers and headcount reductions in prior periods.

                                                       2003              2002          $ Expense Decrease
                                                       ----              ----          ------------------
Logistics and manufacturing expenses                 $18,483           $21,535               $3,052



Logistics and manufacturing expenses decreased by $3,052, or 14.2%, as compared to the same period last year. TruServ's decrease in expense was due to lower direct distribution center expenses. These expenses decreased primarily due to the prior period closure of distribution centers and headcount reductions that TruServ had implemented in 2001 in response to a reduction in the member base. This decrease in expense was partially offset by increased rent expense, net of both reduced depreciation expense and gain amortization, as a result of a sale leaseback transaction. See "Interest expense" below for a discussion of the related impact from the sale leaseback transaction.

                                                       2003              2002          $ Expense Decrease
                                                       ----              ----          ------------------
Selling, general and administrative expenses         $21,019           $26,411               $5,392


Selling, general and administrative ("SG&A") expenses decreased $5,392, or 20.4%, as compared to the same period last year. SG&A expenses were mainly lower due to the timing of the spring market, which was held in April in 2003 versus in February in 2002. The result was that the vendor expense recoveries related to the market were recognized in the second quarter of 2003, as compared to vendor expense recoveries recognition in the first quarter of 2002 when last year's spring market occurred. Additional reductions in SG&A expense were the result of lower spending and lower bad debt expense due to a lower accounts receivable balance and favorable account aging.

                                                       2003              2002          $ Expense Decrease
                                                       ----              ----          ------------------
Interest expense:
  Member                                             $1,430            $ 1,690               $  260
  Third Parties                                       8,959             15,183                6,224



Interest expense to members decreased by $260, or 15.4%, as compared to the same period last year, due to a lower average principal balance of debt outstanding. However, this decrease was partially offset by a higher average interest rate. The interest rate that TruServ offered to members to renew their maturing subordinated debt for an additional three years was higher than the coupon rate of their maturing debt. Third party interest expense decreased $6,224, or 41.0%, as compared to the same period last year. This decrease is due to the lower average principal balance of senior debt outstanding as compared to the same period last year. TruServ achieved the lower average principal balance by generating cash from operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002. This decrease in interest expense was partially offset by the increase in amortization of costs of the make-whole obligations incurred by the early paydown of debt from the asset sales that occurred in the second half of 2002.

                                                             2003          2002        $ Income Increase
                                                             ----          ----        -----------------
Other income, net                                          $(7,524)       $(988)            $6,536



Other income, net increased by $6,536, as compared to the same period last year. This increase in income was due to the termination of the agreements with BMA (see Note 10). The terminated agreements had related unrecognized income of $7,100 that was recorded in income in the second quarter of 2003. Offsetting this increase in income was the elimination of interest income from the BMA note receivable that was substantially prepaid by BMA in July 2002.

                                                             2003          2002        $ Net margin Increase
                                                             ----          ----        ---------------------
Net margin                                                 $24,697        $10,433           $14,264

The quarter resulted in net margin of $24,697, up from a net margin of $10,433 for the same period a year ago. The timing of the spring market favorably impacted net margin vs. favorably impacting net margin in the first quarter of the prior year when the 2002 spring market was held. TruServ experiences increases in sales from its markets along with favorable program recoveries in the quarter a market is held. Additionally interest expense savings, the terminated BMA agreements and expense reductions more than offset the impact to gross margin from the reduced merchandise volume and increased rent expense.

TWENTY-SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 2002


RESULTS OF OPERATIONS:

Revenues and Gross Margin

A reconciliation of net revenues and gross margin for the 26 weeks ending June 28, 2003 and June 29, 2002 follows:


                                                                                                      Gross
                                                          Net             % of Net       Gross       Margin %
                                                        Revenues          Revenues       Margin     of Revenue
                                                     -----------------------------------------------------------
Twenty-six weeks ended June 29, 2002 results           $ 1,136,462         100.0%       $ 128,587         11.3%
Same store sales:
      Product price decreases, net of volume
      increases resulting from price reductions             (6,250)         (0.5)          (3,145)
      Warehouse and relay revenues                         (31,993)         (2.8)          (1,718)
      Vendor direct revenues                               (25,447)         (2.2)            (990)
Terminated members:
      Warehouse and relay revenues                         (44,901)         (4.0)          (8,035)
      Vendor direct revenues                               (20,778)         (1.8)            (212)
New members:
      Warehouse and relay revenues                           7,346           0.6            1,280
      Vendor direct revenues                                 5,121           0.4               42
Advertising, transportation and other revenues              (3,554)         (0.3)            (304)
Indirect cost of revenues                                        -             -           (3,754)
                                                     ---------------------------------------------
Total change                                              (120,456)        (10.6)         (16,836)
                                                     ---------------------------------------------
Twenty-six weeks ended June 28, 2003 results           $ 1,016,006         89.4%        $ 111,751         11.0%
                                                     =============================================



Net revenues for the 26 weeks ended June 28, 2003 totaled $1,016,006. This represented a decrease in revenues of $120,456, or 10.6%, as compared to the same period last year. A key contributor to the decrease in revenue is the 6.6% decline in the number of participating member retail outlets, which represented a 5.8% revenue reduction. The other significant contributor to the revenue reduction is the decrease in same store sales, which resulted in a 5.5% revenue reduction. This decrease in same store sales was the result of TruServ members shifting some of their merchandise purchases to other sources, the impact of product price reductions and the effect of a slow economy. Partially offsetting these decreases in revenue was increased revenue from new members, representing a 1.0% revenue increase.

Gross margin for the 26 weeks ended June 28, 2003 decreased by $16,836, or 13.1%, over the prior year. The decrease in gross margin was due to the loss of members and the reduction in same store sales. Additionally, the indirect cost of revenues negatively impacted the gross margin. The negative impact on gross margin from indirect costs of revenues was due to TruServ experiencing in the first half of 2003 lower discounts and rebates from vendors, as compared to the first half of 2002 due to the lower volume of purchases. However, these reductions in gross margin were partially offset by reduced direct inbound logistics expenses and labor and related overhead expenses, incurred by TruServ to bring merchandise to the distribution centers. TruServ reduced these expenses as a result of closing distribution centers and reduced headcount. Additionally, the increase in gross margin from new member sales volume partially served to reduce the decrease in overall gross margin.

                                                        2003             2002         $ Expense Decrease
                                                        ----             ----         ------------------
Logistics and manufacturing expenses                  $34,493          $37,065              $2,572

Logistics and manufacturing expenses decreased by $2,572, or 6.9%, as compared to the same period last year. TruServ's decrease in expense was the result of lower direct distribution center expenses. The reduction in direct distribution center expense was primarily due to prior period closure of distribution centers and headcount reductions. In 2001, TruServ had implemented a distribution center closure plan in response to a reduction in the member base. This decrease in expense was partially offset by increased rent expense, net of both reduced depreciation expense and gain amortization, which is the result of a sale leaseback transaction. See "Interest expense" below for a discussion of the related impact from the sale leaseback transaction.

                                                        2003              2002          $ Expense Decrease
                                                        ----              ----          ------------------
Selling, general and administrative expenses          $44,082           $45,853               $1,771


Selling, general and administrative ("SG&A") expenses decreased $1,771, or 3.9%, as compared to the same period last year. SG&A expenses decreased due to lower spending, reduced depreciation and amortization expense and lower bad debt expense. These reductions in SG&A were partially offset by reduced service charge income. The reduction in depreciation and amortization expense was due to capital expenditures and conversion funds incurred after the 1997 merger that became fully depreciated by the end of fiscal 2002. The lower bad debt expense and the reduction in service charge income were the result of a lower accounts receivable balance and favorable account aging.

                                                        2003             2002           $ Expense Decrease
                                                        ----             ----           ------------------
Interest expense:

  Member                                              $ 2,815           $ 3,356               $   541
  Third Parties                                        16,783            29,069                12,286


Interest expense to members decreased by $541, or 16.1%, as compared to the same period last year, due to a lower average principal balance of debt outstanding. However, this decrease was partially offset by a higher average interest rate. The interest rate that TruServ offered to members to renew their maturing subordinated debt for an additional 3 years was higher than the coupon rate of their maturing debt. Third party interest expense decreased $12,286, or 42.3%, as compared to the same period last year. This decrease is due to the lower average principal balance of senior debt outstanding as compared to the same period last year. The lower average principal balance was achieved by generating cash from operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002. This decrease in interest expense was partially offset by the increase in amortization of make-whole costs incurred by the early paydown of debt from the asset sales that occurred in the second half of 2002.

                                                             2003          2002        $ Income Increase
                                                             ----          ----        -----------------
Other income, net                                          $(8,065)      $(2,003)           $6,062


Other income, net increased by $6,062, as compared to the same period last year. This increase in income was due to the termination of the agreements with BMA (see Note 10). The terminated agreements had related unrecognized income of $7,100 that was recorded in income in the second quarter of 2003. Offsetting this increase in income was the interest income recognized in fiscal 2002 from the related note receivable with BMA that was significantly reduced by BMA in July 2002.

                                                             2003          2002        $ Net margin Increase
                                                             ----          ----        ---------------------
Net margin                                                 $20,780       $15,081            $5,699


The first six months resulted in net margin of $20,780, up from a net margin of $15,081 for the same period a year ago. Interest expense savings, the effect of terminating the BMA agreements and expense reductions more than offset the impact to gross margin from the reduced merchandise volume and increased rent expense.

LIQUIDITY AND CAPITAL RESOURCES:

In 2001, the Securities and Exchange Commission ("SEC") issued Financial Reporting Release ("FRR") No. 61, which sets forth the views of the SEC regarding certain disclosures relating to liquidity and capital resources. The information provided below, which should be read in conjunction with the information in TruServ's Annual Report on Form 10-K for the year ended December 31, 2002, describes TruServ's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of TruServ's liquidity.

TruServ generated cash from operating activities for the 26 weeks ended June 28, 2003 of $28,144, as compared to $42,470 for the 26 weeks ended June 29, 2002. The main reason for the change in cash related to operating activities, when comparing the two periods, is the slight erosion in working capital account performance. The reduction in cash generated from working capital components in 2003 is mainly due to significant liquidation of excess inventory in 2002 which did not repeat at the same level in 2003. TruServ's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for the co-op and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The increase in accounts payable from fiscal year end is matched by the increase in accounts receivable and inventory during the period. The cash needed to meet the future payments for accounts payable will be provided by the cash generated from collections on accounts receivable and from the future sale of inventory.

TruServ used cash from investing activities of $238 for the 26 weeks ended June 28, 2003, as compared to $4,497 of cash generated for the same period last year. This is mainly due to a decrease in restricted cash in 2002, as asset sale proceeds were distributed during 2002 to the senior lenders in accordance with the intercreditor agreement. However, this was partially offset by the decrease in additions to properties, which was lower by $4,371, as compared to the same period last year. The additions to capital expenditures consist of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters.

In the 26 weeks ended June 28, 2003, TruServ had a net increase in cash and cash equivalents of $6,989, as cash flows were sufficient to avoid borrowing on the revolving credit line and still permit TruServ to carry excess cash. TruServ used the cash generated from operating activities in its financing activities to help reduce its debt by $36,350 in the first half of 2003. In the 26 weeks ended June 29, 2002, TruServ had a net decrease in cash and cash equivalents of $75,381. This reduction in cash and cash equivalents was the result of TruServ using excess cash available at December 31, 2001 to cover outstanding checks and pay off short-term borrowings.

At June 28, 2003, TruServ's working capital was $106,747, as compared to $84,051 at December 31, 2002. The current ratio was 1.22 at June 28, 2003, as compared to 1.21 at December 31, 2002.

TruServ believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2003.

TruServ has commenced a process, which, if successful, will allow it to refinance all of its existing senior debt under one asset-based, revolving credit facility at an interest rate approximately 9% more favorable to the interest rates paid on its current senior debt. On July 25, 2003, TruServ signed a $50,000 commitment letter with a bank to lead a "best efforts" syndication of a $275,000, four-year, revolving credit facility under terms and conditions negotiated between this lead bank and TruServ. As opposed to an underwritten credit facility in which a lending institution essentially guarantees that an entire transaction will be funded, TruServ is pursuing a best efforts deal where the lead bank will solicit the participation of a group of banks, each committing to a share of the entire $275,000 credit facility. As of August 12, 2003, TruServ has received commitments from additional lending institutions that bring the aggregate commitments to $195,000, or 70.9% of the total facility. If TruServ is successful in obtaining the remaining $80,000 of additional commitments to complete this facility under terms materially consistent with those already negotiated, TruServ will proceed to refinance its existing senior debt. Upon a refinancing, TruServ would be required immediately to expense all existing unamortized make-whole costs and prepaid bank fees. These amounts were obligations owed to the existing lenders in 2002 for the amendments completed and prepayments made in 2002 and totaled $18,500 as of June 28, 2003. TruServ has also negotiated with its current senior lenders concessions on make-whole costs and other items contractually due to the lenders provided that TruServ is able to refinance prior to September 16, 2003. TruServ would incur approximately $2,400 of additional net expense if TruServ were able to complete the refinancing by September 15, 2003. As a result of final negotiations with the existing senior lenders, this additional expense of $2,400 is substantially lower than the estimated contractual amount of $27,000 that TruServ previously disclosed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
($ in thousands)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt with a borrowing ceiling of $143,200 at June 28, 2003; on average approximately $12,181 was outstanding during the thirteen weeks ending June 28, 2003. A 50 basis point movement in interest rates would result in an approximate $61 annualized increase or decrease in interest expense and cash flows based on the average balance outstanding during the thirteen weeks ending June 28, 2003.

For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ has no investments in derivative instruments and performs no speculative hedging activities. TruServ does not have any variable interest entities ("VIE's") and all related party transactions (i.e., transactions with members) are at arm's length.

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




PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

The company is involved in various claims and lawsuits incidental to its business. The following significant matters existed at June 28, 2003:

BESS ACTION

In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc.("Bess"), to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess' shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss, which TruServ declared for its fiscal year 1999. On June 21, 2002, the court issued an oral ruling granting summary judgment to TruServ on its accounts receivable claim and granting summary judgment to Bess on its counterclaim. The judgment was entered on August 6, 2002. TruServ believes that the court's ruling on Bess' counterclaim is not supported by either the facts or Delaware corporate law. TruServ's motion for reconsideration and reversal of the August judgment on Bess' counterclaim was denied on November 21, 2002. TruServ filed its notice of appeal in the Second District of Illinois Appellate Court on December 2, 2002.

DERIVATIVE ACTION

In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint was brought derivatively on behalf of TruServ and alleged that the individual defendants breached fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also sought to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleged that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing annual minimum purchase requirements upon members. On May 12, 2003, the parties to this action signed a Stipulation of Settlement resolving the lawsuit, subject to court approval. On May 15, 2003, the Delaware Chancery Court entered an Order preliminarily approving the Settlement. The Court conducted a Settlement Hearing on July 8, 2003, and approved the Stipulation of Settlement as fair, reasonable, adequate and in the best interest of TruServ and the class. On July 14, 2003, the Court entered a Final Order and Judgment dismissing the lawsuit with prejudice. The Stipulation of Settlement will be final and binding 30 days after the date the Final Order and Judgment was entered. Under the terms of the Stipulation of Settlement, at such time as TruServ's board of directors determines that it is in the best interests of TruServ to lift the moratorium on stock redemptions, the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement will be reduced by approximately $5 million on a pro rata basis as more fully described in the Stipulation of Settlement agreement. Additionally, all of the current and former members who participated in the Stipulation of Settlement released TruServ from any liability with respect to the moratorium on stock redemptions and the creation of the 1999 loss allocation accounts.


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

TruServ intends to vigorously defend the remaining cases. However, a ruling in favor of any or all of the plaintiffs in the Kennedy Action or the Bess Action could have a material adverse effect on TruServ. The courts could rule that TruServ violated its Agreement with members or its By-Laws in establishing the loss allocation account or imposing the moratorium on stock redemptions. In the event of such a ruling, TruServ could be required to do one or more of the following:

- lift the moratorium on stock redemptions; and

- redeem members' stock presented for redemption at its full stated value.

Such actions could constitute events of default under TruServ's current Senior Debt Agreements. Unless appropriate waivers were obtained from TruServ's lenders, the amounts due under the Senior Debt could become immediately due and payable or the Senior Debt agreements could have to be renegotiated. However, there can be no assurances that TruServ would be able to obtain the requisite waivers or successfully renegotiate its Senior Debt agreements. In the event TruServ was unable to obtain the requisite waivers or successfully renegotiate its Senior Debt agreements, a material adverse effect on TruServ's liquidity and capital resources could result.


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

TruServ's amended debt agreements preclude the lifting of the stock moratorium until the expiration of the agreements, except for certain hardship cases, not to exceed $2,000 annually. Given certain ongoing related litigation (see "Legal Proceedings"), TruServ does not currently plan to engage in hardship redemptions of stock. The expiration of the prohibition against stock redemptions under the current amended debt agreements, could occur in 2003 if TruServ completes a refinancing without such prohibition. At that time, the board of directors will consider if and when it is appropriate to lift the moratorium. In doing so, the board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. The board of directors is monitoring the financial performance of TruServ quarterly.

As of June 28, 2003, the aggregate value of the terminated members' equity investments presented for redemption but deferred due to the moratorium was approximately $30,542, after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and accounts receivable owed by the former members. Historically, TruServ has offset amounts due by its members against amounts that it pays to the members on redemption of their stock. Of the total $30,542, $17,347 represents the aggregate value of Class A common stock and $9,856 represents the aggregate value of the Non-Qualified Class B common stock, historically paid out at the time of redemption. $44,827 represents the aggregate value of the Qualified Class B common stock historically paid out by means of a five-year subordinated installment note. Offsetting these gross equity investment amounts at the time of redemption is $26,316 of 1999 loss allocations, $8,699 of the 2001 loss allocable to terminated members upon redemption of their stock if it were to be paid out as of June 28, 2003 and $6,473 of accounts receivable owed by these former members. On a member by member basis, the net amount of $30,542 owed to terminated members would be payable approximately $6,813 at the time of redemption, and $23,729 in five-year installment notes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At TruServ's Annual Meeting of Stockholders held on April 29, 2003, the election results were as follows:

           1.   Election of directors for a term of one year:

                                                             Votes for          Votes Withheld
               Bryan R. Ableidinger                           167,100                7,620
               Laurence L. Anderson                           166,320                8,400
               J.W. Blagg                                     166,380                8,340
               Michael S. Glode                               167,520                7,200
               Thomas S. Hanemann                             167,220                7,500
               Judith S. Harrison                             167,100                7,620
               Peter G. Kelly                                 165,000                9,720
               Pamela Forbes Lieberman                        167,220                7,500
               David Y. Schwartz                              166,200                8,520
               Gilbert L. Wachsman                            166,680                8,040
               Charles W. Welch                               167,520                7,200


            2. Appointment of PricewaterhouseCoopers LLP as TruServ's independent accountant for fiscal 2003.

                                        For       Against        Abstain
                                        ---       -------        -------
                                     166,200       4,500          4,020

            3.   Approval of proxy authorization to vote on other business:

                                        For       Against        Abstain
                                        ---       -------        -------
                                     155,880      10,200          8,580

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit 31.1 Section 302 Certification (Chief Executive Officer)

                Exhibit 31.2 Section 302 Certification (Chief Financial Officer)

                Exhibit 32.1 Section 906 Certification (Chief Executive Officer

                             and Chief Financial Officer)

         (b)    Reports on Form 8-K

                    None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRUSERV CORPORATION

Date: August 12, 2003             By /s/ DAVID A. SHADDUCK
                                 -----------------------------------
                                 David A. Shadduck
                                 Senior Vice President and
                                 Chief Financial Officer