Form 10-Q
period 2003-09-27
TRUSERV CORP
filed 2003-11-12
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED September 27, 2003 OR

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

The number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2003.

Class A Common Stock, $100 Par Value........................    476,460 Shares
Class B Common Stock, $100 Par Value........................  1,756,457 Shares

                          ITEM 1. FINANCIAL STATEMENTS
                 ($ in thousands - except per share information)

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                            September 27,
                                                                                2003           December 31,
                                                                             (Unaudited)          2002
                                                                            -------------      ------------
Current assets:
  Cash and cash equivalents                                                   $     7,882       $     9,001
  Restricted cash                                                                  12,153            15,755
  Accounts and notes receivable, net of allowance for doubtful
   accounts of $6,624 and $8,553                                                  223,559           207,709
  Inventories                                                                     280,062           234,448
  Other current assets                                                             18,627            23,440
                                                                              -----------       -----------
    Total current assets                                                          542,283           490,353

Properties, net of accumulated depreciation of $282,935 and $274,519               78,820            91,116
Goodwill, net                                                                      91,474            91,474
Other assets                                                                       13,104            30,428
                                                                              -----------       -----------
    Total assets                                                              $   725,681       $   703,371
                                                                              ===========       ===========



            See Notes to Condensed Consolidated Financial Statements

                     LIABILITIES AND MEMBERS' CAPITALIZATION

                                                                  September 27,
                                                                       2003           December 31,
                                                                    (Unaudited)           2002
                                                                  -------------       ------------
Current liabilities:
  Accounts payable                                                $   249,227         $   199,566
  Outstanding checks                                                   36,825              28,884
  Accrued expenses                                                     79,952              84,082
  Short-term borrowings                                                  --                27,852
  Current maturities of long-term debt, notes and
   capital lease obligations                                          120,150              59,797
  Patronage dividend payable in cash                                    8,538               6,121
                                                                  -----------         -----------
    Total current liabilities                                         494,692             406,302

Long-term debt, notes and capital lease obligations,
 less current maturities                                              115,615             125,021
Deferred gain on sale leaseback                                        50,825              52,786
Deferred credits                                                       13,476              20,282
Deferred stock redemptions                                             32,092                --
Redeemable nonqualified Class B non-voting common stock,
 $100 par value; 234,495 shares issued and fully paid                  23,450                --
                                                                  -----------         -----------
   Total long-term liabilities and deferred credits                   235,458             198,089

   Total liabilities and deferred credits                             730,150             604,391

Commitments and contingencies                                            --                  --

Members' capitalization:
  Promissory (subordinated) and installment notes, net
   of current portion                                                    --                43,531

Members' equity:
  Redeemable Class A voting common stock, $100 par value;
   750,000 shares authorized; 304,980 and 474,360 shares
   issued and fully paid; 15,117 and 35,700 shares issued
   (net of subscriptions receivable of $134,000
   and $886,000)                                                       31,876              50,120
  Redeemable qualified Class B non-voting common stock
   and paid-in capital, $100 par value; 4,000,000
   shares authorized; 942,904 and 1,756,457 shares
   issued and fully paid                                               95,590             176,945
Loss allocation                                                       (45,937)            (75,966)
Deferred patronage                                                    (25,232)            (25,793)
Accumulated deficit                                                   (59,613)            (68,704)
Accumulated other comprehensive loss                                   (1,153)             (1,153)
                                                                  -----------         -----------
   Total members' equity/(deficit)                                     (4,469)             55,449
                                                                  -----------         -----------
   Total members' capitalization/(deficit)                             (4,469)             98,980
                                                                  -----------         -----------
   Total liabilities and members' capitalization                  $   725,681         $   703,371
                                                                  ===========         ===========


            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                           For the thirteen weeks ended           For the thirty-nine weeks ended
                                                          ------------------------------         ---------------------------------
                                                          September 27,    September 28,         September 27,      September 28,
                                                             2003               2002                 2003               2002
                                                          -------------    -------------         -------------      --------------
Net revenue                                              $    478,811       $   499,817           $ 1,504,100       $  1,650,901
Costs and expenses:
  Cost of revenue                                             422,887           437,676             1,336,425          1,460,173
  Logistics and manufacturing expenses                         15,031            18,824                49,524             55,889
  Selling, general and administrative expenses                 27,538            22,238                71,620             68,091
  Restructuring charges and other related expenses                (23)              895                   485              1,136
  Interest expense to members                                   1,462             1,618                 4,277              4,974
  Third party interest expense                                 32,964            13,312                49,747             42,381
  (Gain)/loss on sale of assets                                  (166)              (67)                   43               (292)
  Other income, net                                           (11,254)             (709)              (19,319)            (2,712)
                                                         ------------       -----------           -----------       ------------
Net margin/(loss) before income taxes                          (9,628)            6,030                11,298             21,261

Income tax expense                                                142                97                   288                247
                                                         ------------       -----------           -----------       ------------
Net margin/(loss)                                        $     (9,770)      $     5,933           $    11,010       $     21,014
                                                         ============       ===========           ===========       ============


            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                     September 27,        September 28,
                                                                         2003                 2002
                                                                     -------------        -------------
Operating activities:
  Net margin                                                          $   11,010          $   21,014
  Adjustments to reconcile net margin to cash
    and cash equivalents provided by operating
    activities:
    Depreciation and amortization                                         20,333              27,112
    Provision for allowance for doubtful accounts                         (1,379)                453
    Provision for inventory reserves                                       6,580               6,538
    Restructuring charges and other related expenses                         485               1,136
    (Gain)/loss on sale of assets                                             43                (292)
    Gain from debt forgiveness                                            (7,706)               --
    Net change in working capital components                             (20,857)             38,245
                                                                      ----------          ----------
  Net cash and cash equivalents provided by
   operating activities                                                    8,509              94,206
                                                                      ----------          ----------
Investing activities:
  Additions to properties                                                 (4,676)             (8,254)
  Proceeds from sale of properties                                           300               6,559
  Changes in restricted cash                                               3,602              14,528
  Changes in other assets                                                  1,861              16,778
                                                                      ----------          ----------
  Net cash and cash equivalents provided by
   investing activities                                                    1,087              29,611
                                                                      ----------          ----------
Financing activities:
  Payment of patronage dividend                                           (5,790)               --
  Payment of notes, long-term debt and lease obligations                (155,657)            (45,673)
  Increase/(decrease) in outstanding checks                                7,941             (45,878)
  Decrease in senior revolving credit facility, net                      (24,194)           (109,874)
  Increase in asset based revolving credit facility, net                 166,961                --
  Proceeds from Class A common stock subscription
   receivable                                                                 24                 199
                                                                      ----------          ----------
  Net cash and cash equivalents used for financing
   activities                                                            (10,715)           (201,226)
                                                                      ----------          ----------
  Net decrease in cash and cash equivalents                               (1,119)            (77,409)
  Cash and cash equivalents at beginning of period                         9,001              88,816
                                                                      ----------          ----------
  Cash and cash equivalents at end of period                          $    7,882          $   11,407
                                                                      ==========          ==========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ in thousands)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at September 27, 2003, the condensed consolidated statement of operations for the thirteen weeks and thirty-nine weeks ended September 27, 2003 and September 28, 2002, and the condensed consolidated statement of cash flows for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 included in TruServ's 2002 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the nine-month period ended September 27, 2003 was $8,538, which was 30% of the estimated patronage income before the net effect of the refinancing of the existing senior revolving credit facility and senior notes. The estimated cash portion of the patronage dividend for the corresponding period for 2002 was $4,109, which was 20% of the estimated patronage income. TruServ's By-Laws and Internal Revenue Service regulations require the payment of at least 20% of patronage dividends in cash. In the past, TruServ paid the remainder primarily through the issuance of Class B common stock (in both qualified and nonqualified written notices of allocation, as those terms are used in the Internal Revenue Code); and in certain cases, TruServ paid a small portion of the dividend by means of Promissory (subordinated) notes. For fiscal 2003, if TruServ declares a patronage dividend, it intends to issue the non-cash portion of the dividend in the form of Qualified Class B common stock, and, in the case of those members who have loss allocation accounts, to apply the value of the Qualified Class B common stock to reduce such account balances (see Note 4).

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

NOTE 5 - INVENTORIES

                                                September 27,       December 31,
                                                    2003                2002
                                                -------------       ------------
Manufacturing inventories:
  Raw materials                                  $   2,008           $   1,473
  Work-in-process and finished goods                18,170              19,655
  Manufacturing inventory reserves                  (1,658)             (1,297)
                                                 ---------           ---------
                                                    18,520              19,831

Merchandise inventories:
  Warehouse inventory                              267,120             223,754
  Merchandise inventory reserves                    (5,578)             (9,137)
                                                 ---------           ---------
                                                   261,542             214,617
                                                 ---------           ---------
Total                                            $ 280,062           $ 234,448
                                                 =========           =========

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at September 27, 2003 and December 31, 2002 was $18,215 and $15,753, respectively.

NOTE 6 - RESTRUCTURING CHARGES AND OTHER RELATED EXPENSES

Net restructuring and other related charges of $(23) and $485 were incurred in the thirteen and thirty-nine weeks ended September 27, 2003, respectively, of which $(23) and $549 related to restructuring costs, as detailed in the chart below. The year to date amount was offset by a favorable adjustment of $64 resulting from changes in estimates to previously accrued post-employment severance charges. Restructuring charges primarily consisted of changes in amounts accrued for severance and exit costs at the Hagerstown, Maryland distribution center and severance costs at TruServ's corporate headquarters. Net restructuring expenses of $895 and $1,136 were incurred in the thirteen and thirty-nine weeks ended September 28, 2002, respectively, which primarily consisted of additional severance and exits costs for Hagerstown, Maryland and Brookings, South Dakota distribution centers, and additional severance costs at TruServ's corporate headquarters. TruServ did not incur any post-employment charges during the first thirty-nine weeks of 2002.

During the first nine months of 2003 and 2002, TruServ used previously established restructuring reserves of $14,309 and $5,168, respectively, related to distribution center closures and workforce reductions at TruServ's corporate headquarters. In the third quarter 2003, the largest component of the use of reserves/cash disbursement was $9,254 related to the remaining lease obligation to a third party, which was converted into a senior term loan and was subsequently paid off as part of the refinancing arrangement on August 29, 2003 (see Note 7), related buyouts of several operating leases and a payback of a portion of an existing grant. Additionally, during the first nine months of 2003, TruServ used previously established post-employment reserves of $937, primarily related to severance payments for former associates at TruServ's corporate headquarters and the Cary, Illinois facility.

Restructuring Reserve Summary:

                                                                For the thirty-nine weeks ended
                                     --------------------------------------------------------------------------------------------
                                               September 27, 2003                              September 28, 2002
                                     -------------------------------------------    ---------------------------------------------
                                      Severance &                     Total         Severance &                        Total
                                     Outplacement     Facility     Restructuring    Outplacement     Facility      Restructuring
                                         Costs       Exit Costs       Reserve           Costs       Exit Costs        Reserve
                                     -------------------------------------------    ---------------------------------------------

Restructuring reserves,
beginning of year                       $  4,241      $ 11,030        $ 15,271        $  8,270       $ 17,979         $ 26,249

First quarter activity:
Restructuring charge                          49            32              81            --             --               --
Use of reserves/Cash disbursements        (1,110)       (1,312)         (2,422)         (1,864)          (988)          (2,852)
                                        --------      --------        --------        --------       --------         --------
Restructuring reserves,
end of 1st quarter                         3,180         9,750          12,930           6,406         16,991           23,397

Second quarter activity:
Restructuring charge                          45           900             945             185            150              335
Restructuring reversals                     --            (454)           (454)            (94)          --                (94)
Use of reserves/Cash disbursements          (930)         (942)         (1,872)         (1,498)           (97)          (1,595)
                                        --------      --------        --------        --------       --------         --------
Restructuring reserves,
end of 2nd quarter                         2,295         9,254          11,549           4,999         17,044           22,043

Third quarter activity:
Restructuring charge                        --            --              --             1,822           --              1,822
Restructuring reversals                      (23)         --               (23)           --             (927)            (927)
Use of reserves/Cash disbursements          (761)       (9,254)        (10,015)         (1,648)           927             (721)
                                        --------      --------        --------        --------       --------         --------
Restructuring reserves,
end of 3rd quarter                      $  1,511      $   --          $  1,511        $  5,173       $ 17,044         $ 22,217
                                        ========      ========        ========        ========       ========         ========

NOTE 7 - DEBT

On August 29, 2003, TruServ closed a new four-year $275,000 asset based revolving credit facility (the "Bank Facility"). The Bank Facility was used to refinance the existing senior revolving credit facility and senior notes. Under the terms of the Bank Facility agreement, the interest rate is variable at TruServ's option of LIBOR plus 2.25% or prime plus 0.25%. The unused commitment fee is 0.375%. The Bank Facility pricing includes a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004.

The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, TruServ is subject to a fixed charge coverage ratio of
1.1 to 1. Additionally, TruServ is required to maintain $15,000 of excess availability at all times. Availability is the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. TruServ had availability, under the Bank Facility, of approximately $44,582 on September 27, 2003.

Substantially all of the assets of TruServ and a pledge of 100% of the stock of TruServ's subsidiaries secure the Bank Facility. Borrowings under the Bank Facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. Additionally, the qualification of accounts receivable and inventory items as "eligible" for purposes of the borrowing base is subject to unilateral change at the discretion of the lenders. The borrowing base is calculated as follows:

i.     85% of eligible accounts receivable, plus

ii. the lesser of 65% of the value of eligible inventory, 85% of the net orderly liquidation value of inventory or $160,000, plus

iii. a fixed asset sublimit, calculated as the lesser of $25,000 or 65% of the fair value of certain real estate and 80% of orderly liquidation value of certain machinery and equipment. The sublimit is subject to a seven-year amortization for the portion predicated on machinery and equipment and a ten-year amortization for the portion predicated on real estate.

The Bank Facility imposes certain limitations on and requires compliance with covenants from TruServ that are usual and customary for similar asset based revolving credit facilities. Unless such terms and conditions are waived by a majority of the lenders, these terms and conditions include, among other things:

i. limitations on additional lease transactions, additional third-party and subordinated debt, the granting of certain liens and guarantees, capital expenditures and cash dividend payments and distributions;

ii. restrictions on mergers, investments, transactions with related parties, acquisitions and changes in corporate control; and

iii.   periodic financial and collateral reporting requirements.

Fees paid for closing the Bank Facility totaled $3,752 and TruServ will amortize these fees over the four-year term.

Upon closing the Bank Facility, TruServ incurred a net expense of $19,221 to exit the replaced credit agreements. The net expense consisted of $26,927 of interest expense relating to the write-off of old and new senior note make whole obligations and prepaid bank fees offset by $7,706 of other income relating to debt forgiveness for a portion of the existing refinanced debt.

At September 27, 2003, the Company had $166,961 in revolving credit loans of which $106,961 is included in Current maturities of long-term debt, notes and capital lease obligations and $60,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on the Company's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the lowest level of borrowings during the next twelve months.

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

                                                  Thirteen weeks ended September 27, 2003
                                             --------------------------------------------------
                                                                                   Consolidated
                                             Hardware              Paint              Totals
                                             --------              -----           ------------
Net sales to external customers             $ 449,860           $  28,951           $ 478,811
Interest expense                               26,409(1)            8,017(1)           34,426(1)
Depreciation and amortization                   5,789                 346               6,135
Segment net margin/(loss)                      (8,426)(2)          (1,344)(2)          (9,770)(2)
Expenditures for long-lived assets              2,437                  32               2,469


                                                  Thirteen weeks ended September 28, 2002
                                             --------------------------------------------------
                                                                                   Consolidated
                                             Hardware              Paint              Totals
                                             --------              -----           ------------
Net sales to external customers             $ 467,426           $  32,391          $ 499,817
Interest expense                               14,263                 667             14,930
Depreciation and amortization                   8,242                 348              8,590
Segment net margin                              1,236               4,697              5,933
Expenditures for long-lived assets              1,540                 136              1,676

                                                 Thirty-nine weeks ended September 27, 2003
                                             --------------------------------------------------
                                                                                   Consolidated
                                             Hardware              Paint              Totals
                                             --------              -----           ------------
Net sales to external customers             $1,422,603          $   81,497          $1,504,100
Interest expense                                42,993(1)           11,031(1)           54,024(1)
Depreciation and amortization                   19,259               1,074              20,333
Segment net margin                               4,901(2)            6,109(2)           11,010(2)
Identifiable segment assets                    677,855              47,826             725,681
Expenditures for long-lived assets               4,467                 209               4,676

                                                 Thirty-nine weeks ended September 28, 2002
                                             --------------------------------------------------
                                                                                   Consolidated
                                             Hardware              Paint              Totals
                                             --------              -----           ------------
Net sales to external customers             $1,558,750          $   92,151          $1,650,901
Interest expense                                44,200               3,155              47,355
Depreciation and amortization                   26,037               1,075              27,112
Segment net margin                               7,322              13,692              21,014
Identifiable segment assets                    763,090              50,502             813,592
Expenditures for long-lived assets               7,869                 385               8,254

(1) Interest expense includes $20,693 and $6,234 allocated to Hardware and Paint, relating to the $26,927 write-off of old and new senior note make whole obligations and prepaid bank fees.

(2) Segment net margin/(loss) includes $13,411 and $5,810 relating to the $19,221 of net expense to refinance the existing senior revolving credit facility and senior notes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

In August 2000, an action (the "Derivative Action") was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint was brought derivatively on behalf of TruServ and alleged that the individual defendants breached fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also sought to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleged that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing annual minimum purchase requirements upon members. On May 12, 2003, the parties to this action signed a Stipulation of Settlement resolving the lawsuit, subject to court approval. On May 15, 2003, the Delaware Chancery Court entered an Order preliminarily approving the Settlement. The Court conducted a Settlement Hearing on July 8, 2003, and approved the Stipulation of Settlement as fair, reasonable, adequate and in the best interests of TruServ and the class. On July 14, 2003, the Court entered a Final Order and Judgment dismissing the lawsuit with prejudice. The Stipulation of Settlement became final and binding 30 days after the date the Final Order and Judgment was entered. Under the terms of the Stipulation of Settlement, at such time as TruServ's board of directors determines that it is in the best interest of TruServ to lift the moratorium on stock redemptions, the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement will be reduced by approximately $5 million on a pro rata basis as more fully described in the Stipulation of Settlement agreement. The majority of the settlement was provided by TruServ's insurance carrier. Additionally, all of the current and former members who participated in the Stipulation of Settlement released TruServ and its current and former officers and directors from any liability with respect to the moratorium on stock redemptions and the creation of the 1999 loss allocation accounts.

TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, which range from 15-50% of the member's outstanding balance. In the event that a member defaults on its loan, the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $998 and $2,172 as of September 27, 2003 and December 31, 2002, respectively. The balance of $998 as of September 27, 2003 includes approximately $293 that will mature over the next twelve months. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $114 relating to these guarantees.

Additionally, TruServ sold certain member note receivables to a third party in 2002 which it has fully guaranteed. TruServ is required to pay 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these member notes at September 27, 2003 and December 31, 2002 was $574 and $871, respectively, and is recorded as a liability and related receivable in TruServ's consolidated balance sheet. TruServ carries a $57 reserve relating to the guarantees on these notes. The balance of $574 as of September 27, 2003 includes approximately $241 that will mature over the next twelve months. The remaining guarantees will expire periodically through 2007.

TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its True Value paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

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

In the third quarter of 2003, TruServ adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of this standard impacted the classification in the Condensed Consolidated Balance Sheet of Promissory (subordinated) and installment notes, net of current portion; Redeemable nonqualified Class B non-voting common stock; and stock presented for redemption but deferred due to the moratorium. Promissory (subordinated) and installment notes, net of current portion, which are notes with three year durations with current owners of TruServ's Class A common stock, are now included in Long-term debt. Promissory (subordinated) and installment notes, net of current portion previously was recorded under the caption of Members' capitalization. Redeemable nonqualified Class B non-voting common stock is now included in long-term liabilities as these shares of stock have a planned redemption schedule. Redeemable nonqualified Class B non-voting common stock previously was recorded under the caption of Members' equity. Redeemable nonqualified Class B non-voting common stock has a planned redemption schedule of at least 10% of the shares by December 31, 2011; at least 40% of the shares by December 31, 2019 and all of the shares by December 31, 2029. Shares of stock presented for redemption but deferred due to the moratorium are now included in long-term liabilities in

Deferred stock redemptions. Deferred stock redemptions contain the par value of Class A, Qualified Class B and Nonqualified Class B common stock reduced by the legal right of offsets from the Loss allocation, Accumulated deficit and Accounts receivable accounts for each shareholder who has presented their stock for redemption but has been deferred due to the moratorium. These amounts were recorded in each of the respective categories. As of September 27, 2003, the aggregate value of the terminated members' equity investments presented for redemption but deferred due to the moratorium was approximately $32,092, after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and accounts receivable owed by the former members. Historically, TruServ has offset amounts due by its members against amounts that it pays to the members on redemption of their stock.

The effects of SFAS 150 on Member Capitalization are as follows:


                                                                                Stock
                                        Balance at                           redemptions
                                        9/27/2003                           deferred due to     Non-qualified
                                         before         Promissory and      the moratorium      Class B common         Balance at
                                      the effect of    installment notes    reclassified to   stock reclassified    9/27/2003 after
                                       adoption of      reclassified to        Long-term         to Long-term         adoption of
                                         SFAS 150       Long-term debt        liabilities        liabilities            SFAS 150
                                       -----------     -----------------    ---------------    ---------------      ----------------
Promissory and installment notes       $  55,042           $ (55,042)          $    --             $    --             $    --
Redeemable Class A common stock           50,144                --               (18,268)               --                31,876
Redeemable Class B common stock          176,945                --               (57,905)            (23,450)             95,590
Loss allocation                          (73,684)               --                27,747                --               (45,937)
Deferred patronage                       (25,232)               --                  --                  --               (25,232)
Accumulated deficit                      (69,069)               --                 9,456                --               (59,613)
Accumulated other comprehensive loss      (1,153)               --                  --                  --                (1,153)
                                       ---------           ---------           ---------           ---------           ---------
Total members' capitalization          $ 112,993           $ (55,042)          $ (38,970)          $ (23,450)          $  (4,469)
                                       =========           =========           =========           =========           =========



Stock redemptions deferred due to the moratorium of $38,970 are reduced by the legal right of offset of accounts receivable of $6,878 for the net deferred stock redemption of $32,092. The Class A common stock and the Non-Qualified Class B common stock have historically been paid out at the time of redemption. Qualified Class B common stock has historically been paid out by means of a five-year subordinated installment note, which has the first installment due at the end of the calendar year of the time of redemption. On a member by member basis, the net amount of $32,092 owed to terminated members would be payable approximately $7,002 at the time of redemption, and $25,090 in five-year installment notes. Additionally, adoption of this standard did not have a material impact on TruServ's results of operations or cash flow.

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the disclosure of certain guarantees existing at December 31, 2002. In addition, FIN 45 requires the recognition of a liability for the fair value of the obligation of qualifying guarantee activities that are initiated or modified after December 31, 2002. Accordingly, TruServ has disclosed certain guarantees that existed at December 31, 2002 in Note 9 and updated the status of the guarantees at September 27, 2003. In January 2003, TruServ adopted the recognition provisions of FIN 45 for guarantee activities initiated after December 31, 2002. TruServ did not have any new guarantees in the first 39 weeks of 2003.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46 provides guidance on the identification of, and reporting for, entities over which control is achieved through means other than voting rights; such entities are known as Variable Interest Entities ("VIE's"). The adoption of this standard did not have a material impact on TruServ's financial position, results of operations or cash flow.

In November 2002, the EITF reached a consensus on EITF Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16") which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. In January 2003, the EITF clarified that this issue is effective for arrangements with vendors initiated on or after January 1, 2003. In March 2003, the EITF addressed the issue again with respect to the reclassification of prior period amounts and determined that reclassification is only permitted provided that previously reported net income would not change as a result of applying the consensus. TruServ adopted the provisions of EITF 02-16 effective January 1, 2003; however, TruServ applied the provisions to agreements modified prior to January 1, 2003 effective for 2003 and reclassified prior period amounts of revenue and costs of revenue accordingly for presentation purposes. The classification provisions should have been applied on a prospective basis for all agreements entered into or modified after January 1, 2003. The following table presents revenue and costs of revenue for the first two quarters of 2002 and the six months ended June 29, 2002 as if the previous reclassifications for EITF 02-16 had not been applied.

                                          For the Quarter Ending
                                    ----------------------------------       Year-to-Date
                                    March 30, 2002       June 29, 2002       June 29, 2002
                                    --------------       -------------      ---------------
Revenue per previously filed          $  548,429          $  588,033          $1,136,462
2003 Forms 10-Q

Reversal of reclassification               4,799               9,823              14,622
                                      ----------          ----------          ----------
Revenue                               $  553,228          $  597,856          $1,151,084
                                      ==========          ==========          ==========

Cost of revenue per                   $  494,243          $  513,632          $1,007,875
previously filed 2003 Forms
10-Q

Reversal of reclassification               4,799               9,823              14,622
                                      ----------          ----------          ----------
Cost of revenue                       $  499,042          $  523,455          $1,022,497
                                      ==========          ==========          ==========


The adoption of EITF 02-16 has not had a material impact on the Company's 2003 results of operations, financial position or cash flows.

NOTE 11 -- OTHER INCOME

Effective April 21, 2003, TruServ terminated its non-compete, cooperation, and trademark and license agreements entered into with Builder Marts of America, Inc. ("BMA") in connection with the sale of the lumber and building materials business on December 29, 2000. TruServ has agreed to give up its equity option and its position on the board of directors of BMA in consideration for the termination of these agreements. These agreements had deferred credits related to them that were being amortized to income over the lives of the underlying agreements, which were generally 5-10 years. The termination of these agreements resulted in the recognition of the unamortized credits, which constituted approximately $7,133 of income in the second quarter of 2003.

On August 29, 2003, TruServ recognized $7,706 of other income relating to debt forgiveness for a portion of the existing refinanced debt (Note 7). Additional other income was recognized from a gain on settlement of litigation (Note 9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands)

THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

RESULTS OF OPERATIONS:

Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 13 weeks ending September 27, 2003 and September 28, 2002 follows:

                                                                                                                 Gross
                                                            Net               % of Net          Gross           Margin %
                                                          Revenue              Revenue          Margin         of Revenue
                                                          -------             ---------         ------         ----------
Thirteen weeks ended September 28, 2002 results          $ 499,817             100.0%         $  62,141           12.4%
Same store sales:
  Warehouse and relay revenue                                2,328               0.5                 37
  Vendor direct revenue                                       (688)             (0.1)               (99)
  Paint Revenue                                             (2,340)             (0.5)            (1,399)
                                                         ---------             -----          ---------
    Net same store sales                                      (700)             (0.1)            (1,461)
                                                         ---------             -----          ---------
Terminated members:
  Warehouse and relay revenue                              (16,364)             (3.3)            (2,680)
  Vendor direct revenue                                     (5,252)             (1.1)               (45)
  Paint Revenue                                             (1,448)             (0.3)              (901)
                                                         ---------             -----          ---------
    Net terminated members                                 (23,064)             (4.6)            (3,626)
                                                         ---------             -----          ---------
New members:
  Warehouse and relay revenue                                3,870               0.8                629
  Vendor direct revenue                                      1,762               0.4                 10
  Paint Revenue                                                348               0.1                199
                                                         ---------             -----          ---------
    Net new members                                          5,980               1.2                838
                                                         ---------             -----          ---------
      Net change in participating members                  (17,084)             (3.4)            (2,788)
                                                         ---------             -----          ---------
Advertising, transportation and other revenue               (3,222)             (0.6)             2,395
Indirect cost of revenue                                      --                  --             (4,363)
                                                         ---------             -----          ---------
Total change                                               (21,006)             (4.2)            (6,217)
                                                         ---------             -----          ---------
Thirteen weeks ended September 27, 2003 results          $ 478,811              95.8%         $  55,924           11.7%
                                                         =========             =====          =========

Net revenue for the 13 weeks ended September 27, 2003 totaled $478,811, a decrease of $21,006, or 4.3%, as compared to the same period last year. The overall decline in net revenue was predominately due to a decline in the number of participating member retail outlets. TruServ had a net decline in the number of participating member retail outlets of 5.6% compared to the third quarter of 2002 and resulted in a net revenue reduction of $17,084, or 3.4%. Same store sales declined slightly, $700, or 0.1% as compared to the third quarter of 2002. A contributing factor in the decline of revenue in same store sales and participating member retail outlets was a product price reduction that lowered revenue by approximately $883, as compared to the same period last year. Advertising, transportation and other revenue declined $3,222, or 0.6% primarily due to the timing of advertising and lower freight revenue due to the merchandise volume decrease.

Gross margin for the 13 weeks ended September 27, 2003 decreased by $6,217, or 10.0%, as compared to the third quarter of 2002. The net decline in participating member outlets contributed $2,788, or 4.5% of the gross margin reduction. Same store gross margin was impaired by $1,461, or 2.4% principally due to a change in sales mix as the higher margin TruServ manufactured paint products' revenue declined and warehouse and relay revenue increased. An additional contributing factor in the decline of gross margin in same store sales and participating member retail outlets was a product price reduction that lowered gross margin by approximately $883, as compared to the same period last year. The product price reduction was partially offset by lower product acquisition costs from both domestic and global suppliers. Advertising, transportation and other gross margin increase $2,395, or 3.9% as a result of costs being reduced. Indirect costs of revenue, which is comprised of freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, negatively impacted gross margin by $4,363, or 7.0%, as compared to the same period last year. This negative impact was due to an increase in freight costs and lower discounts and rebates associated with the global sourcing of product and lower purchasing volume.

                                                    2003       2002      $ Expense (Decrease)
                                                    ----       ----      --------------------
Logistics and manufacturing expenses              $15,031     $18,824          ($3,793)

Logistics and manufacturing expenses decreased by $3,793, or 20.1%, as compared to the same period last year. TruServ's decrease in expense was due to lower operating costs resulting from the closure of a distribution center in the fourth quarter of 2002 together with increased labor productivity resulting from process changes. These savings were partially offset by increased rent expense, net of reduced depreciation expense and gain amortization, as a result of a sale leaseback transaction, which occurred on December 31, 2002. See "Interest expense" below for a discussion of the related impact from the sale leaseback transaction.

                                                    2003       2002       $ Expense Increase
                                                    ----       ----       ------------------
Selling, general and administrative expenses      $27,538     $22,238           $5,300

Selling, general and administrative ("SG&A") expenses increased $5,300, or 23.8%, as compared to the third quarter of 2002. The increase in SG&A expenses was due mainly to higher health care costs, which reflects the upward trends in health care self insurance costs in the quarter compared to the same period last year, and professional fees, which relate to higher litigation costs as well as professional work related to Sarbanes-Oxley preparation.

                                                                              $ Expense
                                                     2003       2002       Increase/(Decrease)
                                                     ----       ----       -------------------
Interest expense:
  Member                                           $1,462      $1,618            ($156)
  Third Parties                                    32,964      13,312           19,652

Interest expense to members decreased by $156, or 9.6%, as compared to the same period last year, due to a lower average principal balance of debt outstanding, partially offset by a higher average interest rate. The interest rate that TruServ offered to members to renew their maturing subordinated debt for an additional three years was higher than the coupon rate of their maturing debt.

Third party interest expense increased $19,652, or 147.6%, as compared to the same period last year. On August 29, 2003, TruServ completed the refinancing of the existing senior revolving credit facility and senior notes resulting in the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make whole interest cost totaling $26,927. See "Other income, net" for related debt forgiveness. These write-offs were partially offset by lower interest costs as a result of lower average principal balance of senior debt outstanding as compared to the same period last year and lower interest rates of the new Bank Facility. TruServ achieved the lower average principal balance by paying down debt through cash generated from both operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002.

                                          2003             2002            $ Income Increase
                                          ----             ----            -----------------
Other income, net                       $(11,254)         $(709)                 $10,545

Other income, net increased by $10,545, as compared to the same period last year. This increase in income was due to $7,706 of debt forgiveness related to the refinancing of the existing senior revolving credit facility and senior notes together with a gain recognition from a litigation settlement.


                                           2003            2002            $ Net margin (Decrease)
                                           ----            ----            -----------------------
Net margin/(loss)                        ($9,770)         $5,933                 ($15,703)

The quarter resulted in a net loss of $9,770, down from a net margin of $5,933 for the same period a year ago. The net cost of $19,221 ($26,927 interest expense net of $7,706 debt forgiveness) related to the refinancing of the existing senior revolving credit facility and senior notes, partially offset by the settlement of the Derivative Action had the most significant impact to net margin/(loss).

THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

RESULTS OF OPERATIONS:

Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 39 weeks ending September 27, 2003 and September 28, 2002 follows:

                                                                                                                         Gross
                                                                Net               % of Net            Gross             Margin %
                                                              Revenue              Revenue            Margin           of Revenue
                                                              -------             --------            ------           ----------
Thirty-nine weeks ended September 28, 2002 results          $ 1,650,901             100.0%         $   190,728            11.6%
Same store sales:
  Warehouse and relay revenue                                   (27,259)             (1.7)              (1,623)
  Vendor direct revenue                                         (24,772)             (1.5)              (1,071)
  Paint revenue                                                  (6,608)             (0.4)              (4,116)
                                                            -----------             -----          -----------
    Net same store sales                                        (58,639)             (3.6)              (6,810)
                                                            -----------             -----          -----------
Terminated members:
  Warehouse and relay revenue                                   (62,059)             (3.8)              (9,943)
  Vendor direct revenue                                         (27,156)             (1.6)                (274)
  Paint revenue                                                  (4,977)             (0.3)              (3,295)
                                                            -----------             -----          -----------
    Net terminated members                                      (94,192)             (5.7)             (13,512)
                                                            -----------             -----          -----------
New members:
  Warehouse and relay revenue                                    10,567               0.7                1,639
  Vendor direct revenue                                           6,646               0.4                   50
  Paint revenue                                                     930               0.1                  574
                                                            -----------             -----          -----------
    Net new members                                              18,143               1.1                2,263
                                                            -----------             -----          -----------
      Net change in participating members                       (76,049)             (4.6)             (11,249)
                                                            -----------             -----          -----------
Advertising, transportation and other revenue                   (12,113)             (0.7)               2,091
Indirect cost of revenue                                           --                  --               (7,085)
                                                            -----------             -----          -----------
Total change                                                   (146,801)             (8.9)             (23,053)
                                                            -----------             -----          -----------
Thirty-nine weeks ended September 27, 2003 results          $ 1,504,100              91.1%         $   167,675            11.1%
                                                            ===========             =====          ===========

Net revenue for the 39 weeks ended September 27, 2003 totaled $1,504,100, a decrease of $146,801, or 8.9%, as compared to the same period last year. The overall decline in revenue was predominately due to a decline in the number of participating member retail outlets. TruServ had a net decline in the number of participating member retail outlets of 5.6% compared to the thirty-nine weeks of 2002 and resulted in a revenue reduction of $76,049, or 4.5%. Same store sales declined, $58,639, or 3.6%, as compared to the thirty-nine weeks of 2002, due to TruServ members shifting some of their merchandise purchases to other sources and the effect of a slow economy. A contributing factor in the decline of revenue in same store sales and participating member retail outlets was a product price reduction that lowered revenue by approximately $4,028, as compared to the same period last year. Advertising, transportation and other revenue declined $12,113, or 0.7%, primarily due to the timing of advertising and lower freight revenue due to the merchandise volume decrease.

Gross margin for the 39 weeks ended September 27, 2003 decreased by $23,053, or 12.1%, over the prior year. The net decline in participating member outlets contributed $11,249, or 5.9% of the gross margin reduction. Same store gross margin was impaired by $6,810, or 3.6%. A contributing factor in the decline of gross margin in same store sales and participating member retail outlets was a product price reduction that lowered gross margin by approximately $4,028, as compared to the same period last year. The product price reduction was partially offset by lower product acquisition costs from both domestic and global suppliers. Advertising, transportation and other gross margin increased

$2,091, or 1.1%, as a result of costs being reduced. Indirect costs of revenue, which is comprised of freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, negatively impacted gross margin by $7,085, or 3.7%, as compared to the same period last year. This negative impact was due to an increase in freight costs and lower discounts and rebates associated with the global sourcing of product and lower purchasing volume.

                                                   2003          2002       $ Expense (Decrease)
                                                   ----          ----       --------------------
Logistics and manufacturing expenses              $49,524       $55,889           ($6,365)

Logistics and manufacturing expenses decreased by $6,365, or 11.4%, as compared to the same period last year. TruServ's decrease in expense was due to lower operating costs resulting from the closure of two distribution centers during 2002 together with increased labor productivity resulting from process changes. In 2001, TruServ had implemented a distribution center closure plan in response to a reduction in the member base. These savings were partially offset by increased rent expense, net of reduced depreciation expense and gain amortization, as a result of a sale leaseback transaction, which occurred on December 31, 2002. See "Interest expense" below for a discussion of the related impact from the sale leaseback transaction.

                                                   2003          2002      $ Expense Increase
                                                   ----          ----      ------------------
Selling, general and administrative expenses      $71,620       $68,091            $3,529

SG&A expenses increased $3,529, or 5.2%, as compared to the same period last year. SG&A expenses increased due to higher health care costs and lower service charge income. These increases in SG&A were partially offset by reduced depreciation and amortization expense and lower bad debt expense. The increases in health insurance costs reflect the upward trends in health care self-insurance costs for the year compared to the same period last year. The reduction in depreciation and amortization expense was due to capital expenditures and conversion funds incurred from the 1997 merger; such costs started to become fully depreciated by the end of fiscal 2002. The lower bad debt expense and the reduction in service charge income were the result of a lower accounts receivable balance as a result of lower sales and favorable account aging.

                                                                                  $ Expense
                                                    2003          2002        Increase/(Decrease)
                                                    ----          ----        -------------------
Interest expense:
  Member                                           $4,277        $4,974             ($697)
  Third Parties                                    49,747        42,381             7,366

Interest expense to members decreased by $697, or 14.0%, as compared to the same period last year, due to a lower average principal balance of debt outstanding, partially offset by a higher average interest rate. The interest rate that TruServ offered to members to renew their maturing subordinated debt for an additional three years was higher than the coupon rate of their maturing debt.

Third party interest expense increased $7,366, or 17.4%, as compared to the same period last year. On August 29, 2003, TruServ completed the refinancing of the existing senior revolving credit facility and senior notes resulting in the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make whole interest cost totaling $26,927. See "Other income, net" for related debt forgiveness. An additional factor that increased interest expense compared to the same period last year was an increase in the amortization of make whole costs incurred by the early paydown of debt from the asset sales that occurred in the second half of 2002. These write-offs and increased amortization were partially offset by lower interest costs of approximately $20,000 as a result of lower average principal balance of senior debt outstanding as compared to the same period last year and lower interest rates on the new Bank Facility. TruServ achieved the lower average principal balance by generating cash from operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002.


                                                    2003          2002        $ Income Increase
                                                    ----          ----        -----------------
Other income, net                                 $(19,319)     $(2,712)           $16,607

Other income, net increased by $16,607, as compared to the same period last year. This increase in other income was due to the termination of the agreements with BMA of $7,133(see Note 11), the forgiveness of debt related to the refinancing of the existing senior revolving credit facility and senior notes of $7,706 and gain recognition from a litigation settlement.

                                                    2003         2002     $ Net margin (Decrease)
                                                    ----         ----     -----------------------
Net margin                                        $11,010      $21,014           ($10,004)

The first nine months resulted in net margin of $11,010, down from a net margin of $21,014 for the same period a year ago. The lower gross margin and the net cost of refinancing the existing senior revolving credit facility and senior notes of $19,221 ($26,927 interest expense net of $7,706 debt forgiveness) was partially offset by lower interest expense of approximately $20,000 related to the lower average principal balance of senior debt outstanding as compared to the same period last year and the terminating of the BMA agreements of $7,133.

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

TruServ generated cash from operating activities for the 39 weeks ended September 27, 2003 of $8,509, as compared to $94,206 for the 39 weeks ended September 28, 2002. The change in cash related to operating activities was due principally to the non-recurrence of significant cash generation from the liquidation of excess inventory in 2002. While excess inventory was disposed of in 2003, such disposal was not at the same level in 2003. TruServ's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for the co-op and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The increase in accounts receivable and inventory from fiscal year end is partially matched by the increase in accounts payable. The cash needed to meet the future payments for accounts payable will be provided by the cash generated from collections on accounts receivable and from the future sale of inventory.

TruServ generated cash from investing activities of $1,087 for the 39 weeks ended September 27, 2003, as compared to $29,611 of cash generated for the same period last year. This reduction was primarily due to a decrease in other assets and restricted cash in 2002. In 2002, the cash generated from other assets were provided by the early payment of the note receivable from BMA. The restricted cash generated cash in 2002 as asset sale proceeds that were recorded in restricted cash were distributed during 2002 to the senior lenders in accordance with the intercreditor agreement. However, this was partially offset by the decrease in additions to properties, which was lower by $3,578, as compared to the same period last year. The additions to capital expenditures consist of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters.

In the 39 weeks ended September 27, 2003, TruServ had a net decrease in cash and cash equivalents of $1,119. TruServ used the cash generated from operating activities and in its financing activities to help reduce its debt by $10,715 during 2003. In the 39 weeks ended September 28, 2002, TruServ had a net decrease in cash and cash equivalents of $77,409. This reduction in cash and cash equivalents was the result of TruServ using excess cash available at December 31, 2001 to cover outstanding checks and to pay off short-term borrowings.

At September 27, 2003, TruServ's working capital was $47,591, as compared to $84,051 at December 31, 2002. The current ratio was 1.10 at September 27, 2003, as compared to 1.21 at December 31, 2002. This reduction in working capital and current ratio was due to TruServ refinancing the existing current and long-term senior debt into a new Bank Facility. The new Bank Facility moved a significant portion of TruServ's debt from a long-term liability to a current liability.

On August 29, 2003, TruServ closed a new four-year $275,000 Bank Facility. The Bank Facility was used to refinance the existing senior revolving credit facility and senior notes. Under the terms of the Bank Facility agreement, the interest rate is variable at TruServ's option of LIBOR plus 2.25% or prime plus 0.25%. The unused commitment fee is 0.375%. The Bank Facility pricing includes a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004.

The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, TruServ is subject to a fixed charge coverage ratio of
1.1 to 1. Additionally, TruServ is required to maintain $15,000 of excess availability at all times. Availability is the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. TruServ had availability, under the Bank Facility, of approximately $44,582 on September 27, 2003.

Substantially all of the assets of TruServ and a pledge of 100% of the stock of TruServ's subsidiaries secure the Bank Facility. Borrowings under the Bank Facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. Additionally, the qualification of accounts receivable and inventories items as "eligible" for purposes of the borrowing base is subject to unilateral change at the discretion of the lenders. The borrowing base is calculated as follows:

i.     85% of eligible accounts receivable, plus

ii. the lesser of 65% of the value of eligible inventory, 85% of the net orderly liquidation value of inventory or $160,000, plus

iii. a fixed asset sublimit, calculated as the lesser of $25,000 or 65% of the fair value of certain real estate and 80% of orderly liquidation value of certain machinery and equipment. The sublimit is subject to a seven-year amortization for the portion predicated on machinery and equipment and a ten-year amortization for the portion predicated on real estate.

The Bank Facility imposes certain limitations on and requires compliance with covenants from TruServ that are usual and customary for similar asset based revolving credit facilities. Unless such terms and conditions are waived by a majority of the lenders, these terms and conditions include, among other things:

i. limitations on additional lease transactions, additional third-party and subordinated debt, the granting of certain liens and guarantees, capital expenditures and cash dividend payments and distributions;

ii. restrictions on mergers, investments, transactions with related parties, acquisitions and changes in corporate control; and

iii.   periodic financial and collateral reporting requirements.

Fees paid for closing the Bank Facility totaled $3,752 and TruServ will amortize them on a straight-line basis over the four-year term.

Upon closing the Bank Facility, TruServ incurred a net expense of $19,221 to exit the replaced credit agreements. The net expense consisted of $26,927 of interest expense relating to the write-off of old and new senior note make whole obligations offset by $7,706 of other income relating to debt forgiveness for a portion of the existing refinanced debt.

TruServ believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
($ in thousands)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt with a borrowing ceiling of $217,860 at September 27, 2003; approximately $166,961 was outstanding at September 27, 2003. A 50 basis point movement in interest rates would result in an approximate $835 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at September 27, 2003.

For the most part, TruServ has historically managed interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Following the refinancing of its senior debt (Note 7) TruServ is required by the Bank Facility to enter into certain interest rate protection agreements, which may include derivative instruments, to manage its interest rate risk. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ performs no speculative hedging activities. TruServ does not have any VIE's and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 4. CONTROLS AND PROCEDURES

TruServ's Chief Executive Officer and Chief Financial Officer have concluded that as of September 27, 2003 TruServ's disclosure controls and procedures are effective. There have been no significant changes in TruServ's internal controls or in other factors that could significantly affect TruServ's internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

DERIVATIVE ACTION

In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint was brought derivatively on behalf of TruServ and alleged that the individual defendants breached fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also sought to proceed on a class-action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleged that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing annual minimum purchase requirements upon members. On May 12, 2003, the parties to this action signed a Stipulation of Settlement resolving the lawsuit, subject to court approval. On May 15, 2003, the Delaware Chancery Court entered an Order preliminarily approving the Settlement. The Court conducted a Settlement Hearing on July 8, 2003, and approved the Stipulation of Settlement as fair, reasonable, adequate and in the best interest of TruServ and the class. On July 14, 2003, the Court entered a Final Order and Judgment dismissing the lawsuit with prejudice. The Stipulation of Settlement became final and binding 30 days after the date the Final Order and Judgment was entered. Under the terms of the Stipulation of Settlement, at such time as TruServ's board of directors determines that it is in the best interests of TruServ to lift the moratorium on stock redemptions, the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement will be reduced by approximately $5 million on a pro rata basis as more fully described in the Stipulation of Settlement agreement. The majority of the settlement was provided by TruServ's insurance carrier. Additionally, all of the current and former members who participated in the Stipulation of Settlement released TruServ and its current and former officers and directors from any liability with respect to the moratorium on stock redemptions and the creation of the 1999 loss allocation accounts.

CLAIMS AGAINST ERNST & YOUNG LLP

TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened, if not eliminated in their entirety. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful, and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending. Hearings are currently scheduled to begin in the spring of 2004.

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

The board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. In light of the current financial circumstances of TruServ, the board of directors will be reviewing the continued need for the stock moratorium and has informed its members that a decision whether to maintain or lift the moratorium will be made prior to and announced at the March 28, 2004 annual shareholders' meeting. If a decision is made to lift the stock moratorium, the effective date of such lift would be determined by then and announced at such time.

As of September 27, 2003, the aggregate value of the terminated members' equity investments presented for redemption but deferred due to the moratorium was approximately $32,092, after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and accounts receivable owed by the former members. Historically, TruServ has offset amounts due by its members against amounts that it pays to the members on redemption of their stock. Details are as follows:

Fair Value of Stock Presented for Redemption but Deferred due to the Moratorium

Class A common stock                                                             $   18,268
Non-qualified Class B common stock                                                   10,419
                                                                                 ----------
  Amounts historically paid out at time of redemption                                               28,687

Qualified Class B common stock (historically paid out by means
 of a five-year subordinated installment note)                                                      47,486
                                                                                                   -------

  Gross par value of stock presented for redemption but deferred
   due to the moratorium                                                                            76,173

Reductions due to legal right of offsets:
  1999 loss allocations                                                              27,747
  2001 loss allocable to terminated members                                           9,456
  Accounts receivable owed by terminated members                                      6,878
                                                                                 ----------
  Reductions due to legal right of offsets                                                          44,081
                                                                                                 ---------
  Fair value of stock presented for redemption but deferred
   due to the moratorium                                                                         $  32,092
                                                                                                 =========


On a member by member basis, the net amount of $32,092 owed to terminated members would be payable approximately $7,002 at the time of redemption, and $25,090 in five-year installment notes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit 4-A Loan and Security Agreement dated August 29, 2003 for $275,000,000 revolving credit facility between TruServ Corporation and various financial institutions

                Exhibit 4-B By-Laws of TruServ Corporation, effective July 31, 2003

                Exhibit 10-A Termination Agreement and General Release between
                             TruServ Corporation and Neil Hastie dated
                             July 25, 2003

                Exhibit 31.1 Section 302 Certification (Chief Executive Officer)

                Exhibit 31.2 Section 302 Certification (Chief Financial Officer)

                Exhibit 32.1 Section 906 Certification (Chief Executive Officer
                             and Chief Financial Officer)

         (b)    Reports on Form 8-K

                        A Current Report on Form 8-K was filed on August 8, 2003 regarding second quarter earnings.

                        A Current Report on Form 8-K was filed on September 4, 2003 regarding TruServ's refinancing agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRUSERV CORPORATION

Date: November 12, 2003          By /s/ DAVID A. SHADDUCK
                                 -----------------------------------
                                 David A. Shadduck
                                 Senior Vice President and
                                 Chief Financial Officer