Form 10-K
period 2003-12-31
TRUSERV CORP
filed 2004-03-08
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003 OR

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        Outstanding at
                                                       January 31, 2004
Class                                                  ----------------
Class A common stock, $100 Par Value................         477,240
Class B common stock, $100 Par Value................       1,756,457

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   10
Item 3.   Legal Proceedings...........................................   12
Item 4.   Submission of Matters to a Vote of Security Holders.........   15
PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   15
Item 6.   Selected Financial Data.....................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   36
Item 8.   Financial Statements and Supplementary Data.................   37
Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   37
Item 9A.  Controls and Procedures.....................................   37
PART III
Item
  10....  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   40
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   46
Item 13.  Certain Relationships and Related Transactions..............   46
Item 14.  Principal Accounting Fees and Services......................   47
PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   47

                                     PART I

     THIS ANNUAL REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. THE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT WE FORECAST DUE TO A VARIETY OF FACTORS, INCLUDING WITHOUT LIMITATION, OUR ASSUMPTIONS ABOUT FINANCING REQUIREMENTS AND TERMS, INTEREST RATE FUNCTIONS, SALES GROWTH, CAPITAL REQUIREMENTS OF TRUSERV AND TRENDS IN OUR INDUSTRY.

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

     In 2000, TruServ sold its lumber and building materials business (the "Lumber Business"), consisting primarily of intangibles and inventory, to Builder Marts of America, Inc. ("BMA"). TruServ concluded that BMA would be able to provide lumber and building materials to TruServ members at lower cost. Moreover, the Lumber Business had been a low-margin and working capital intensive business for TruServ. In connection with the sale of the Lumber Business to BMA, TruServ entered into non-compete, cooperation, trademark license and lease agreements with BMA for various terms ranging from five to ten years. TruServ and BMA terminated these agreements in April 2003.

     In 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. (the "Canadian Business") and related real estate interests in Winnipeg, Manitoba to the current member group of the cooperative. The proceeds received enabled TruServ to recover its capital investment in the Canadian Business as well as the appraised value of the real estate and to retire all indebtedness relating to Canadian activities. TruServ has a licensing agreement with the Canadian Business to enable it and its members to continue to do business under the principal TruServ trademarks. In addition, TruServ continues to provide True Value paints and supplies to the Canadian Business.

     On December 31, 2002, TruServ completed a sale leaseback transaction of seven of its distribution centers. The sale generated net proceeds of $121,438, which were used to pay down the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"), pursuant to an intercreditor agreement between all parties of the Senior Debt. The facilities are being leased back by TruServ under 20-year lease agreements that contain extension periods on the lease at TruServ's option. See "Properties -- Sale Leaseback Transaction."

GENERAL DESCRIPTION OF THE BUSINESS

     TruServ, organized as a cooperative, is one of the largest member-owned wholesalers of hardware and related merchandise in the United States, serving approximately 6,200 retail and industrial distribution outlets for its members as of December 31, 2003. TruServ also manufactures and sells paint and paint applicators.

     TruServ sells its products to hardware retailers, industrial distributors, garden centers and rental stores with whom it has entered into Retail Member Agreements. TruServ serves its members by principally functioning as a low cost distributor of goods, maximizing its volume purchasing abilities primarily through vendor rebates and discount programs, for the benefit of its members. These benefits are passed along to its members in the form of lower prices and/or patronage dividends. TruServ also provides to its members value-added services such as marketing, advertising, merchandising, and store location and design services.

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

     As of December 31, 2003, TruServ serves approximately 6,200 retail and industrial distribution outlets for its members throughout the United States and in 54 other countries. Primary concentrations of members exist in New York (approximately 9%), Pennsylvania (approximately 7%), California (approximately 6%), Texas (approximately 5%), Illinois, Michigan, Massachusetts, Minnesota and Wisconsin (approximately 4% each) and New Jersey, Ohio, and Washington (approximately 3% each).

SALES AND SUPPLIERS

     TruServ provides each of its members with an illustrated price catalog showing the products available from TruServ, which the members can access through the member Internet site. Upon request, a member will also receive a printed or CD version of the catalog. These products, comprised of more than 70,000 stockkeeping units ("SKUs") maintained at TruServ's distribution centers, are divided into seven categories of merchandise. In addition to purchasing products, which are maintained at the distribution centers, members can purchase additional SKUs directly from TruServ approved vendors and have those purchases drop shipped directly to them, but have the product billed through TruServ. Collectively, these products represent the products sold by TruServ's two operating segments in 2003 and 2002 and three operating segments in 2001. See
Note 10, "Segment Information" to the Consolidated Financial Statements beginning at page F-1 for additional segment information.

     The seven product categories are set forth in the following table, along with the corresponding dollars of total revenues for each category during the last three years:

                                            FOR THE FISCAL YEARS ENDED
                                                   DECEMBER 31,
                                       ------------------------------------
                                          2003         2002       2001(1)
                                       ----------   ----------   ----------
                                                 ($ IN THOUSANDS)
Hardware goods.......................  $  485,374   $  521,450   $  608,903
Farm and garden......................     429,161      443,062      514,233
Electrical and plumbing..............     353,332      385,853      441,259
Painting and cleaning................     312,834      331,029      379,394
Appliances and housewares............     228,929      247,786      285,855
Sporting goods and toys..............     107,862      125,555      148,764
Other................................     106,848      120,716      241,026
                                       ----------   ----------   ----------
                                       $2,024,340   $2,175,451   $2,619,434
                                       ==========   ==========   ==========

---------------
(1) The Canadian Business was sold on October 22, 2001. Total sales from Canadian operations were $84,397 in 2001 and such sales are reflected in the above amounts for each of the seven categories.

     TruServ's merchandise sales to its members are divided into three logistics categories, as follows:

                                                         2003   2002   2001
                                                         ----   ----   ----
Warehouse shipment sales...............................   65%    65%    63%
Direct shipment sales..................................   31%    31%    33%
Relay shipment sales...................................    4%     4%     4%

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

OTHER SERVICES

     TruServ annually sponsors two principal "markets", a separate rental market and an outdoor power equipment show all funded primarily by vendors through booth fees, at which it features the products available for purchase by members, including new merchandise and seasonal items. In addition, the markets permit members and prospective members to keep better informed as to industry trends, attend continuing education classes and network with other members. In the year 2004, one of the principal markets will be held in Dallas, Texas, and the other principal market will be held in Orlando, Florida, where the 2004 rental market was recently held. As the markets generate income and stimulate member purchases, the timing of markets impact the timing of sales and income recognition for TruServ. All members are invited to the markets and attending members generally place substantial orders for delivery of merchandise during the period between markets.

BACKLOG

     As of January 31, 2004 and January 25, 2003, respectively, TruServ had a backlog of firm orders (including relay orders) of approximately $18,149 and $11,260. TruServ's backlog at any given time is made up of two principal components:

     - normal resupply orders, and

     - market orders for future delivery.

     Normal resupply orders are orders from members for merchandise to keep store inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery are not intended to be filled for several months. Market orders for future delivery are member orders placed at TruServ's markets for new or seasonal merchandise, to be delivered during the subsequent period between markets. Thus, TruServ generally has a relatively high backlog at the end of each market, which decreases in subsequent months until the next market occurs.

COMPETITION

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses, including those served by TruServ, face intense competition from chain stores, discount stores, home centers and warehouse operations such as Wal-Mart, Home Depot, Menards, Sears and Lowe's. Increased operating expenses for the retail stores, including increased costs due to longer store hours and higher retail occupancy costs, have cut into operating margins for members and brought pressure on TruServ to achieve lower merchandise costs for its members. In response, TruServ works with its members to drive profitability through operational improvement programs such as AIM (advanced inventory management) which focuses on assortments of fast turning products as well as retail programs which focus on areas such as pricing, merchandising, store design and signage. In addition, TruServ has introduced wholesale pricing strategies, Priced 2 Win(TM) and Connect 4 Profit(R), which are designed to improve retail competitiveness. In 2002, TruServ developed the program Store of First Choice(R) to focus on incentivizing members to adopt retail best practices.

     Competitive conditions in the wholesale hardware industry are similarly intense and increasing, particularly as a result of the intense pressure on hardware retailers to obtain low-cost wholesale supply sources for merchandise acquisition. TruServ competes with other member-owned and non-member-owned wholesalers to be a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support and merchandise selection, quality and patronage dividends. TruServ is concentrating on its supply channel strategies and practices for gaining sustainable competitive advantage. In many markets in the United States, TruServ competes directly with other member-owned wholesalers such as Ace Hardware Corporation and Do-it-Best Corporation, as well as independently owned wholesalers.

TRADEMARKS, SERVICE MARKS AND COLLECTIVE MEMBERSHIP MARKS

     TruServ's trademarks, service marks and collective membership marks are of prime importance to TruServ. Many of the marks are highly recognized and utilized in extensive advertising and marketing campaigns, and TruServ vigorously defends its marks. As of December 31, 2003, TruServ's members have approximately 6,200 retail and industrial distribution outlets that operate predominately as retail hardware stores, rental facilities, horticulture outlets as well as commercial and industrial distributors, throughout the United States and in 54 countries, most of which sell merchandise and services under the marks.

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

EMPLOYEES

     As of December 31, 2003, TruServ employed approximately 3,000 persons in the United States on a full-time basis. Due to the widespread geographical distribution of TruServ's operations, employee relations are governed by the practices prevailing in the particular area where the employees are located and are generally implemented locally. Approximately 35% of TruServ's 2,100 hourly-wage employees are covered by collective bargaining agreements that are generally effective for periods of three or four years. In general, TruServ considers its relationship with its employees to be good.

RETAIL MEMBER AGREEMENT

     The TruServ Retail Member Agreement provides, among other things, that each member:

          - will be required to purchase 60 shares of Class A common stock at a purchase price of $100 per share for each store owned by the member, up to a maximum of 300 shares for five or more stores that are owned by a member;

          - will conduct its businesses subject to the terms of the Retail Member Agreement;

          - will conduct a retail hardware store, home or garden center, a commercial/industrial distribution business or a full-service rental operation at a designated location;

          - will comply with TruServ's By-Laws, as may be amended from time to time;

          - will accept patronage dividends in a form complying with the requirements of the Internal Revenue Code (the "Code") for deduction from gross income by TruServ;

          - may receive different services or charges based upon the amount of merchandise purchased by the member;

          - agrees to have its Retail Member Agreement terminated unilaterally in certain circumstances by TruServ's board of directors;

          - agrees to have its Retail Member Agreement automatically modified upon notice from TruServ to the member of any relevant change in the Certificate of Incorporation and/or By-Laws of TruServ, or by resolution of the board of directors;

          - agrees to utilize TruServ as its primary supplier for the types of merchandise offered by TruServ;

          - agrees to have its Retail Member Agreement governed by Illinois law, enforced only in courts located in Cook County, Illinois or any Illinois county contiguous to Cook County, and only interpreted in accordance with the substantive laws of Illinois without giving effect to its conflict of laws principles; and

          - may terminate the Retail Member Agreement upon 60 days written notice mailed to any executive officer of TruServ at TruServ's principal office.

CAPITAL STOCK

     In general, members of TruServ own shares of Class A and Class B common stock. Each of the two classes of stock has a par value of $100 per share. The Class A common stock is sold in units of 60 shares. Each TruServ member is required to purchase one unit of Class A common stock for each store owned; however, no TruServ member is permitted to acquire more than five units of Class A common stock. (TruServ has waived the Class A common stock ownership requirement for new members pending effectiveness of a new registration statement for the Class A common stock.) The Class B common stock is issued only to members in connection with the patronage dividend distributed to them for purchases in the year of the patronage dividend, as discussed below. See "Distribution of Patronage Dividends" below.

     Neither class of TruServ common stock accrues dividends and each has limited transferability. TruServ has a right of first offer to repurchase at par value a member's stock before the member can offer the stock to another member. Historically, TruServ has always exercised this right. In any event, a member may not transfer the Class A common stock to anyone without TruServ's consent. TruServ also retains an automatic lien on both classes of stock for any indebtedness due to TruServ by a member. Therefore, there is no existing market for either class of TruServ common stock.

     Participation in the earnings or losses of a cooperative is based on member patronage purchasing and reflected by the payment of patronage dividends. In general, these patronage dividends are based on a member's purchasing volume and margins applicable to merchandise purchased by the member, less any expenses related to such business and less certain cooperative reserves. Patronage dividends are determined on a yearly basis for purchasing activity conducted the prior year, and are allocated no later than the 15th day of the ninth month following the end of the calendar year. TruServ has been paying patronage dividends in a combination of cash and Class B common stock. As TruServ reported a net loss for 2001, there was no patronage dividend payable in 2002 related to 2001 results. TruServ paid a patronage dividend for 2002 results in 2003 and will pay a dividend for 2003 results in 2004. Such dividends were or will be a combination of cash, Class B common stock and loss allocation account reduction (for members with such an account). See "Allocation of Patronage Dividends against Loss Allocation Account" below.

MORATORIUM ON REDEMPTIONS OF CAPITAL STOCK

     In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock (which TruServ's By-Laws required to be redeemed at par value) while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the 1999 loss was allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements and, in particular, the financial covenants thereunder, which prohibited redemption when TruServ, among other things, did not attain profit margins.

     At the time the board of directors declared the moratorium on redemptions, TruServ's By-Laws did not impose limitations on the board's discretion to initiate or to continue a moratorium on redemption. The By-Laws merely provided that, upon termination of a member's agreement, TruServ was to redeem the member's shares at par value. Nevertheless, the board of directors concluded that its fiduciary obligations to TruServ and its members would not permit it to effect redemptions under the circumstances described above. After the board of directors declared the moratorium, the board of directors amended the By-Laws to provide that if TruServ's funds available for redemption are insufficient to pay all or part of the redemption price of shares of capital stock presented for redemption, the board of directors may, in its sole discretion, delay the payment of all or part of the redemption price.

     The board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. In light of the current financial circumstances of TruServ, the board of directors is reviewing the continued need for the stock moratorium and has informed its members that a decision whether to maintain or lift the moratorium will be made prior to and announced at the March 28, 2004 annual shareholders' meeting. If a decision is made to lift the stock moratorium, the effective date of the end of the moratorium would be determined by the date of the annual shareholders' meeting and announced at such time.

     As of December 31, 2003, the deferred stock redemption liability on TruServ's financial statements totals $33,725. Historically, TruServ has offset amounts due by its members against amounts that it pays to the members on redemption of their stock. The deferred stock redemption liability is the aggregate value of the terminated members' equity investments after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. In accordance with TruServ's By-Laws, certain equity interests are paid in cash at the time of redemption and the remaining equity interests are paid out by means of a five-year subordinated installment note, with annual installments commencing December 31 of the year the moratorium is lifted. The December 31, 2003 deferred stock redemption liability of $33,725 has approximately $7,458 payable in cash at the time the moratorium is lifted and TruServ will issue the remaining balance in subordinated installment notes with an aggregate principal amount of $26,267.

DISTRIBUTION OF PATRONAGE DIVIDENDS

     TruServ operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from TruServ, calculated on the basis of gross margins of merchandise purchased by each member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net margins calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net margins for non-member income/(losses), reasonable reserves and deferred patronage amortization. The total dividend is allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on the relative gross margin participation of the member for each type of purchase category.

     Patronage dividends are usually paid to members within 90 days after the close of TruServ's year; however, the Code permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of TruServ's year, and TruServ may elect to distribute the annual patronage dividend at a later time than usual in accordance with the provisions of the Code.

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

     - Other property.

     Promissory (subordinated) notes are customarily issued for a five-year term and bear interest at a rate fixed from time to time by the board of directors. The notes are subordinated to all other debt of TruServ. TruServ may also issue "nonqualified written notices of allocation" to its members as part of its annual patronage dividend. "Non-qualified written notices of allocation" are usually issued in the form of Class B common stock. See "Payment of Patronage Dividends in Accordance with the Internal Revenue Code" below.

     In determining the form of the annual patronage dividend, a member's required investment in Class B common stock of TruServ had historically been limited by the board of directors to a certain amount, the cumulative value of which would not exceed 2% of the member's net purchases of merchandise from TruServ. Commencing in 1996, the board established a minimum Class B common stock ownership requirement for each type of retail member, which may be varied from time to time. However, not all members have achieved the minimum target. This minimum is generally the greater of (1) $25,000 or (2) the aggregate of a member's various types of annual purchases, each multiplied by a specific percentage, which varies from 1% to 14% and which decreases as total dollar purchases by category increase. The board of directors determined the amount of the minimum required investment by majority vote, and the minimum may be increased or decreased from time to time. TruServ will make an increase or decrease determination based on an evaluation of its financial needs and the needs of its membership.

ALLOCATION OF PATRONAGE DIVIDENDS AGAINST LOSS ALLOCATION ACCOUNT

     During the third quarter of 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. TruServ has distributed the 1999 loss allocation among its members by establishing a loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate equity investment relative to the total equity investments of all the members, and therefore a member could not be allocated a loss in excess of their equity investment. The loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of TruServ, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ. See related discussion in "Legal Proceedings."

     The board of directors determined that TruServ will retain the 2001 loss as part of the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the 2001 loss that has been retained in the accumulated deficit account. The 2001 loss was allocated based upon both the member's proportionate stock investment, net of any 1999 loss allocation account, and also based on the member's purchases from the co-op in 2001. No member was allocated a loss amount greater than their net equity investments held as of year end 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the accumulated deficit account that is allocable to the terminating member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

     A member's proportionate share of the 1999 and/or 2001 losses has been limited to the extent of their equity investment in TruServ. Any portion of a loss allocation that exceeds a member's equity investment is retained by TruServ in the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account.

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

     TruServ deducts the sum of cash, the face value of qualified written notices and the fair market value of any other property distributed to the members (except nonqualified written notices of allocation) from its earnings in determining its taxable income. Accordingly, all of these items, including such qualified written notices of allocation, are includable in the gross income of the members. Section 1385(a) of the Code provides, in substance, that the amount of any patronage dividend which is paid in cash, qualified written notices of allocation or other property (except nonqualified written notices of allocation) shall be included in the gross income of the patron (member) for the taxable year in which the patron (member) receives such distribution. In general, for nonqualified written notices of allocation, no amounts are either deductible by TruServ or includable in a member's gross income until the notices are redeemed by TruServ. TruServ itself therefore includes any earnings reflected in nonqualified written notices of allocation in its own gross income and pays tax on them.

     Thus, every year each member may receive, as part of the member's patronage dividend, non-cash "qualified written notices of allocation," which may include Class B common stock (which is determined to be qualified for tax purposes), the stated dollar amount of which must be recognized as gross income by the member for the taxable year in which received. The portion of the patronage dividend paid in cash (at least 20%) may be insufficient, depending on a member's individual tax bracket, to pay income taxes due from the member on its receipt of the full amount of the patronage dividend, including cash and Class B common stock.

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

     Under the Code, any person who becomes or became a member of TruServ, or who remains a member after adoption of the By-Laws providing that membership in TruServ constitutes consent to be taxed on receipt of qualified written notices of allocation, is deemed to have consented to be taxed on receipt of patronage dividends in cash and in qualified written notices of allocation, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-

Laws, were sent to each then existing member and have been, and will continue to be, delivered to each person prior to becoming a member. Such consent is then effective as to patronage dividends. Such consent may be revoked by the member only by terminating its membership in TruServ in the manner provided in his or its Retail Member Agreement. See "Retail Member Agreement" above.

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

SET OFF RIGHTS OF TRUSERV

     TruServ's Certificate of Incorporation and By-Laws specifically provide that TruServ, but not the member, may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercised these set off rights in 2003 and 2002, when TruServ notes and interest came due to former members with outstanding merchandise accounts receivable to TruServ and current members with past due merchandise accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $8,329 during 2003 and $16,526 during 2002.

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

ITEM 2. PROPERTIES.
($ IN THOUSANDS)

WAREHOUSING AND OFFICE FACILITIES

     TruServ's worldwide headquarters is located in Chicago, Illinois. Information with respect to TruServ's owned and leased warehousing and office facilities at December 31, 2003 is set forth below:

                                                    SQUARE FEET OF
                                                    WAREHOUSE AND                            LEASE
   LOCATION                                          OFFICE AREA        INTEREST        EXPIRATION DATE
   --------                                         --------------      --------        ---------------
   Chicago, Illinois(1).......................          228,100          Leased       December 31, 2010
   Corsicana, Texas(2)........................          775,000          Leased       December 31, 2022
   Denver, Colorado...........................          360,000          Leased       June 30, 2005
   Fogelsville (Allentown), Pennsylvania(2)...          600,000          Leased       December 31, 2022
   Harvard, Illinois..........................        1,032,000          Leased       August 23, 2013
   Harvard, Illinois..........................          163,000          Leased       August 23, 2005
   Jonesboro (Atlanta), Georgia(2)............          670,000          Leased       December 31, 2022
   Kansas City, Missouri(2)...................          415,000          Leased       December 31, 2022
   Kingman, Arizona(2)........................          375,000          Leased       December 31, 2022
   Springfield, Oregon(2).....................          504,000          Leased       December 31, 2022
   Woodland, California(2)....................          350,000          Leased       December 31, 2022
   Manchester, New Hampshire(3)...............          730,000           Owned
   Mankato, Minnesota(3)......................          320,000           Owned
   Westlake (Cleveland), Ohio(3)..............          405,000           Owned

---------------

(1) TruServ has subleases with third parties for approximately 72,000 of the 228,100 square feet of the Chicago, Illinois space.

(2) Facility was part of the December 31, 2002 sale leaseback transaction. See "Properties -- Sale Leaseback Transaction" below.

(3) Facility is assigned as collateral under the asset-based revolving credit facility ("Bank Facility").

Facilities not used in the operations of the business consist of:

- 476,200 sq. ft. of owned office and warehouse space in East Butler, Pennsylvania that is currently for sale;

- 840,000 sq. ft. of vacant facility space in Hagerstown, Maryland that is leased until July 2005 and is subject to landlord cancellation upon 10 days notice. TruServ received on January 12, 2004 a notice of cancellation with respect to 454,000 sq. ft. of the facility that is effective April 1, 2004, which will reduce the obligation under the lease to 386,000 sq. ft.; and

- 60,500 sq. ft. facility in Peachtree City, Georgia leased until November 2005 that is sublet to third parties.

     See Note 13, "Restructuring Charges and Other Related Expenses," to the Consolidated Financial Statements, beginning at page F-1 for a further discussion of the Hagerstown, Maryland facility.

SALE LEASEBACK TRANSACTION

     On December 31, 2002, TruServ sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. The sale resulted in net proceeds to TruServ of $121,438, which were used to pay Senior Debt. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. TruServ concurrently agreed to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in TruServ's financial statements. The resulting gain on sale of $55,564 was recorded as deferred gain in the balance sheet and is being amortized to income on a straight line basis over the initial 20 year lease term.

     TruServ sold the distribution facilities located in Corsicana, Texas and Woodland, California to and now leases them from Wrench (DE) Limited Partnership. TruServ sold the distribution facilities located in Kingman, Arizona, Fogelsville, Pennsylvania and Springfield, Oregon to and now leases them from Bolt (DE) Limited Partnership. TruServ sold the distribution facilities located in Jonesboro, Georgia and Kansas City, Missouri to and now leases them from Hammer (DE) Limited Partnership. The three limited partnerships are affiliated with W.P. Carey Investments, an investment firm independent of TruServ. TruServ pays rent under each lease quarterly in January, April, July and October. The aggregate annual rent payments under all three leases for 2003, the first year of the lease, totals $12,007. Rent payments under the leases increases 2% each year during the initial 20 year lease term.

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

     TruServ has the right to extend each lease for two additional periods of approximately 10 years each. TruServ may elect to renew a lease or leases with respect to any one or more of the properties without renewing the lease or leases with respect to all of the properties subject thereto. TruServ has the right to assign the lease without the landlord's prior written consent, but subject to certain conditions described in the leases.

Provided that TruServ assigns the rent thereunder to the landlord, TruServ may sublet all or any part of any property without the landlord's consent.

     TruServ continues to evaluate opportunities to capitalize on the increase in market value over the historical book value of its owned real estate assets through additional sale leaseback transactions, mortgages or other financing methods.

OTHER PROPERTY SALES

     The Brookings, South Dakota regional distribution center was closed and sold in 2002. In 2001, TruServ closed its Henderson, North Carolina distribution center and the lease agreement on the facility expired on November 11, 2001. The Indianapolis, Indiana distribution center was closed and sold in 2001. TruServ's interest in the Canadian Business was sold in October of 2001, which included the sale of the Winnipeg, Manitoba property. TruServ had been exiting and consolidating distribution facilities since the merger with SCC in 1997 to both realize the benefit of reduced operating costs of the merged cooperatives and to reflect a level of contraction of its operations.

MANUFACTURING FACILITIES

     TruServ's facilities are suitable for their respective uses and are, in general, adequate for TruServ's present needs. Information with respect to TruServ's manufacturing facilities is set forth below:

                                               SQUARE FEET OF
                                                MANUFACTURING           PRINCIPAL
LOCATION                                       AND OFFICE AREA           PRODUCT           INTEREST
--------                                       ---------------          ---------          --------
Chicago, Illinois(1).......................        105,000           Oil based Paint        Owned
Cary, Illinois(1)..........................        612,000          Latex based Paint       Owned
                                                                        and Paint
                                                                       Applicators

---------------

(1) Assigned as collateral under the Bank Facility

OTHER LEASES

     TruServ owns and leases transportation equipment for use at its distribution centers for the primary purpose of delivering merchandise from TruServ's distribution centers to its members. Additional information concerning these leases can be found in Note 5, "Lease Commitments," to the Consolidated Financial Statements beginning at page F-1.

ITEM 3. LEGAL PROCEEDINGS.
($ IN THOUSANDS)

BESS ACTION

     In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess's shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss, which TruServ declared for its fiscal year 1999. On August 2, 2003, the Circuit Court entered judgment in favor of TruServ on its accounts receivable claim in the amount of $391,683.01, and entered judgment in favor of Bess on its counterclaim. Bess did not appeal the judgment on the accounts receivable claim. TruServ appealed the judgment on Bess's counterclaim. On January 21, 2004, the Second District of the Illinois Appellate Court issued a decision reversing the portion of the Circuit Court's ruling that had refused to enforce the Moratorium. In validating the Moratorium, the Second District found that TruServ's capital was impaired, and held that TruServ "was prohibited from immediately remitting the redemption price for [Bess's] TruServ stock". The Second District also held that as of April 10, 2000 -- the effective date of the termination of Bess's membership -- Bess ceased to be a TruServ stockholder and thus was not subject to the loss allocation plan passed by resolution of the TruServ board of directors on August 29, 2000. On February 9, 2004, Bess filed a Petition For Rehearing in the Second District of the Illinois Appellate Court. The petition is pending.

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

     TruServ intends to vigorously defend the remaining cases. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that the matters discussed above could be decided unfavorably to TruServ. Although the amount of liability with respect to these matters cannot be ascertained, potential liability is not expected to materially affect the consolidated financial position or results of operations of TruServ, in light of TruServ's insurance coverage.

DERIVATIVE ACTION SETTLEMENT

     In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint was brought derivatively on behalf of TruServ and alleged that the individual defendants breached fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also sought to proceed on a class action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleged that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing annual minimum purchase requirements upon members. On May 12, 2003, the parties to this action signed a Stipulation of Settlement resolving the lawsuit, subject to court approval. On May 15, 2003, the Delaware Chancery Court entered an Order preliminarily approving the Settlement. The Court conducted a Settlement Hearing on July 8, 2003, and approved the Stipulation of Settlement as fair, reasonable, adequate and in the best interest of TruServ and the class. On July 14, 2003, the Court entered a Final Order and Judgment dismissing the lawsuit with prejudice. The Stipulation of Settlement became final and binding 30 days after the date the Final Order and Judgment was entered. Under the terms of the Stipulation of Settlement, at such time as TruServ's board of directors determines that it is in the best interests of TruServ to lift the moratorium on stock redemptions, the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement will be reduced by approximately $5 million on a pro rata basis as more fully described in the Stipulation of Settlement agreement. The majority of the settlement was provided by TruServ's insurance carrier. Additionally, all of the current and former members who participated in the Stipulation of Settlement released TruServ and its current and former officers and directors from any liability with respect to the moratorium on stock redemptions and the creation of the 1999 loss allocation accounts.

CLAIM AGAINST ERNST & YOUNG LLP

     TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful, and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending. Hearings are currently scheduled to begin in the spring of 2004. Recoveries under this matter, if any, may be subrogated to the rights of TruServ's insurer to the extent that it has made payments to or on behalf of TruServ associated with the 1999 loss.

TRUSERV ORDER

     On March 4, 2003, the Commission entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to TruServ Corporation, SEC File No. 3-11050 (the "Order"). TruServ consented to the entry of the Order without admitting or denying the findings in the Order.

     The Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss of $130,803. The Order found that, from approximately July 1997 through the end of 1999, TruServ's accounting systems and internal controls related to inventory management were inadequate. The Order also found that these deficiencies caused TruServ to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. According to the Order, TruServ filed erroneous reports on Form 10-Q for the first, second and third quarters of 1998 and 1999 and an erroneous report on Form 10-K for 1998. In 1999, TruServ reported a loss, caused by weaknesses in the accounting practices and internal controls at TruServ, of approximately $130,803.

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

     Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit prepared or will prepare and deliver to TruServ's board audit committee, with copies to the Commission, TruServ's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls.

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

     The number of holders of record as of January 31, 2004 of each class of stock of TruServ is as follows:

                                                                 NUMBER
                                                               OF HOLDERS
                                                                   OF
                       TITLE OF CLASS                          RECORD(1)
                       --------------                          ----------
Class A common stock, $100 Par Value........................     7,622
Class B common stock, $100 Par Value........................     7,730

(1) Includes holders of record whose shares have been reclassified from member's equity to liabilities due to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." See Note 1, "Description of Business and Accounting Policies -- New Accounting Pronouncements," to the Consolidated Financial Statements beginning at page F-1 for a further discussion of the adoption of this standard.

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of TruServ's Certificate of Incorporation, may be declared out of gross margins of TruServ, other than gross margins from operations with or for members and other patronage source income, after deduction for expenses, reserves and provisions as may be authorized by the board of directors. Dividends may be paid in cash, in property, or in shares of the Class B common stock, subject to the provisions of the Certificate of Incorporation and the By-Laws. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, TruServ has not paid dividends on its Class A common stock or Class B common stock. The board of directors does not plan to pay non-patronage dividends on either class of stock.

     In February 2004, the board of directors authorized the payment of a patronage dividend related to 2003. The patronage dividend will be paid in March 2004. See "Business -- Distribution of Patronage Dividends", and "-- Allocation of Patronage Dividends Against Loss Allocation Account."

ITEM 6. SELECTED FINANCIAL DATA.
($ IN THOUSANDS)

                                                          SELECTED FINANCIAL DATA
                                              AS OF AND FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          2003         2002       2001(1)        2000       1999(2)
                                       ----------   ----------   ----------   ----------   ----------
Net revenues.........................  $2,024,340   $2,175,451   $2,619,434   $3,993,642   $4,502,326
Gross margin.........................     221,891      248,632      273,975      288,063      191,359
Net margin/(loss)....................      21,221       21,153      (50,687)      34,117     (130,803)
Patronage dividends(3)...............      18,269       20,541           --       34,705           --
Total assets.........................     681,460      703,371    1,020,837    1,236,014    1,335,397
Current and non-current long-term
  third party debt and borrowings....     132,423      191,315      431,681      446,354      495,719
Current and non-current promissory
  (subordinated) and installment
  member notes payable(4)............      59,859       64,886       82,606      107,856      152,976
Deferred stock redemptions and
  Redeemable nonqualified Class B
  common stock(5)....................      56,864           --           --           --           --
Class A common stock(5)..............      31,440       50,120       49,896       49,084       47,270
Class B common stock(5)..............      96,542      176,945      174,448      174,448      177,779

---------------

(1) The Lumber Business was sold on December 29, 2000.

(2) TruServ had for several years, from at least February 1997 through at least the end of 1999, inadequate internal controls relating to, among other things, various aspects of inventory management, accounts payable, cost of goods sold and accounting for certain income and expense items. Principally as a result of these deficiencies, TruServ reported a loss of $130,803 for 1999. Because the problems identified above were caused by systemic flaws in internal controls, TruServ does not have information available to confirm the accuracy of these results or that would cause it to conclude that the 1999 and 1998 financial statements for the 1999 and 1998 years, respectively, can or should be modified.

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

(3) No patronage dividends were issued in 2001 or 1999 due to net losses of $50,687 and $130,803, respectively, which were reported for those years.

(4) The non-current portion of promissory and installment notes payable to members is included in members' capitalization on the balance sheet for 1999 -- 2002 and in long-term debt for 2003. See Note 1, "Description of Business and Accounting Policies -- Capitalization" to the Consolidated Financial Statements beginning at Page F-1 for additional information.

(5) In 2003, Class A common stock and Class B common stock excludes approximately $18,841 and $82,718, respectively, of amounts not redeemed due to the stock moratorium. Class B common stock also excludes

    $33,868 of non-qualified Class B common stock. These amounts are included in Deferred stock redemptions and Redeemable nonqualified Class B common stock and are offset by Loss allocation of $27,941, Accumulated deficit of $9,933 and an offset of accounts receivable of $6,821 pursuant to TruServ's contracts with its members. In 2002, Class A common stock and Class B common stock include approximately $15,475 and $47,033, respectively, of amounts not redeemed due to the stock moratorium. In 2001, Class A common stock and Class B common stock include approximately $11,699 and $34,712, respectively, of amounts not redeemed due to the stock moratorium. See "Business -- Moratorium on Redemptions of Capital Stock."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
($ IN THOUSANDS)

OVERVIEW

     TruServ continues to make progress towards completing the turnaround of its business. Operational, financial and internal control breakdowns during the integration period following the merger of Cotter & Company and ServiStar Coast to Coast Corporation on July 1, 1997 culminated in a $130,803 loss in 1999. Since then, new management has returned TruServ to profitability by reducing costs significantly, restructuring operations, improving operational performance, reducing and refinancing its debt, improving internal accounting controls and changing its corporate culture. These accomplishments, as well as other management actions, have slowed the rate of membership attrition in the co-op, which increased after the 1999 loss, and have increased the rate of member accretion.

     TruServ achieved several milestones of the turnaround in 2002 and 2003. Management restored TruServ to profitability in 2002 by reducing costs, implementing efficiency initiatives, amending the Senior Debt agreements (following a 2001 debt default), completing a sale leaseback transaction, closing two regional distribution centers and significantly reducing excess and obsolete inventory. All of these initiatives produced cash to reduce Senior Debt. In 2003, TruServ entered into a new debt agreement that consolidated and refinanced its third party senior notes and revolving credit facility, reducing its weighted average interest rate to 4% from the prior rate of 13% and negotiating cash savings of $21,291 in senior lender obligations. The amount of $7,706 of this savings related to forgiveness of existing indebtedness and $13,585 related to negotiating a reduction in refinancing related make-whole obligations. (The $13,585 is a non-GAAP financial measure. It represents the difference between the contractual amount of the make-whole obligation in accordance with the old senior note agreements compared to the amounts negotiated with the old senior note holders.) In 2003, TruServ settled a derivative action against it for the benefit of nearly all TruServ members, reduced pricing to members nearly $10,000, and continued implementing efficiency initiatives and improving operational profitability.

     Management utilizes a variety of key performance measures to monitor the health and progress of TruServ's business. These measures are store count, revenue, operational and interest expense reductions and debt reduction.

     The following is a summary of the trends of the most significant key performance measures identified above:

  STORE COUNT:

(YEAR END STORE COUNT GRAPH)
                              YEAR END STORE COUNT

2000                                     8,096
2001                                     7,196
2002                                     6,567
2003                                     6,178

     Management begins its analysis of the financial health of TruServ by measuring the number of stores and the level of patronage from TruServ members. Management considers that one of the critical elements of a turnaround has been stabilizing the membership base. As demonstrated on the preceding chart, the rate of TruServ's net store count decline has tapered off significantly in the last few years. The net store count decline reflects store gains of 116, 148 and 212 in 2001, 2002 and 2003, respectively. Management is projecting a modest 3% net decline in overall store count in 2004, assuming general economic conditions and current competitive conditions remain constant and the continued improvement of the financial condition of TruServ. Management considers this a modest decline, as the number of industry-wide independent hardware stores is projected to decline at about a 1.5% rate for the next several years. With the improvement in the financial condition of TruServ, management expects new store revenues to be greater in 2004 than in 2003.

  REVENUE:

(REVENUE CHART)

REVENUE ($ IN MILLIONS)

                                   HARDWARE AND PAINT   CANADA BUSINESS   LUMBER BUSINESS   TOTAL
2000                                     $2,800              $109             $1,085        $3,994
2001                                     $2,514              $ 84             $   21        $2,619
2002                                     $2,175                                             $2,175
2003                                     $2,024                                             $2,024

     Consistent with the tapering off of the rate of member attrition, the rate of same store revenue decline has been improving over the last few years. As demonstrated by the preceding chart, the decline in hardware and paint revenue decreased from a rate of 13.5% in 2002 to a rate of 7.0% in 2003. Assuming general economic conditions and current competitive conditions remain constant, management believes that the decline in revenue has stopped and that TruServ will experience nearly flat revenue in 2004.

  OPERATING AND INTEREST EXPENSES:

(OPERATING AND INTEREST EXPENSES CHART)
                        OPERATING AND INTEREST EXPENSES
                                ($ IN MILLIONS)

2000                                    $286
2001                                    $291
2002                                    $225
2003                                    $220

     A key component of management's turnaround strategy has been to reduce the cost structure of TruServ. Management's actions, including restructuring actions, have focused on reducing the following expenses: logistic and manufacturing, selling, general and administrative, and interest paid to members and third parties. In 2003, third party interest expense includes the cost of $26,927 incurred with the refinancing of the Senior Debt, resulting from the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make-whole interest costs. In 2000 and 2001, TruServ incurred sizable restructuring charges mainly in connection with distribution facility closures and corporate layoffs. These restructuring actions and other corporate cost reductions have been key to the improved profitability of TruServ. Management estimates that the interest rate reduction resulting from the refinancing completed August 29, 2003, together with continuous improvement in working capital management resulting in lower borrowing levels, and projected product cost reductions will be the primary drivers of further cost reductions in 2004.

  DEBT:

(YEAR-END DEBT CHART)
                   TOTAL YEAR-END DEBT INCLUDING MEMBER DEBT
                                ($ IN MILLIONS)

                                                      Third Party Debt   Member Debt   Total
                                                      ----------------   -----------   -----
2000                                                       $446.4          $107.9      $554.3
2001                                                       $431.7          $ 82.6      $514.3
2002                                                       $191.3          $ 64.9      $256.2
2003                                                       $132.4          $ 59.9      $192.3

     Many of the actions management initiated in 2001 and 2002 in connection with the turnaround were intended to generate cash to pay down debt. TruServ has reduced its year-end debt levels by approximately two-thirds in the last three years and anticipates further reduction in the next several years. Total debt as shown above includes all third party debt and the current and long-term portions of subordinated member debt. Improved working capital management, the sale of idle or underutilized assets, the sale leaseback of seven distribution centers at the end of 2002 and lower payroll costs from headcount reductions were the primary contributors to TruServ's effort to reduce debt. The combination of improved operating performance and lower debt levels allowed TruServ to refinance its third party senior notes and revolving credit facility and reduce the interest rate on these borrowings from an average interest rate of 13% to 4%. The interest rate reduction resulting from the refinancing transaction will be a major contributor to improved profitability in 2004 due to lower interest expense, assuming general economic conditions and current competitive conditions remain constant.

     TruServ's revenues consist of the following:

     - Warehouse and relay revenue consists of revenue generated from the sale of product from the warehouses to the members. The product is either shipped from stock or relay inventory, and revenue is recognized upon delivery of the product to the members.

     - Vendor direct revenue consists of revenue generated from the sale of product that is shipped directly from the vendor to the member, and revenue is recognized upon TruServ's receipt of validated invoice from the vendor for product delivered to the members.

     - Paint revenue consists of revenue generated through the sale of paint and paint related products to the members, and revenue is recognized upon delivery of the product to the members.

     - Advertising, transportation and other revenue consists of revenue generated from other services provided to the members. These services include various forms of advertising, from national advertising to local direct mail circulars. The advertising revenue is recognized when the underlying advertisement is run or when the related circulars are provided to the members. Transportation revenue is recognized when services are provided to the members.

     TruServ's expenses consist of the following:

     - Cost of revenue includes the acquisition costs of the products, costs related to readying the product for sale, net of any purchase discounts and certain financial incentives received from the vendor, and costs related to the services provided to the members.

     - Logistics (outbound to the members' stores) and manufacturing expenses (the paint business) include the costs related to the warehousing and delivery of products to the members and the overhead costs related to the paint manufacturing facility. These expenses include warehouse and transportation and manufacturing personnel expenses, depreciation and lease expense, repair and maintenance expenses and other facility expenses.

     - Selling, general and administrative expenses consist of headquarters and field personnel expenses and advertising and marketing expenses.

     - Restructuring charges consist of expenses incurred as a result of the closure of distribution centers and workforce reductions.

     - Third party interest expenses include interest and related costs for the respective debt financing owed to parties other than members.

     The success of TruServ is dependent upon continued support from its members in the form of purchases of merchandise and services for their retail and/or industrial distribution outlets. Significant declines in membership or in the levels at which members purchase from TruServ, or both; an increase in market share of the various entities that compete in the hardware industry; and a decline in the general U.S. economy could have a significant negative effect on TruServ's profitability.

     The following discussion and analysis provides information that management believes to be relevant to understanding TruServ's financial condition and results of operations. This discussion should be read in conjunction with TruServ's consolidated financial statements and the related notes thereto included in this report, beginning at page F-1.

  RESULTS OF OPERATIONS FOR 2003 COMPARED TO 2002

     TruServ experienced a net decline of its total number of outlets of 5.9% in 2003 and 8.7% in 2002. The decline can be attributed to retailer competition and members leaving TruServ to find an alternate source of supply principally due to concerns about TruServ's financial health. TruServ's improved financial stability with the new financing in place, its ability to lower prices (reversing a substantial portion, to date, of the price increases put in place in 2001, its improved profitability and its enhancement and introduction of marketing programs have served to slow member attrition, increase member accretion and slow the reduction of market share of members' purchases. Further, members are buying more merchandise from the distribution centers resulting in a favorable mix of higher margin warehouse sales and fewer low margin direct sales. The price reductions, which commenced in October 2002 and continue incrementally in 2003, have resulted in a net decline in revenue and gross margin, but have been of benefit to the members.

     During 2003, TruServ was successful in completing a refinancing of the existing senior credit facility and senior notes with a four-year revolving credit facility. The new Bank Facility resulted in a substantial reduction in interest expense as a result of a lower interest rate from September 2003 through December 2003. TruServ believes the new Bank Facility will continue to provide interest savings of approximately $15,400 in 2004, based upon the expected borrowing levels and assuming market rates (i.e., London Interbank Offering Rate ("LIBOR")) remain in relatively the same range as they were in 2003. (The $15,400 of interest expense savings is a non-GAAP financial measure. It is management's estimate, based on projected borrowing levels in 2004, of the interest savings generated from the lower interest rate of 4% on the new Bank Facility compared to the 13% average rate on the old lending agreements.)

  REVENUES AND GROSS MARGIN

     A reconciliation of revenue and gross margin between 2003 and 2002 follows:

                                                                    % OF                  GROSS
                                                    NET REVENUE   2002 NET    GROSS      MARGIN %
                                                         $        REVENUE    MARGIN $   OF REVENUE
                                                    -----------   --------   --------   ----------
                                                                   ($ IN THOUSANDS)
2002 RESULTS......................................  $2,175,451     100.0%    $248,632      11.4%
                                                    ----------     -----     --------
Same store sales:
  Warehouse and relay shipment revenue............     (11,177)     (0.5)       3,065
  Direct shipment revenue.........................     (21,995)     (1.0)        (858)
  Paint revenue...................................      (6,904)     (0.3)      (3,850)
                                                    ----------     -----     --------
     Net same store sales.........................     (40,076)     (1.8)      (1,643)
                                                    ----------     -----     --------
Change in participating members:
  Terminated members:
     Warehouse and relay shipment revenue.........     (78,414)     (3.6)     (12,587)
     Direct shipment revenue......................     (33,614)     (1.5)        (344)
     Paint revenue................................      (6,359)     (0.3)      (3,110)
                                                    ----------     -----     --------
       Net terminated members.....................    (118,387)     (5.4)     (16,041)
                                                    ----------     -----     --------
  New members:
     Warehouse and relay shipment revenue.........      13,429       0.6        2,155
     Direct shipment revenue......................       9,959       0.5           52
     Paint revenue................................         986        --          460
                                                    ----------     -----     --------
       Net new members............................      24,374       1.1        2,667
                                                    ----------     -----     --------
          Net change in participating members.....     (94,013)     (4.3)     (13,374)
                                                    ----------     -----     --------
Advertising, transportation and other revenue.....     (17,022)     (0.8)       1,641
Indirect cost of revenue..........................          --        --      (13,365)
                                                    ----------     -----     --------
     Total change.................................    (151,111)     (6.9)     (26,741)
                                                    ----------     -----     --------
2003 RESULTS......................................  $2,024,340      93.1%    $221,891      11.0%
                                                    ==========     =====     ========

     Net revenue for the year ended December 31, 2003 totaled $2,024,340, a decrease of $151,111, or 6.9%, as compared to the same period last year. The overall decline in revenue was predominately due to a decline in the number of participating member retail outlets. TruServ had a net decline in the number of participating member outlets of 5.9% compared to the prior year that resulted in a revenue reduction of $94,013, or 4.3%. Same store sales declined $40,076, or 1.8%, as compared to the prior year, due to TruServ members shifting some of their merchandise purchases to other sources and the effect of a slow economy through the first three quarters. A contributing factor in the decline of revenue in same store sales and participating member outlets was a product price reduction that lowered revenue by approximately $9,884, as compared to the prior year. Advertising, transportation and other revenue declined $17,022, or 0.8%, primarily due to lower advertising dollars as a result of TruServ experiencing lower merchandise sales on which the advertising amount is calculated and due from members. Also, the adoption of the accounting rule EITF Issue No. 02-16 (See Note 1, "Description of Business and Accounting Policies -- New Accounting Pronouncements," to the Consolidated Financial Statements beginning at page F-1 for a further discussion of the adoption of this standard) had an impact of reducing revenue by $4,284. Further, reduced volume shipments to members reduced freight revenue from members by $3,049.

     Gross margin for the year ended December 31, 2003 decreased by $26,741, or 10.8%, over the prior year. The net decline in participating member outlets contributed $13,374 of the reduction in gross margin. Gross margin from same store sales was impaired by $1,643. A contributing factor in the decline of gross margin in same store sales and participating member retail outlets was a product price reduction that lowered gross margin by approximately $9,884, as compared to the prior year. The product price reduction was partially offset by lower product acquisition costs from both domestic and global suppliers.

     Advertising, transportation and other gross margin increased $1,641, as a result of advertising costs being reduced by an amount greater than the related revenue reduction. Indirect costs of revenue, which is comprised of freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, negatively impacted gross margin by $13,365, as compared to the same period last year. This negative impact was due to an increase in freight costs and lower discounts and rebates associated with the global sourcing of product and lower purchasing volume.

                                                                              $ EXPENSE
                                                           2003      2002     (DECREASE)
                                                          -------   -------   ----------
Logistics and manufacturing expenses....................  $63,031   $69,464    ($6,433)

     Logistics and manufacturing expenses decreased by $6,433, or 9.3%, as compared to the prior year. TruServ experienced a decrease in expense due to lower operating costs resulting from the closure of two distribution centers during 2002, together with increased labor productivity resulting from ongoing process changes. In 2001, TruServ had implemented a distribution center closure plan in response to a reduction in the member base. These savings, which started to be recognized in 2002, were partially offset in 2003 by increased rent expense of $14,442, net of reduced depreciation expense of $1,814 and gain amortization of $2,646, as a result of a sale leaseback transaction, which occurred on December 31, 2002. See "Interest expense" below for a discussion of the related impact from the sale leaseback transaction.

                                                                              $ EXPENSE
                                                          2003       2002     INCREASE
                                                         -------   --------   ---------
Selling, general and administrative expenses...........  $99,782   $ 93,209    $ 6,573

     Selling, general and administrative ("SG&A") expenses increased $6,573, or 7.1%, as compared to the prior year. The increase in SG&A expenses was due mainly to higher health care cost, which reflects the upward trends in health care self insurance cost in the year compared to the same period last year. Also professional fees, which relate to higher litigation costs as well as professional outside services work related to Sarbanes-Oxley preparations were unfavorable compared to the prior year.

                                                                              $ EXPENSE
                                                          2003       2002     (DECREASE)
                                                         -------   --------   ----------
Interest expense:
  Member...............................................  $ 5,799   $  6,611    ($  812)
  Third parties........................................   51,724     55,284     (3,560)

     Interest expense to members decreased by $812, or 12.3%, as compared to the prior year, due to a lower average principal balance of debt outstanding, partially offset by a higher average interest rate. The 8.3% interest rate that TruServ offered to members to renew their maturing subordinated debt for an additional three years was higher than the 7.9% average coupon rate of their maturing debt.

     Third party interest expense decreased $3,560, or 6.4%, as compared to the same period last year. On August 29, 2003, TruServ completed the refinancing of the Senior Debt resulting in the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make-whole interest costs totaling $26,927. See "Other income, net" below for related debt forgiveness. In addition, the amortization of make-whole costs incurred by the early pay down of debt from the asset sales that occurred in the second half of 2002 are included in interest expense. These write-offs and increased amortization were offset by lower interest costs of approximately $30,486 as a result of lower average principal balance of senior debt outstanding, as compared to the prior year, and lower interest rates on the new Bank Facility. TruServ achieved the lower average principal balance by generating cash from operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002.

                                                                              $ INCOME
                                                           2003      2002     INCREASE
                                                         --------   -------   --------
Other income, net......................................  $(22,309)  $(3,723)  $18,586

     Other income, net increased by $18,586, as compared to the same period last year. This increase in other income included $7,706 of debt forgiveness from the refinancing of the Senior Debt. Additionally, TruServ recognized $7,133 of income from deferred credits related to the termination in April 2003 of the non-compete, cooperation and trademark license agreements that were part of the sale of the Lumber Business to BMA in 2000. These agreements with BMA had terms ranging from five to ten years and the related amounts received for these agreements were being amortized over those terms. Also, TruServ recorded income from litigation settlements of $5,538. The Derivative Action Settlement requires on the effective date of lifting the moratorium that TruServ reduce the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement by approximately $5,000. TruServ's board of directors is considering whether to continue the moratorium and has informed its members that a decision whether to maintain or lift the moratorium will be made prior to and announced at the March 28, 2004 annual shareholders' meeting. The income of $3,000 relates to the receipt of insurance proceeds in 2003 to fund a portion of this adjustment between the loss allocation account and retained deficit. The remaining $2,538 of income relates to settlement of a dispute with vendors.

                                                                            $ NET MARGIN
                                                         2003      2002       INCREASE
                                                        -------   -------   ------------
Net margin............................................  $21,221   $21,153       $68

     The net margin of $21,221 was up from a net margin of $21,153 for the same period a year ago. TruServ maintained its net margin in light of a $151,111 revenue reduction including $9,884 in wholesale price reductions. The adverse effect of revenue reductions on gross margin due to the wholesale price reductions and lower volume were offset by expense reductions from logistic and manufacturing efficiencies, other productivity improvements and the net effect of the sale leaseback transaction. Further, net margin was impacted by the net cost of $11,531 from refinancing the Senior Debt. This amount, however, was offset by the gain of $7,133 from the termination of the long-term BMA agreements and gains from litigation settlements in the aggregate amount of $5,538.

RESULTS OF OPERATIONS FOR 2002 COMPARED TO 2001

     TruServ has experienced a net decline of its total number of outlets of 8.7% in 2002 and 11.1% in 2001. The decline can be attributed to retailer competition and members leaving TruServ to find an alternate source of supply principally out of concerns about TruServ's financial stability. TruServ is regaining financial stability and is starting to lower prices to members on select items and implementing certain marketing programs and sales initiatives. Management believes that as a result of these programs and initiatives, retention of members is continuing to improve and members are buying more merchandise from the distribution centers and in a favorable mix of higher margin warehouse sales and less low margin direct sales. The price reductions, which commenced in October 2002, have resulted in a net decline in revenue and gross margin during the fourth quarter, but have been of benefit to the members.

     At the close of 2002, TruServ was successful in completing a sale leaseback of seven of its distribution centers and applying the proceeds to pay down the Senior Debt.

  REVENUES AND GROSS MARGIN

     A reconciliation of revenue and gross margin between 2002 and 2001 follows:

                                                                   % OF                  GROSS
                                                       NET       2001 NET    GROSS      MARGIN %
                                                    REVENUE $    REVENUE    MARGIN $   OF REVENUE
                                                    ----------   --------   --------   ----------
                                                                  ($ IN THOUSANDS)
2001 RESULTS......................................  $2,619,434    100.0%    $273,975      10.5%
                                                    ----------    -----     --------
Same store sales:
  Warehouse and relay shipment revenue............     (56,234)    (2.2)      (6,026)
  Direct shipment revenue.........................     (60,265)    (2.3)      (1,256)
  Paint revenue...................................      (3,085)    (0.1)       1,301
                                                    ----------    -----     --------
     Net same store sales.........................    (119,584)    (4.6)      (5,981)
                                                    ----------    -----     --------
Change in participating members:
  Terminated members:
     Warehouse and relay shipment revenue.........    (148,316)    (5.7)     (21,733)
     Direct shipment revenue......................     (66,496)    (2.5)        (746)
     Paint revenue................................     (13,302)    (0.5)      (6,214)
                                                    ----------    -----     --------
       Net terminated members.....................    (228,114)    (8.7)     (28,693)
                                                    ----------    -----     --------
  New members:
     Warehouse and relay shipment revenue.........      12,367      0.5        1,929
     Direct shipment revenue......................       7,619      0.3           80
     Paint revenue................................       1,072       --          483
                                                    ----------    -----     --------
       Net new members............................      21,058      0.8        2,492
                                                    ----------    -----     --------
          Net change in participating members.....    (207,056)    (7.9)     (26,201)
                                                    ----------    -----     --------
Lumber Business (1)...............................     (21,422)    (0.8)          --
Canadian Business (2).............................     (84,397)    (3.2)     (12,344)
Advertising, transportation and other revenue.....     (11,524)    (0.4)      (7,820)
Indirect cost of revenues.........................          --       --       27,003
                                                    ----------    -----     --------
     Total change.................................    (443,983)   (16.9)     (25,343)
                                                    ----------    -----     --------
2002 RESULTS......................................  $2,175,451     83.1%    $248,632      11.4%
                                                    ==========    =====     ========

---------------

(1) The Lumber Business was sold on December 29, 2000. The revenue and the cost of revenue from merchandise shipped and billed in 2001, but negotiated prior to December 29, 2000, were recorded in TruServ's results of operations in 2001.

(2) The Canadian Business was sold on October 22, 2001. The amount of $84,397 in revenue reduction represents sales from the Canadian Business from January 1, 2001 through October 22, 2001, the date of sale of the Canadian Business.

     Revenues for 2002 totaled $2,175,451. This represented a decrease in revenues of $443,983, or 16.9%, from 2001. A key contributor to the decrease in revenue was a 8.7% net decline in the number of participating member retail outlets in 2002, representing a 7.9% revenue reduction. Additional contributors to the decrease in revenue were a 4.6% decline in same store sales and the effect of the sale of the Canadian and Lumber businesses, representing a 4.0% revenue reduction. TruServ increased prices in September 2001. The direct impact of these price increases on 2002 member purchases was $13,340. In October 2002, TruServ announced it would commence lowering prices monthly in 2002 and continue price reductions into 2003. The direct impact of the reduction in pricing on fourth quarter 2002 sales to members was a $1,100 reduction. A favorable trend that TruServ management has observed is that as a result of marketing programs and sales initiatives, together with the impact of a slow-down in the national economy, members are buying more merchandise from the distribution centers. This trend has favorably improved the sales mix toward more warehouse sales from the less profitable direct sales and has minimally affected revenues, as the lower volume has been offset by higher prices positively impacting gross margin.

     Gross margin for 2002 totaled $248,632. This represented a decrease in gross margin dollars of $25,343, or 9.3%, as compared to 2001. The sale of the Canadian Business and the decline in the number of participating member retail outlets are the key contributors to the negative variance relative to the prior year. However, the gross margin as a percent of revenue increased to 11.4% in 2002 from 10.5% for 2001. The shift in the sales mix to warehouse sales from vendor direct orders and certain product price increases initiated in September 2001 contributed to the increase in gross margin as a percent of revenue. Price reductions commenced in October 2002. The indirect cost of revenues favorably impacted the gross margin dollars as a result of distribution center closures and headcount reduction, which reduced the direct inbound logistics costs and labor and related overhead incurred to bring merchandise to the distribution centers. Additional impact to gross margin was due to a reduction in advertising support fees of $7,956, which was partially offset by a reduction in gross advertising costs of $2,868. These reductions reflect lower member participation in the distribution of direct mail circulars, but these costs were partially offset by additional expenditures for network advertising for the new power event promotions.

                                                                             $ EXPENSE
                                                          2002      2001     (DECREASE)
                                                         -------   -------   ----------
Logistics and manufacturing expenses...................  $69,464   $89,637    $(20,173)

     Logistics (outbound to members' stores) and manufacturing (the paint business) expenses decreased $20,173, or 22.5%, as compared to the prior year. Approximately $11,223 of this decrease resulted from the exclusion of expenses associated with the Canadian Business, which was sold in October 2001. An additional $3,444 was due to the closure of several distribution centers in late 2001 through 2002, in response to a reduction in the member base. Also, a decrease of approximately $4,388 was caused by lower expense spending related to the manufacturing operations, predominately related to lower advertising.

                                                                             $ EXPENSE
                                                         2002       2001     (DECREASE)
                                                        -------   --------   ----------
Selling, general and administrative expenses..........  $93,209   $137,807    $(44,598)

     Selling, general and administrative expenses ("SG&A") decreased by $44,598, or 32.4%, in 2002, as compared to the prior year. TruServ achieved significant reductions in SG&A as a result of lower labor costs and reduced benefit expenses. TruServ's restructuring initiatives in 2000 and 2001, which included headcount reductions, generated a savings of $4,090 in labor costs. The $15,126 reduction in benefit plan costs were generated from lower headcount, changes in the benefits, a reduction in pension settlements with terminated employees, and the elimination in 2002 of a requirement that existed in 2001 to cover exposure of an insurance carrier in liquidation. An additional reduction of $6,041 in SG&A expenses for 2002, as compared to 2001, is the result of lower bad debt expense due to TruServ's improved ability to collect receivables. Also in 2002, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which changed the accounting for goodwill from an amortization method to an impairment only approach. Goodwill amortization for 2001 was $2,577. Other areas of reductions in SG&A include lower refinancing fees of $7,368, lower software license fees of $2,483 relating to retail point of sale software and lower non-restructuring related severance of $1,386.

                                                                             $ EXPENSE
                                                           2002     2001     (DECREASE)
                                                          ------   -------   ----------
Restructuring charges and other related expenses........  $6,284   $38,522    $(32,238)

     In 2002, TruServ incurred restructuring charges and other related expenses of $6,284, of which $3,313 related to restructuring, and $2,971 related to other post-employment and asset impairment charges. The restructuring charge of $3,313 in 2002 resulted from TruServ's continued workforce reductions initiated in 2000 and 2001 and related to distribution center closures and workforce reductions in the organization. This charge was comprised of $2,316 for severance and $2,296 for facility exit costs, offset by a $1,299 reduction in asset impairment charges. The severance charges of $2,316 primarily consisted of additional workforce reductions at the corporate headquarters in Chicago, Illinois. The facility exit costs of $2,296 related to closing the Hagerstown, Maryland distribution center, which was completed prior to December 31, 2002. The $1,299 reduction of asset impairment charges consisted of a $927 favorable adjustment to the asset value for the closing of the Brookings, South Dakota distribution center, based on actual proceeds received on the sale of this facility in 2002. The other charges of $2,971 consisted of $1,769 for asset impairment and $1,202 for post-employment charges. The asset impairment charge of $1,769 related to the write-down of the East Butler, Pennsylvania facility. The post-employment charge of $1,202 was comprised of $352 relating to severance charges for the Cary, Illinois facility, and $850 relating to severance charges for the corporate headquarters in Chicago, Illinois.

     In 2001, TruServ recorded a charge to income of $38,522, of which $10,722 was for severance, $18,901 was for facility exit costs for the distribution centers, and $8,899 was for asset impairments. The largest component of these exit costs related to the Hagerstown, Maryland distribution center closure, which is subject to a synthetic lease. The difference of approximately $14,800 between the lease obligation at December 31, 2001 of $40,000 and management's estimate of the fair value of the building was the major component of its facility exit costs in 2001. This obligation and the original cost of the facility are not recorded on TruServ's balance sheet because it does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." At December 31, 2002, the synthetic lease had a balance of $33,383, which is due at the end of the amended lease term, which is the earlier of December 31, 2003 or the termination of the existing revolving credit facility.

     As a result of management's effort in restructuring and accomplishing operating efficiencies, TruServ achieved an estimated annualized cost saving of $28,957, relating to charges reserved through 2001, with $4,350 of cost saving relating to additional reserve charges in 2002. Headcount reductions of 909 were related to charges reserved through 2001, with additional headcount reductions of 80 related to charges reserved for in 2002.

                                                                             $ EXPENSE
                                                          2002      2001     (DECREASE)
                                                         -------   -------   ----------
Interest expense:
  Member...............................................  $ 6,611   $ 7,842    $(1,231)
  Third parties........................................   55,284    55,431       (147)

     Interest paid on member debt decreased by $1,231, or 15.7%, as compared to the prior year, due to a decrease in the average balance of debt outstanding of approximately $26,628, which was partially offset by a higher average interest rate (8.49% average in 2002 compared to 7.50% average in 2001).

     Third party interest expense decreased by $147, or 0.3%, as compared to the prior year. TruServ experienced an interest expense savings of $11,629, as a result of the lower average balance outstanding of Senior Debt as compared to 2001. However, this amount was substantially offset by higher financing fee amortization and higher interest rates, which increased the effective interest rate by approximately 2.9%, as compared to 2001, resulting in increased interest expense of $11,482. TruServ achieved the lower average debt balances in 2002 by generating cash from operations and asset sales. These amounts were offset in part, however, by the fees resulting from TruServ amending its Senior Debt agreements due to the debt covenant violation under these agreements in 2001.

                                                                               $ GAIN
                                                            2002    2001     (DECREASE)
                                                            ----   -------   ----------
Loss/(gain) on sale of assets.............................  $91    $(1,958)   $(2,049)

     Loss/(gain) on sale of assets decreased $2,049, from a gain of $1,958 in 2001 to a loss of $91 in 2002. The variance was mainly due to the non-recurrence of 2001 gains of $1,588 and $472 recorded upon the sale of the Canadian Business and the Indianapolis distribution center, respectively.

                                                                               $ NET
                                                                               MARGIN
                                                        2002       2001       INCREASE
                                                       -------   --------   ------------
Net margin/(loss)....................................  $21,153   $(50,687)    $71,840

     The net margin in 2002 was $21,153, as compared to a net loss of $50,687 in 2001, an increase in net margin/(loss) of $71,840. Net margin/(loss) was favorably impacted by the closure of distribution centers and headcount reductions that occurred from the restructuring activities in 2001, the non-recurrence of the significant 2001 restructuring charges and a better gross margin percentage. These favorable impacts were partially offset by the loss of participating member retail outlets.

LIQUIDITY AND CAPITAL RESOURCES

     The information provided below describing TruServ's debt, credit facilities, guarantees and future commitments is included in order to facilitate a review of TruServ's liquidity.

     TruServ generated cash from operating activities for 2003, 2002 and 2001 in the amounts of $32,807, $103,204 and $179,441, respectively. The reduction in cash generated from operating activities in 2003 in comparison to the prior two years was due principally to the non-recurrence of significant cash generation from the liquidation of excess inventory in 2002 and 2001. The cash generated from the sale of inventory in 2002 and 2001 was $88,908 and $85,715, respectively. TruServ also generated cash in 2002 and 2001 through initiatives to improve inventory turns and eliminate excess and/or obsolete inventory, as well as by closing regional distribution centers, which in turn reduced stock levels. In addition, TruServ initiated several inventory reduction programs to keep inventory levels in line with a reduction in membership. While TruServ disposed of excess inventory during 2003, it did so at a lower level than in 2002 and 2001.

     TruServ generated cash as a result of a decrease in accounts and notes receivable for 2002 and 2001 in the amount of $32,926 and $127,000, respectively. TruServ's 13 month average member receivable DSO (Days Sales Outstanding) was 39.6, 39.7, and 43.9 days for 2003, 2002 and 2001, respectively. Accounts and notes receivable in 2003 remained constant with 2002, as DSO remained at 2002 levels. The cash improvement in 2002 was related to the improved DSO of 4.2 days. In 2001, the sale of the Lumber Business significantly impacted cash generated from accounts and notes receivable by approximately $64,000. The remaining decrease in accounts and notes receivable is mainly due to a decline in sales, change in sales mix from direct sales to warehouse sales and the implementation of improved collection efforts.

     The other significant impact on cash from operating activities was in accounts payable. In 2003, accounts payable increased $38,614. In 2002 and 2001, TruServ used cash to fund the decrease in accounts payable, which were $52,091 and $92,216, respectively. This use of cash partially offset the cash generated from inventory sales and accounts receivable. The decrease in cash used for accounts payable in 2002 is primarily due to lower inventory purchases in that period. The decrease in cash used for accounts payable in 2001 is partially due to the sale of the Lumber Business, which accounts for approximately $39,000 of the decrease. The remaining decrease is a result of lower inventory purchases.

     TruServ's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for TruServ and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The cash needed to meet the future payments for accounts payable will be provided by the cash generated from collections of accounts receivable and from the future sale of inventory.

     TruServ generated cash from investing activities for 2003 and 2002 in the amount of $13,065 and $146,851, respectively. Cash used for investing activities for 2001 was $26,502. Investing activities include capital expenditures, proceeds from sales of properties, restricted cash activities and changes in other assets. Total capital expenditures, including expenditures under capital leases, were $6,825, $12,838 and $15,151 for the years 2003, 2002 and 2001, respectively. Capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters. TruServ's management has forecasted that the capital expenditure investment for 2004 will return to the levels of 2001 and 2002. In 2002, the gross proceeds from the sale of properties were

$127,941, which principally related to the sale leaseback of seven properties (See Note 11, "Asset Sales", to the Consolidated Financial Statements beginning at page F-1) and the sale of the Brookings, South Dakota distribution center. In 2001, the proceeds from sale of properties were $10,511, which were generated from the sale of the Canadian Business and the sale of its Indianapolis, Indiana property. In 2002, cash generated from other assets was provided by the early payment of the note receivable from BMA.

     TruServ had no restricted cash at December 31, 2003 compared to restricted cash of $15,755 at December 31, 2002. The Bank Facility secures $12,221 of letters of credit at December 31, 2003, as a reduction against borrowing availability, whereas at year end 2002 $11,691 of letters of credit, had been collaterallized with restricted cash. The remaining $4,064 of restricted cash at December 31, 2002, primarily related to securing banking and cash management deposit requirements, was eliminated as a result of the refinancing of the Senior Debt.

     TruServ generated cash from operating and investing activities in 2003 and 2002 and from operating activities in 2001 and used cash primarily for financing activities. In particular, TruServ applied the cash to reducing its long-term and short-term financing and the level of drafts payable at year end, which collectively were $45,639, $329,870 and $79,614 for 2003, 2002 and 2001, respectively.

     Cash and cash equivalents at December 31, 2003 and 2002 were $9,234 and $9,001, respectively. As of December 31, 2003 the borrowings under the Bank Facility were at $131,600.

     At December 31, 2003, TruServ's working capital was $50,602, as compared to $84,051 at December 31, 2002, and $25,740 at December 31, 2001. The current ratio was 1.11 at December 31, 2003, as compared to 1.21 at December 31, 2002, and 1.04 at December 31, 2001. This reduction in both the working capital and the current ratio between 2003 and 2002 was primarily due to TruServ refinancing its Senior Debt by a new Bank Facility. The new Bank Facility moved a significant portion of TruServ's debt from a long-term liability to a current liability.

     TruServ's management believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations due to be repaid in 2004. The Bank Facility should provide sufficient liquidity for future needs until it expires in 2007, including the ability to fund the deferred stock redemption account should TruServ's board of directors decide to lift the moratorium and begin redeeming stock. TruServ's management currently expects to refinance the Bank Facility when it expires in 2007.

CASH REQUIREMENTS

     Below is the current schedule of the expected cash outflows necessary to meet financial commitments for 2004 and thereafter:

                                                           2005 &      2007 &
                                                 2004       2006        2008      THEREAFTER     TOTAL
                                               --------    -------    --------    ----------    --------
                                                                   ($ IN THOUSANDS)
Bank Facility(1)...........................    $ 71,600    $    --    $ 60,000     $     --     $131,600
Promissory (subordinated) and installment
  notes....................................      19,917     39,942          --           --       59,859
Capital lease obligations..................         464        443          --           --          907
Operating lease obligations................      32,623     52,400      45,530      238,748      369,301
Purchase obligations.......................     106,797         --          --           --      106,797
Redeemable nonqualified Class B non-voting
  common stock.............................          --         --          --       23,139       23,139
                                               --------    -------    --------     --------     --------
Total......................................    $231,401    $92,785    $105,530     $261,887     $691,603
                                               ========    =======    ========     ========     ========

-------------------------
(1) The amount shown due in 2004 represents the amount necessary to reduce the outstanding balance at December 31, 2003 to the expected lowest level of borrowings during the next twelve months. There are no required payments until the maturity of the Bank Facility in August 2007.

     TruServ also has cash requirements related to a moratorium on stock redemptions that has created deferred stock redemptions of $33,725 that will be paid when, and if, the moratorium is lifted. TruServ's board of directors expects to announce at the March 28, 2004 annual shareholders' meeting whether it will lift or maintain the stock moratorium. In accordance with TruServ's By-Laws, certain equity interests are paid in cash at the time of redemption and the remaining equity interests are paid out by means of a five-year subordinated installment note, with annual installments commencing December 31 of the year the moratorium is lifted. The December 31, 2003 deferred stock redemption liability of $33,725 has approximately $7,458 payable in cash at the time of lifting the moratorium and TruServ will issue the remaining balance in subordinated installment notes with an aggregate principal amount of $26,267.

  DEBT DISCUSSION

     TruServ's total debt, including member subordinated notes, whose long-term component is a component of long-term debt in 2003 and a component of Members' capitalization in 2002, was $192,282 and $256,201 at December 31, 2003 and 2002, respectively. TruServ achieved this reduced level of debt with cash generated from operations, reduction in excess cash, asset sales and sale leaseback transaction proceeds. See "Properties -- Sale Leaseback Transaction."

     TruServ's debt consisted of the following at December 31:

                                                                  2003        2002
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Revolving credit facility...................................    $131,600    $ 27,852
Senior notes................................................          --     158,920
Redeemable (subordinated) term notes........................          --       3,296
Capital lease obligations...................................         823       1,247
                                                                --------    --------
Total debt..................................................     132,423     191,315
Promissory (subordinated) and installment notes(1)..........      59,859      64,886
                                                                --------    --------
Total debt, including member debt...........................    $192,282    $256,201
                                                                ========    ========

-------------------------
(1) $43,531 of the amount shown as of December 31, 2002 is reflected in member capitalization on the balance sheet as of that date. $39,942 of the amount shown as of December 31, 2003 is reflected in long-term debt on the balance sheet as of that date.

     The change in TruServ's debt balances were as follows for years ending December 31:

                                                                  2003        2002
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Beginning balance...........................................    $256,201    $514,287
Miscellaneous asset sale payments (net of make-whole of $0
  and $5,989)...............................................      (1,917)    (27,802)
Sale leaseback payments (net of make-whole of $0 and
  $12,695)(1)...............................................          --    (103,624)
Excess cash.................................................          --     (57,000)
Debt forgiveness............................................      (7,706)         --
Use of restricted funds.....................................     (15,755)    (13,320)
Pay down from cash generated from operations, net of other
  uses......................................................     (38,541)    (56,340)
                                                                --------    --------
Ending balance..............................................    $192,282    $256,201
                                                                ========    ========

-------------------------
(1) Excludes prepayments on synthetic lease obligation of $5,119.

     TruServ had outstanding borrowings under its revolving credit facility of $131,600 and $27,852 at December 31, 2003 and 2002, respectively. The new Bank Facility was used to refinance senior notes, which caused a significant portion of TruServ's debt that was classified as long-term liability to borrowings under the revolving credit facility. The weighted average interest rate on these borrowings was 5.9% and 10.0% for the years ended December 31, 2003 and 2002, respectively.

     TruServ's Hagerstown, Maryland distribution center was subject to a synthetic lease. The synthetic lease had a principal balance of $33,383 as of December 31, 2002 and no balance at December 31, 2003 as it was sold by the landlord. This obligation and the original cost of the facility were not recorded in TruServ's balance sheet because the synthetic lease does not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases." The difference between the lease obligation and management's estimate of the fair value of the building at December 31, 2002 was approximately $8,183 and was the December 31, 2002 balance in the restructuring reserve that was accrued in 2001. On July 17, 2003, the Hagerstown, Maryland distribution facility was sold by the legal titleholder, a Delaware Business trust unrelated to TruServ. Title to the facility was acquired by the purchasing party through a Massachusetts Nominee trust, both of which are parties unrelated to TruServ. TruServ's remaining obligation to the third-party that had established the Delaware Business trust, which was previously accrued for in the restructuring reserve, was reduced by the amount of the net sales proceeds of the facility to a $9,368 senior term loan that matured upon the early refinancing of TruServ's senior debt. Concurrently with the sale of the facility, TruServ entered into a two year triple net operating lease agreement for the Hagerstown facility with the new trust now owning the facility, with monthly base lease payments of $223. On January 12, 2004, TruServ received a cancellation notice from the landlord on a portion of the Hagerstown facility that reduces the monthly lease payment to $100 effective April 2004.

  BANK FACILITY

     On August 29, 2003, TruServ entered into a new four-year $275,000 Bank Facility. TruServ used the Bank Facility to refinance the Senior Debt. Borrowings under the Bank Facility are limited to the lesser of $275,000 or a borrowing base comprised of the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at December 31, 2003, after outstanding borrowings of $131,600 and letters of credit and reserves of $13,221, was $122,760. TruServ is in compliance with all terms and conditions of the Bank Facility.

     Under the terms of the Bank Facility agreement, the interest rate is variable at TruServ's option of LIBOR plus 2.25% or prime plus 0.25%. As of December 31, 2003, this interest rate was 3.58%. The Bank Facility pricing includes a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. The unused commitment fee is 0.375%. Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by TruServ over the four-year term. Substantially all of the assets of TruServ and a pledge of 100% of the stock of TruServ's subsidiaries secure the Bank Facility.

     Upon entering into the Bank Facility, TruServ incurred a net expense of $19,221 in connection with the prepayment of the Senior Debt. The net expense consisted of $26,927 of interest expense relating to the write-off of old and new senior note make-whole obligations and prepaid bank fees offset by $7,706 of other income relating to debt forgiveness for a portion of the Senior Debt.

     As a result of the lower interest rate under the Bank Facility and the elimination of the make-whole amortization, TruServ benefited from $7,689 of interest savings through December 31, 2003 and based upon the expected borrowing levels and assuming market rates (i.e., LIBOR) remain in relatively the same range as they were in 2003, is projecting $15,400 of interest savings in 2004. (The $7,689 and $15,400 of interest expense savings are a non-GAAP financial measure. It is management's estimate, based on actual borrowing levels in 2003 and projected borrowing levels in 2004, of the interest savings generated from the lower interest rate of 4% on the new Bank Facility compared to the 13% average rate on the old lending agreements.)

  SENIOR DEBT

     The Senior Debt was refinanced by the Bank Facility on August 29, 2003. On December 30, 2002 and again on March 13, 2003, TruServ amended the Senior Debt agreements in order to allow for a sale leaseback transaction that was completed on December 31, 2002 and extended the maturity date of the Hagerstown facility's synthetic lease obligation to the earlier of December 31, 2003 or the refinancing of the revolving credit facility. TruServ applied the net proceeds of the sale leaseback transaction, $121,438, to pay down the Senior Debt. The net reduction in Senior Debt was $108,743, as a result of the then new make-whole notes of $12,695 issued due to the prepayment on senior notes.

     The Senior Debt agreements were previously amended on April 11, 2002, when TruServ entered into various amendments that eliminated the event of default created when TruServ failed to comply with a covenant as of February 24, 2001 (the "April 2002 Amendments"). The April 2002 Amendments to the revolving credit facility extended the term of the facility from June 2002 to June 2004. The amount of the commitment at the time of amendment was $200,000. The commitment under the revolving credit facility was permanently reduced by the amount of any prepayments allocated to and paid on the revolving credit facility.

     The revolving credit facility commitment had been permanently reduced to $143,200 at December 31, 2002 due to prepayments in 2002 from the proceeds of asset sales. TruServ had available, under the revolving credit facility, approximately $115,300 at December 31, 2002.

     The April 2002 Amendments to the various senior note agreements maintained the existing debt amortization schedules of the various notes. Interest rates on the notes were at the pre-default rates, which ranged at December 31, 2002 from 10.04% to 11.85%. The senior notes and revolving credit facility amendments also required initial, quarterly and annual maintenance fees. All of the cash proceeds from certain asset sales and certain notes receivable were to be used to prepay all parties to these amendments in accordance with an amended intercreditor agreement.

     For 2002, cash proceeds from certain asset sales and notes receivable totaling $157,312 were used to prepay all parties to the intercreditor agreement. The intercreditor agreement established how the assets of TruServ, which were pledged as collateral, were to be shared and how certain debt prepayments were to be allocated among the senior lenders. For the year ended December 31, 2002, the prepayments to senior note holders of $93,915 resulted in make-whole liabilities of $18,710, which were recorded as additional debt with an offsetting entry to a prepaid interest account. As previously described, the $12,695 of make-whole notes from the sale leaseback transaction was a component of the $18,710. The prepaid interest account was being amortized to interest expense over the remaining life of the original notes.

     The terms of the senior note agreements, that comprised a portion of the Senior Debt, had always provided that in the event of early termination or a prepayment of all or a portion of the notes, make-whole liabilities are triggered. The nature of the transaction giving rise to the prepayment, the length of time to maturity of a particular note, the magnitude of the prepayment relative to the remaining debt outstanding and prevailing market interest rates relative to the interest rates on the senior notes were factors in determining the amount of potential make-whole liabilities. In the event of full prepayment of the senior notes, the entire prepaid interest amount would be immediately charged to interest expense and this occurred upon the refinancing in August 2003. TruServ management negotiated a reduction of approximately 50% in the make-whole notes when it made prepayments on the senior notes from the proceeds of the sale leaseback transaction and upon the full prepayment in August 2003.

     At December 31, 2002, the total Senior Debt outstanding was $220,237 and the related commitments outstanding totaled $335,595. The revolver portion of total Senior Debt outstanding could have fluctuated with the seasonal cash requirements of the business.

  GUARANTEES

     TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 0-50% of the member's outstanding balance, in the event that a member defaults on its loan, in which case the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $796 and $2,172 as of December 31, 2003 and 2002, respectively. The balance of $796 as of

December 31, 2003 includes approximately $270 that will mature in 2004. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $82 relating to these guarantees.

     Additionally, TruServ sold certain member note receivables to a third party in 2002, payment of which TruServ has fully guaranteed. TruServ is required to pay off 100% of the outstanding balance of the member note under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these notes at December 31, 2003 was $515. TruServ has recorded a liability and related receivable for $515 relating to these member notes, and carries a $51 reserve relating to these guarantees. The balance of $515 as of December 31, 2003 includes approximately $233 that will mature in 2004. The remaining guarantees will expire periodically through 2007.

CRITICAL ACCOUNTING POLICIES

     TruServ's significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

     - Receivables, net of valuation allowances -- At December 31, 2003, accounts receivable, net of $8,395 in allowance for doubtful accounts, were $203,010. TruServ determined the valuation allowance based upon its evaluation of known requirements, aging of receivables, historical experience, the current economic environment and its ability to set off against any unpaid receivable amounts due to members for stock, notes, interest and declared and unpaid dividends. While TruServ believes it has appropriately considered known or expected outcomes, its members' ability to pay their obligations, including those to TruServ, could be adversely affected by declining sales of hardware at retail resulting from such factors as contraction in the economy, loss of memberships or intense competition from chain stores, discount stores, home centers and warehouse stores.

     - Inventory valuation -- At December 31, 2003, inventories, net of $6,718 in valuation reserves, were $276,725, and reflect the reductions from cost in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. TruServ estimated realizable value based on an analysis of historical trends related to its distressed inventory. This analysis considers trends to return merchandise to suppliers, transfers to other distribution centers, the sell-down of product through the price reduction process and final liquidation price. Should the current economic climate significantly contract further resulting in retailers being unwilling to accept deliveries of advance orders placed or should TruServ elect not to ship inventories to retailers who pose a greater credit risk than appropriate, or should there occur an unanticipated decline in retail outlets or a significant contraction in TruServ's warehouse stock replenishment business for selected product categories, TruServ may need to make additional downward valuation adjustments. Potential additional downward valuation adjustments would be required by TruServ in the event of unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

     - Asset impairment -- For purposes of determining property impairment, management reviews long-lived assets based on a geographic region or a revenue producing activity, as appropriate. The impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. TruServ utilized current real estate market values in writing down the value of the East Butler, Pennsylvania facility which is currently for sale. Should real estate values continue to decline, an additional provision may be required. In 2003, TruServ recorded asset impairment charges of $2,005 relating primarily to equipment at the East Butler, Pennsylvania facility. In 2002, TruServ recorded asset impairment charges that netted to $470, consisting of a $1,769 charge relating to the East Butler, Pennsylvania facility. TruServ offset this amount by a $1,299 reduction of asset impairment charges, consisting predominately of a favorable adjustment to the asset value for the closing of the Brookings, South Dakota distribution center based on actual proceeds received on the sale of this facility in 2002. In 2001, TruServ recorded asset impairment charges aggregating $8,899 related to its Brookings, South Dakota distribution center, which was subsequently sold, and certain equipment at its leased Hagerstown, Maryland distribution center.

     - Goodwill -- At December 31, 2003, the accompanying Consolidated Balance Sheet reflects $91,474 of goodwill. Goodwill is tested for impairment using a discounted cash flow analysis by each reporting unit. This test is completed annually, unless significant events necessitate a more frequent test. The test completed at December 31, 2003 used a discount rate of 10% and assumed declining revenue in future years. A 100 basis point movement in the discount rate did not significantly impact the analysis. TruServ determined that no impairment exists. In evaluating the recoverability of goodwill, management estimates each reporting unit's fair value. In making this estimate, TruServ's management relies on a number of factors including operating results, business plans and present value techniques, to discount anticipated future cash flows. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

     - Deferred tax assets -- At December 31, 2003, the accompanying Consolidated Balance Sheet reflects $81,732 of deferred tax assets, principally related to net operating loss carryforwards, deferred gain recognition and nonqualified notices of allocation. These deferred tax assets, net of deferred tax liabilities of $2,211, are offset by a full valuation allowance at December 31, 2003. TruServ had approximately $50,571 of tax operating loss carryforwards available to offset future taxable income. In general, such carryforwards must be utilized within 20 years of incurring the net operating loss. At December 31, 2003, TruServ concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are retained by TruServ and not distributed to members as patronage dividends.

     - Accrued expenses -- At December 31, 2003, the accompanying Consolidated Balance Sheet reflects $72,931 of accrued expenses, principally related to restructuring, pension, health and other benefits. TruServ works with an actuarial firm in the valuation of benefit obligations. TruServ selects certain actuarial assumptions on which to base the calculation of the actuarial valuation of the obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), medical trend rate, expected return on assets and mortality tables to determine the expected future benefit obligations. The discount rate was based on an analysis of bond rates with terms that have similar duration as the pension liabilities. The medical trend rate was based on an analysis of inflation rates and medical inflation rates and the long-term trend for these rates. The expected return on assets was based on an analysis of historical real returns on TruServ's portfolio mix over 30 year periods. This analysis produced a range of rates that TruServ adjusted for a future inflation factor and the impact of trust fees. TruServ used a rate within this range of rates. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these benefits, TruServ may have to increase its provision for expenses.

      The assumptions used to determine TruServ's pension obligations for all plans were as follows for the years ended December 31:

                                                              2003   2002
                                                              ----   ----
Weighted average assumptions:
  Discount rate.............................................  6.00%  6.50%
  Expected return on assets.................................  8.00%  8.00%
  Rate of compensation increase.............................  3.50%  3.50%

      Assumed discount rates and expected return on assets have a significant effect on the amounts reported for the pension plans. A one-percentage point change in assumed discount rates and expected return on assets would have the following effects:

                                                                  ONE           ONE
                                                                PERCENT       PERCENT
                                                               DECREASE      INCREASE
                                                              -----------   -----------
                                                                  ($ IN THOUSANDS)
Discount Rate
  Projected Benefit Obligation as of 12/31/2003.............    $6,829        $(6,216)
  2004 Pension Expense......................................       756           (733)
  2004 FAS88 Expense........................................       433           (464)
                                                                ------        -------
  Total 2004 Pension Expense................................     1,189         (1,197)
Expected Return on Assets
  2004 Pension Expense......................................       547           (547)

NEW ACCOUNTING PRONOUNCEMENTS

     In the third quarter of 2003, TruServ adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of this standard impacted the classification in the Consolidated Balance Sheet of Promissory (subordinated) and installment notes, net of current portion; Class B common stock that is "non-qualified" (the "Nonqualified Class B common stock"); and stock presented for redemption but deferred due to the moratorium. Promissory (subordinated) and installment notes, net of current portion, which are notes with three-year duration with current owners of TruServ's Class A common stock, are now included in Long-term debt. Promissory (subordinated) and installment notes, net of current portion previously were recorded under the caption of Members' capitalization. Nonqualified Class B common stock is now included in long-term liabilities as these shares of stock have a planned redemption schedule. Nonqualified Class B common stock previously was recorded under the caption of Members' equity. Nonqualified Class B common stock has a planned redemption schedule of at least 10% of the shares by December 31, 2011; at least 40% of the shares by December 31, 2019 and all of the shares by December 31, 2029. Shares of stock presented for redemption but deferred due to the moratorium are now included in long-term liabilities in deferred stock redemptions. Deferred stock redemptions contain the par value of Class A common stock, Class B common stock that is qualified and Nonqualified Class B common stock reduced by the legal right of offsets from the loss allocation, accumulated deficit and accounts receivable accounts for each shareholder who has presented its stock for redemption but has been deferred due to the moratorium. These amounts were recorded in each of the respective categories. As of December 31, 2003, the aggregate value of the terminated members' equity investments presented for redemption but deferred due to the moratorium was approximately $33,725, after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and accounts receivable owed by the former members. TruServ's By-Laws allow it to offset amounts due by its members against amounts that it pays to the members on redemption of their stock. According to TruServ's By-Laws, the Class A common stock and the Non-Qualified Class B common stock are paid out at the date members have requested redemption and the Class B common stock that is qualified is paid out by means of a five-year subordinated installment note, which has the first installment due at the end of the calendar year of the date members have requested redemption. On a member by member basis, the net amount of $33,725 owed to members who had left the co-op would be payable approximately $7,458 at the time of redemption, and $26,267 in five-year installment notes. Additionally, adoption of this standard did not have a material impact on TruServ's results of operations or cash flow.

     In 2003, TruServ adopted SFAS No. 132 (revised 2003); "Employers' Disclosures about Pensions and Other Postretirement Benefits," for its defined benefit pension plans and other postretirement benefit plans. SFAS No. 132, as revised, requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     On January 1, 2003, TruServ adopted Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. In January 2003, the EITF clarified that this issue is effective for arrangements with vendors initiated on or after January 1, 2003. In March 2003, the EITF addressed the issue again with respect to the reclassification of prior period amounts and determined that reclassification is only permitted provided that previously reported net income would not change as a result of applying the consensus. The adoption of EITF 02-16 has not had a material impact on TruServ's 2003 results of operations, financial position or cash flows as most arrangements with vendors in 2003 were initiated before January 1, 2003. Since most arrangements with vendors in 2004 were initiated in fourth quarter of 2003, the adoption of EITF 02-16 will impact first quarter 2004 results of operations and financial position, in excess of $4,500 that in prior years would have been recorded as advertising revenue will now be reflected as a decrease in prices paid for inventory and will not be recognized in cost of sales until the related inventory is sold. Additionally, net revenues will be impacted by the adoption of EITF 02-16, as the advertising revenue that was recognized as the advertising occurred will now be classified as part of the cost of the product. Partially offsetting this impact to net revenues is the classification of monies earned for holding markets for vendors and members, which are recognized when the markets occur, from an offset in SG&A expenses into net revenues. Also, the expenses related to providing the markets that were classified in SG&A expenses will now be classified in cost of revenues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ IN THOUSANDS)

     TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt, which had approximately $131,600 outstanding at December 31, 2003. A 50 basis point movement in interest rates would result in an approximate $658 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at December 31, 2003.

     For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. As required by the Bank Facility, TruServ has purchased interest rate caps that limit its risk on $25,000 of variable rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5%, approximately 2.25% increase over current LIBOR. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ's management believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ performs no speculative hedging activities. TruServ does not have any interest in variable interest entities ("VIE's") and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
($ IN THOUSANDS)

     TruServ's consolidated financial statements and report of independent auditors are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     TruServ's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2003 TruServ's disclosure controls and procedures are effective. There have been no significant changes in TruServ's internal controls or in other factors that could significantly affect TruServ's internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     Each current director's term expires at the 2004 annual stockholders' meeting. The directors and senior executive officers (officers who report directly to the CEO) of TruServ or are nominated or selected to be directors and senior executive officers of TruServ as of the date of this filing are:

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
Bryan R. Ableidinger...............    55       Chairman since April 29, 2003. Director since August 2000.
                                                Owner/operator of retail hardware business since 1975.
Cathy C. Anderson..................    54       Senior Vice President, General Counsel and Secretary since
                                                February 17, 2003. Previous position was Executive Vice
                                                President, General Counsel and Secretary, Alliant
                                                Foodservice, Inc. 1995 - 2002.
Laurence L. Anderson...............    62       Director since April 2002. Consultant for Associated
                                                Wholesale Grocers, a $3.1 billion wholesale cooperative
                                                that serves more than 1,000 grocery stores. Prior positions include Executive Vice President and President of Super
                                                Kmart from 1997 to 1999 and from 1975 to 1997 held several positions at SuperValu, Inc., with the final position being
                                                Executive Vice President of the corporation and President
                                                of its retail food companies.

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
Joe W. Blagg.......................    54       Director since April 1996. Chairman January 2000 to April
                                                29, 2003. Owner/operator of retail hardware business since
                                                1979. Acting Chief Executive Officer from July 3, 2001 to
                                                November 16, 2001. Mr. Blagg will not stand for re-election at the 2004 annual stockholders' meeting.
Michael S. Glode...................    54       Director since April 2003. Owner/operator of retail
                                                hardware business since 1970.
Michael Haining....................    48       Senior Vice President, Distribution/Logistics and
                                                Manufacturing since January 1, 2004. Senior Vice President,
                                                Distribution and Logistics from April 21, 2003 to December
                                                31, 2003. Prior positions include independent consultant
                                                providing supply chain consulting to Fortune 500 companies,
                                                2002-2003; Vice President Supply Chain, 1999-2002; Senior
                                                Director, Distribution and Supply Chain 1998-1999; and
                                                Director of Operations, Strategic, 1996-1998, Kraft Foods
                                                North America.
Thomas S. Hanemann.................    64       Director since October 2002. Chief manager of Chander-
                                                Hannemann, LLC since 1996. Prior positions include
                                                President and Director of AutoZone, a Fortune 500 national chain of auto parts stores, and President of Super D
                                                Drugstores, a division of Malone & Hyde.
Judith S. Harrison.................    50       Director since August 2002. Principal of and Senior
                                                Consultant for WayPoint Partners, Inc., a management
                                                consulting firm that provides strategic, operations and
                                                investment advice, since 2000. Prior positions include
                                                Chief Executive Officer of Zanybrainy.com from 1999 to
                                                2000, President of General Cigar Enterprises from 1998 to
                                                1999 and President and Chief Executive Officer of the Monet
                                                Group from 1994 to 1997.
Peter G. Kelly.....................    60       Vice-Chairman since April 2002. Director since July 1997.
                                                Owner/operator of retail hardware business since 1964.
                                                Formerly director of Servistar from 1982 to 1990 and
                                                Chairman and director of Servistar Coast to Coast from 1990 to 1997. Formerly Co-Vice Chairman for TruServ from 1997 to
                                                1999. Mr. Kelly will not stand for re-election at the 2004 annual stockholders' meeting.
Brian Kiernan......................    46       Vice President, Retail Development since July 2002.
                                                Previous position was director of the Ortho Business Group of The Scotts Company.
Fred Kirst.........................    52       Vice President, Specialty Businesses since October 1, 2003.
                                                Previous positions with TruServ include Vice President of
                                                Maintenance, Repair and Operations and Home & Garden
                                                Showplace December 2001 - October 2003, Vice President,
                                                Advertising and Merchandising, April 2001 - December 2001,
                                                Vice President, Global Development and Emerging Business,
                                                June 2000 - March 2001, Assistant Vice President,
                                                International, March 1997 - May 2000.

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
Pamela Forbes Lieberman............    49       President and Chief Executive Officer and Director since
                                                November 16, 2001. Prior positions with TruServ were Senior
                                                Vice President, Chief Operating Officer and Chief Financial
                                                Officer from July 3, 2001 to November 16, 2001, Senior Vice
                                                President and Chief Financial Officer from April 18, 2001
                                                to July 3, 2001 and Senior Vice President, Finance from
                                                March 12, 2001 to April 18, 2001. Previous positions were
                                                Senior Vice President, Finance and Chief Financial Officer
                                                of Shoptalk, Inc. from 2000 to 2001 and of Martin-Brower
                                                Company in 1999, consultant in the automotive industry
                                                April - December 1998 and Vice-President Finance and Chief
                                                Financial Officer of Fel-Pro Incorporated from 1993 through
                                                March 1998.
Steven L. Mahurin..................    44       Senior Vice President and Chief Merchandising Officer since
                                                March 3, 2004. Previous positions include Vice
                                                President - Merchandising, Building Materials from 2001 to
                                                2002, Senior Vice President - Merchandising, Decor from
                                                2000 to 2001, Senior Vice President - Merchandising,
                                                Hardlines from 1999 - 2000 for The Home Depot, Inc.
Amy W. Mysel.......................    51       Senior Vice President of Human Resources and Communications
                                                since October 1, 2003. Previous position with TruServ was
                                                Vice President of Human Resources from September 2002 to
                                                October 2003. Previous position was Executive Vice
                                                President, Human Resources, Planning and Communication for
                                                Market Day, Inc. from 1996 to 2002.
Kenneth A. Niefeld.................    61       Nominated to the Board of Directors and will stand for
                                                election at the 2004 annual stockholders' meeting.
                                                Owner/operator of retail hardware business.
David Y. Schwartz..................    63       Director since April 2002. Independent business advisor and consultant, primarily in the retail, direct marketing and
                                                services industries, since 1997. Prior position was Senior
                                                Partner and Managing Partner of the Chicago Office Audit
                                                and Business Consulting Practice for Arthur Andersen. He is
                                                also a member of the board of directors of Walgreen Co. and
                                                Foot Locker, Inc. and sits on the boards of several
                                                privately held companies.
David A. Shadduck..................    43       Senior Vice President and Chief Financial Officer since
                                                November 16, 2001. Prior position with TruServ was Vice
                                                President, Corporate Controller from May 30, 2001 to
                                                November 15, 2001. Prior positions were Controller for
                                                Tenneco Automotive North American Aftermarket and
                                                Controller for Original Equipment Business at Fel-Pro
                                                Incorporated.
Gilbert Wachsman...................    56       Director since March 2002. Retired Vice Chairman and
                                                Director of Musicland Group, Inc. Prior positions include
                                                Senior Vice President of Kmart Corporation from 1995 to
                                                1996.

                                                                    POSITIONS HELD AND
               NAME                    AGE                          BUSINESS EXPERIENCE
               ----                    ---                          -------------------
Brian A. Webb......................    47       Nominated to the Board of Directors and will stand for
                                                election at the 2004 annual stockholders' meeting.
                                                Owner/operator of retail hardware business.
Leslie A. Weber....................    47       Senior Vice President and Chief Information Officer since
                                                September 2, 2003. Previous positions include Chief
                                                Information Officer at Wheels, Inc. from 2001 to 2003 and
                                                Chief Information Officer at Quill Corporation from 1998 to
                                                2001.
Charles W. Welch...................    53       Director since April 2003. Owner/operator of retail
                                                hardware business since 1974.
Carol Wentworth....................    46       Vice president of Marketing and Advertising since June 3,
                                                2002. Previous positions include Vice President of Sales
                                                Promotion and Marketing from 1998 to 2002 and Assistant
                                                Vice President of Sales Promotion from 1997 to 1998 at Fred
                                                Meyer, in Portland Oregon.

     Each current director's term expires at the 2004 Annual Stockholders' meeting.

BOARD AUDIT COMMITTEE

     The audit committee of TruServ's board of directors is comprised of three non-employee and independent directors. David Y. Schwartz is the "audit committee financial expert" serving on the audit committee. Mr. Schwartz is an independent member of the board of directors of TruServ, as that term is used in
Item 7 (d) (3) (iv) of Schedule 14A under the Exchange Act and is defined in
Section 303.01 (B) (2) (a) and (3) of the New York Stock Exchange, Inc. Listed Company Manual.

CODE OF ETHICS

     TruServ has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and any other person performing a similar function. The code of ethics was filed as an exhibit (Ex. 99.3) to the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Compensation Committee of the board of directors consists of four non-employee directors. The committee assists the board of directors in fulfilling its responsibilities for setting and administering the policies which govern annual executive compensation and monitoring TruServ's benefit plans. The committee, which meets regularly, calls upon outside consultants for assistance in carrying out its obligations.

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

     The combination of these three compensation policies is intended to provide competitive earning opportunities when performance reaches desired levels. Both the annual and long-term incentive plans may be terminated by the board of directors at any time. The annual incentive and long-term components of the total compensation package are accrued for during the year in which they are earned based upon a forecast of the year's performance. A final computation is made in the year following the year in which the incentives are earned. The annual incentive, if earned, will be paid out on or before March 31st of the following year. Any potential pay out on the long-term incentive plan would occur on or before March 31st following the last year of a performance cycle and the cumulative performance over the performance period of these two-year and three-year plans has met the required achievement, at least at the threshold level.

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

     The 2003 compensation of Pamela Forbes Lieberman, TruServ's President and Chief Executive Officer, consisted of a base salary of $700,000, effective April 1, 2003. This amount is comparable to base salaries for persons holding this position at companies of comparable size within TruServ's industry. The incentive component of Ms. Forbes Lieberman's compensation was set by the compensation committee to reflect the achievement of TruServ's performance goals determined by the committee, including the attainment of targets for net sales, net margin and average net debt, together with individual goals relating to organizational strengthening. The annual incentive portion of the 2003 compensation to be paid to Ms. Forbes Lieberman will be paid out on or before March 31, 2004. The long-term compensation payment scheduled to be paid out in 2004 for a partial pay out for her performance in 2003 and 2002 will be paid out on or before March 31, 2004.

                                          COMPENSATION COMMITTEE
                                          Gilbert L. Wachsman, Chairman
                                          Judith S. Harrison
                                          Peter G. Kelly
                                          Charles W. Welch

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation earned by individuals serving as TruServ's Chief Executive Officer and the four most highly compensated executive officers of TruServ during 2003 and the total compensation earned by each such individual for TruServ's two previous years:

                           SUMMARY COMPENSATION TABLE

                    NAME AND                                                           OTHER
               PRINCIPAL POSITION                  YEAR    SALARY(1)   BONUS(2)   COMPENSATION(3)
               ------------------                 ------   ---------   --------   ---------------
Pamela Forbes Lieberman.........................  2003     $687,500    $252,656       $39,292
  President, Chief Executive Officer............  2002      643,750     531,006        53,402
  and Director..................................  2001(6)   318,868     211,657        22,756
William F. Godwin(5)............................  2003      305,000     108,324        33,705
  Senior Vice President,........................  2002      293,000     150,916        32,373
  Merchandise Supply Chain......................  2001      266,249     159,808        22,867
David A. Shadduck...............................  2003      293,000     164,962        26,672
  Senior Vice President and.....................  2002      266,500     205,735        28,067
  Chief Financial Officer.......................  2001(6)   124,964      96,690        11,707
Michael D. Rosen(4).............................  2003      256,000      84,685        18,870
  Senior Vice President,........................  2002      245,250     124,270        35,009
  Sales and Manufacturing.......................  2001      227,500     113,128        20,081
Cathy C. Anderson...............................  2003(6)   255,375     115,403        60,024
  Senior Vice President,........................  2002           --          --            --
  General Counsel and Secretary.................  2001           --          --            --

---------------

(1) Earned and paid in year shown.

(2) Annual incentive amounts are earned and accrued during the years indicated, and paid subsequent to the end of each year. To attain achievement of the business plan objectives necessary to continue to turn TruServ around, the board of directors approved, effective January 1, 2003, a key associate annual incentive plan for identified key associates and officers employed by TruServ in 2003 or who joined TruServ by September 30, 2003, and remained employed through the payment date of the plan (on or before March 31, 2004). The 2003 incentive plan had targets related to individual-specific goals associated with leadership and one or more of TruServ's initiatives and either sales and EBITDA or sales, net margin and net debt established as of the effective date of each respective plan. Both the 2002 and 2001 incentive plans had targets related to fill rates, sales, EBITDA, and individual-specific goals associated with one or more of TruServ's key initiatives established as of the effective date of each respective plan.

(3) Other compensation consists of TruServ's contributions to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "401k Plan"), life insurance plan, financial planning services, adoption assistance and automobile allowances. Under the 401k Plan, each participant may elect to make a contribution in an amount of up to 50% of the participant's annual compensation, not to exceed $40,000 (including TruServ's contributions) per year, of which $12,000, $11,000 and $10,000 in 2003, 2002 and 2001, respectively, of the executive officer's salary in any year may be deferred. Effective July 1, 2000, the 401k Plan was amended to apply only a profit sharing match tied to TruServ's net earnings. Officers and associates did not earn a profit sharing match for 2001. In 2002, the 401k Plan was changed to include a guaranteed match of one-third of a participant's contribution up to a total of 2% of the participant's annual compensation. Based on TruServ achieving certain financial goals, a match of greater than one-third of a participant's contribution can be earned. For 2002, a match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned and contributed to the participants' accounts in March 2003. For 2003, a match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned and will be funded by March 2004.

(4) Michael D. Rosen resigned his position with TruServ as of January 23, 2004.

(5) William F. Godwin's last day of employment with TruServ was February 27,
    2004.

(6) Pamela Forbes Lieberman, David A. Shadduck and Cathy C. Anderson joined TruServ March 12, 2001, May 30, 2001 and February 17, 2003, respectively; compensation is for a partial year.

     TruServ has a severance policy providing termination benefits based upon annual compensation and years of service. Certain officers of TruServ are also offered agreements providing for severance in the event of involuntary termination without cause with the imposition of certain restrictions regarding competition and confidentiality. The officer severance agreements provide for 12 months, 18 months or 24 months of base compensation based on length of service.

     TruServ did not make loans to its executive officers or to its directors during the last three years.

LONG-TERM PERFORMANCE CASH AWARDS

     Under the long-term incentive compensation plan for the officers of TruServ. Officers are eligible for cash pay outs calculated on a percentage of their annual salary based upon cumulative performance over the performance period of these multi-year plans. Any potential pay out would occur on or before March 31st following the last year of a performance cycle. Performance goals for the current plans relate to achieving financial goals pertaining to a combination of sales and EBITDA.

     The officers of TruServ will receive a pay out in March 2004 based upon a partial pay out for their aggregate performance in 2002 and 2003. There were no pay outs of long-term incentive compensation to TruServ officers in 2001, 2002 or 2003. Target pay outs, shown as a percentage of salary, which could be earned by the current officers listed in the Summary Compensation Table for the current plans are as follows: Pamela Forbes Lieberman at 100%, David A. Shadduck at 60% and Cathy C. Anderson at 60%.

BOARD COMPENSATION

     In 2003, directors of TruServ (except the Chairman and Vice Chairman) were each paid an annual retainer of $30,000 per year. The Chairman of the Board was paid $100,000 in consideration for his services as chairman and the Vice-Chairman of the Board was paid $54,000 in consideration for his services as vice chairman for 2003. Committee Chairmen were each paid $5,000 per year, in addition to their annual retainer. Each director receives a payment for attending meetings or participating in telephonic board or board committee calls that range from $500 to $1,500 per meeting. Outside directors are paid an additional $500 for each company-related event they attend, up to four events per year. All directors are reimbursed for company-related travel expenses.

     The President and Chief Executive Officer does not receive additional compensation for serving in the capacity of director.

DEFINED BENEFIT RETIREMENT PLANS

     TruServ has a defined benefit pension plan, the TruServ Corporation Defined Lump Sum Pension Plan, which is qualified under the Code. The plan was amended and restated effective January 1, 1998 (including amendments effective after January 1, 1998 where indicated). The amount of TruServ's annual contribution to the plan is determined for the total of all participants covered by the plan, and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the plan. The plan provides fully vested lump sum benefits to eligible employees who have been employed a minimum of five years. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the plan.

     In accordance with the Defined Lump Sum Pension Plan, as amended as of February 28, 2002, for service after December 31, 2001 the percentage ranges from 1% of average compensation for years of service performed prior to age 26 to 9% of average compensation for years of service performed at or after age 56. For service prior to January 1, 2002 the percentages range from 2% of average compensation for years of service performed prior to age 26 to 12% of average compensation for years of service performed at or after age 61. Participants with average compensation in excess of two-thirds of the Social Security Taxable Wage Base in the year of termination of employment or retirement receive an additional benefit on this excess compensation equal to one-half of the percentage earned as of December 31, 2001. For participants who had attained age 50 and completed at least 15 years of service as of January 1, 1996, the sum of their annual pension credit percentage is increased by 25 percentage points. The benefits under the plan cannot be less than the benefits already earned by the participant under the plan as it existed prior to its amendment.

     The plan was amended effective January 1, 1998 to include former employees of ServiStar Coast to Coast (SCC). These employees received credit under the plan for all years for which they received credit under the SCC Retirement Income Plan (the "ServiStar Plan"). In addition, for any ServiStar (but not Coast to Coast) employees who had attained age 50 and completed at least 15 years of service as of January 1, 1998, the sum of their annual pension credit percentage is increased by 25 percentage points. Also, the benefits under this plan cannot be less than benefits already earned by the participant under the ServiStar Plan as of December 31, 1997.

     "Average compensation" means the average of the compensation paid to an eligible employee during the three highest calendar years within the 10 calendar years immediately preceding the date of termination of employment. Compensation considered in determining benefits includes salary, overtime pay, commissions, short term incentive based bonuses, deferral contributions under the 401k Plan and pre-tax Section 125 plan premiums.

     The estimated annual retirement benefits that may be payable pursuant to the qualified plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts that may be considered under the qualified plan in determining retirement benefits. This limit was $200,000 for 2003. Section 415 of the Code outlines the maximum annual benefit that may be payable from the Qualified Plan during the year. The dollar limit is $160,000 for 2003 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     No year of service will be credited to any participant for any period of employment with Coast to Coast, Inc. occurring prior to July 1, 1996 or any period of employment with Advocate Services, Inc. occurring prior to January 1, 1998.

     TruServ maintains a Supplemental Retirement Plan for Officers of the Corporation. The supplemental plan provides participants with a benefit equal to 33% of their "average compensation" multiplied by their years of service, reduced by any benefits payable under the qualified plan. Service is limited to 20 years and the maximum aggregate percentage is 660%. "Average Compensation" for the supplemental plan is defined similarly to the qualified plan, as discussed above. Benefits are payable in a lump sum, following termination of employment.

     The supplemental plan is not a qualified plan under the Code. Benefits payable under the supplemental plan are financed through operations.

     The following table reflects the combined estimated annual retirement benefits that may be payable pursuant to the qualified plan and the supplemental plan to the officers named in the Summary Compensation Table at retirement under various assumed conditions, assuming retirement at age 65.

                                                                 YEARS OF SERVICE
                                                     -----------------------------------------
                   COMPENSATION                         5          10         15         20
                   ------------                      --------   --------   --------   --------
$1,500,000.........................................  $211,982   $423,965   $635,947   $847,929
$1,450,000.........................................   204,916    409,833    614,749    819,665
$1,400,000.........................................   197,850    395,700    593,551    791,401
$1,350,000.........................................   190,784    381,568    572,352    763,136
$1,300,000.........................................   183,718    367,436    551,154    734,872
$1,250,000.........................................   176,652    353,304    529,956    706,608
$1,200,000.........................................   169,586    339,172    508,758    678,344
$1,150,000.........................................   162,520    325,040    487,559    650,079
$1,100,000.........................................   155,454    310,907    466,361    621,815
$1,050,000.........................................   148,388    296,775    445,163    593,551
$1,000,000.........................................   141,322    282,643    423,965    565,286
  $950,000.........................................   134,255    268,511    402,766    537,022
  $900,000.........................................   127,189    254,379    381,568    508,758
  $850,000.........................................   120,123    240,247    360,370    480,493
  $800,000.........................................   113,057    226,115    339,172    452,229
  $750,000.........................................   105,991    211,982    317,974    423,965
  $700,000.........................................    98,925    197,850    296,775    395,700
  $650,000.........................................    91,859    183,718    275,577    367,436
  $600,000.........................................    84,793    169,586    254,379    339,172
  $550,000.........................................    77,727    155,454    233,181    310,907
  $500,000.........................................    70,661    141,322    211,982    282,643
  $475,000.........................................    67,128    134,255    201,383    268,511
  $450,000.........................................    63,595    127,189    190,784    254,379
  $425,000.........................................    60,062    120,123    180,185    240,247
  $400,000.........................................    56,529    113,057    169,586    226,115
  $375,000.........................................    52,996    105,991    158,987    211,982
  $350,000.........................................    49,463     98,925    148,388    197,850

     The present credited years of service for the officers listed in the above table are as follows: William F. Godwin, 9 years (William F. Godwin's last day of employment with TruServ was February 27, 2004); Pamela Forbes Lieberman, 3 years; David A. Shadduck, 3 years; Michael D. Rosen, 8 years (Michael D. Rosen's last day of employment with TruServ was January 23, 2004); Cathy C. Anderson, 1 year.

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

     Pursuant to the employment agreement, the Board of Directors awarded to Ms. Forbes Lieberman an annual base salary of $700,000 effective April 1, 2003. In addition, Ms. Forbes Lieberman will be eligible for an annual incentive, if and when approved by the board of directors of TruServ. At achievement of pre-established targets, the annual incentives are in an amount of 60% of her base salary for year 2001 and 70% of her base salary for calendar years thereafter. There are thresholds and maximums for each year. In addition, Ms. Forbes Lieberman will be eligible to receive a long-term incentive of 50% of her annual base salary if TruServ meets a certain threshold financial performance level, 100% of her annual base salary if TruServ attains a targeted financial performance level with a maximum 150% of her annual base salary at the specified maximum performance level. See "Summary Compensation Table" under the item "Executive Compensation" for the amount of salary and incentive earned by Ms. Forbes Lieberman in 2003, 2002 and 2001. There were no pay outs of long-term incentive compensation to TruServ officers in 2001, 2002 or 2003. Long-term compensation was earned by Ms. Forbes Lieberman and other officers of TruServ for year 2003 and 2002 performance. Any ultimate pay out is based upon cumulative performance over the performance period of these multi-year plans. Any potential pay out would occur on or before March 31st following the last year of a performance cycle. The first such pay out will occur in March 2004 based upon a partial pay out for the aggregate of performance in 2002 and 2003. Ms. Forbes Lieberman is also eligible to participate in the other benefit plans available from time to time to executives of TruServ.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of January 31, 2004, each of the member directors of TruServ was the owner of at least 60 shares of Class A common stock of TruServ (but no more than 300 shares), constituting in the aggregate less than 1% of the issued and outstanding shares of Class A Common Stock. No non-member director or senior officer owns any shares of Class A common stock.

     The member directors own, in the aggregate, less than 1% of Class B common stock as of January 31, 2004. No non-member director or senior officer owns any shares of Class B common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as disclosed below, TruServ does not enter into any transaction with directors or officers other than in their capacity as such.

     TruServ sells hardware and related merchandise and provides value-added services such as marketing, advertising, merchandising, and store location and design services to member directors of TruServ on the same basis as it provides these merchandise and services to other members.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES OF INDEPENDENT AUDITORS

AUDIT FEES

     The aggregate audit fees for 2003 and 2002 were approximately $528,732 and $490,050, respectively. These amounts include fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of our consolidated financial statements and reviews of our unaudited consolidated interim financial statements.

AUDIT-RELATED FEES

     The aggregate fees for audit-related services rendered by PricewaterhouseCoopers LLP for 2003 and 2002 were approximately $253,952 and $96,500, respectively. The fees under this category relate to audits of employee benefit plans and TruServ Specialty Company and various Commission reporting and filing matters.

TAX FEES

     The aggregate fees for tax services rendered by PricewaterhouseCoopers LLP for 2003 and 2002 were approximately $98,004 and $41,100, respectively. Tax fees relate to tax compliance and advisory services and assistance with tax audits.

ALL OTHER FEES

     The aggregate fees for all other services rendered by PricewaterhouseCoopers LLP for 2003 and 2002 were approximately $0 and $133,650, respectively. These fees relate to general consulting services.

     All services described under the headings "Audit-Related Fees", "Tax Fees" or "All Other Fees" were pre-approved by the Audit Committee pursuant to the procedures set forth in 17 CFR 210.2-01(c)(7)(i)(C). The Audit Committee's "Polices and Procedures Regarding Approval of Services Provided by the Independent Auditor" are set forth below:

          All services provided by the Audit Firm, both audit and nonaudit, must be pre-approved by the Chairman of the Audit Committee or a designee, and are subject to review by the Audit Committee at the discretion of the Audit Committee Chairman. The decisions of the Audit Committee Chairman, or Designated Member, to pre-approve a permitted service shall be reported to the Audit Committee at each of its regularly scheduled meetings. Consistent with current practice, management will submit to the Audit Committee for pre-approval the scope and estimated fees associated with the current year audit at the July Audit Committee meeting.

          The pre-approval of nonaudit services may be given at any time up to a year before commencement of the specified service. Although the Act permits de minimis exceptions, our policy is to pre-approve all audit and nonaudit services.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. FINANCIAL STATEMENTS

             The consolidated financial statements listed in the index on page F-1 are filed as part of this annual report.

          2. FINANCIAL STATEMENT SCHEDULES

             The schedule listed in the index on page F-36 is filed as part of this annual report.

          3. EXHIBITS

             The exhibits listed in the index on pages E-1 - E-2 are filed as part of this annual report.

     (b) REPORTS ON FORM 8-K

             A Current Report on Form 8-K was filed on November 15, 2003 regarding TruServ's third quarter earnings.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TRUSERV CORPORATION

                                          By:     /s/ DAVID A. SHADDUCK
                                            ------------------------------------
                                                     David A. Shadduck
                                              Senior Vice President and Chief
                                                      Financial Officer
DATED: March 5, 2004

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

                      SIGNATURE                                       TITLE                     DATE
                      ---------                                       -----                     ----

              /s/ BRYAN R. ABLEIDINGER                   Chairman of the Board and          March 5, 2004
-----------------------------------------------------      Director
                Bryan R. Ableidinger

             /s/ PAMELA FORBES LIEBERMAN                 President, Chief Executive         March 5, 2004
-----------------------------------------------------      Officer and Director
               Pamela Forbes Lieberman

                /s/ DAVID A. SHADDUCK                    Senior Vice President and Chief    March 5, 2004
-----------------------------------------------------      Financial Officer
                  David A. Shadduck                        (Chief Accounting Officer)

              /s/ LAURENCE L. ANDERSON                   Director                           March 5, 2004
-----------------------------------------------------
                Laurence L. Anderson

                  /s/ JOE W. BLAGG                       Director                           March 5, 2004
-----------------------------------------------------
                    Joe W. Blagg

                /s/ MICHAEL S. GLODE                     Director                           March 5, 2004
-----------------------------------------------------
                  Michael S. Glode

               /s/ THOMAS S. HANEMANN                    Director                           March 5, 2004
-----------------------------------------------------
                 Thomas S. Hanemann

               /s/ JUDITH S. HARRISON                    Director                           March 5, 2004
-----------------------------------------------------
                 Judith S. Harrison

                 /s/ PETER G. KELLY                      Director                           March 5, 2004
-----------------------------------------------------
                   Peter G. Kelly

                      SIGNATURE                                       TITLE                     DATE
                      ---------                                       -----                     ----

                /s/ DAVID Y. SCHWARTZ                    Director                           March 5, 2004
-----------------------------------------------------
                  David Y. Schwartz

                /s/ GILBERT WACHSMAN                     Director                           March 5, 2004
-----------------------------------------------------
                  Gilbert Wachsman

                /s/ CHARLES W. WELCH                     Director                           March 5, 2004
-----------------------------------------------------
                  Charles W. Welch

ITEM 15(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 PAGE(S)
                                                                 -------
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheet at December 31, 2003 and December
  31, 2002..................................................   F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2003...............   F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2003...............   F-5
Consolidated Statement of Members' Equity for each of the
  three years in the period ended December 31, 2003.........   F-6
Notes to Consolidated Financial Statements..................   F-7 to F-35

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Members of TruServ Corporation:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of TruServ Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." As discussed in
Note 1 to the Consolidated Financial Statements, on July 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
February 13, 2004

                              TRUSERV CORPORATION

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2003 AND 2002
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                     ASSETS

                                                                2003       2002
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  9,234   $  9,001
  Restricted cash...........................................        --     15,755
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $8,395 and $8,553.................   203,010    207,709
  Inventories, net of valuation reserves of $6,718 and
     $10,434................................................   276,725    234,448
  Other current assets......................................    18,225     23,440
                                                              --------   --------
          Total current assets..............................   507,194    490,353
Properties, net.............................................    73,055     91,116
Goodwill, net of accumulated amortization of $11,549........    91,474     91,474
Other assets................................................     9,737     30,428
                                                              --------   --------
          Total assets......................................  $681,460   $703,371
                                                              ========   ========
                         LIABILITIES AND CAPITALIZATION
Current liabilities:
  Accounts payable..........................................  $238,180   $199,566
  Drafts Payable............................................    44,540     28,884
  Accrued expenses..........................................    72,931     84,082
  Current maturities of long-term debt, notes, borrowings
     and capital lease obligations..........................    91,958     87,649
  Patronage dividend payable in cash........................     8,983      6,121
                                                              --------   --------
          Total current liabilities.........................   456,592    406,302
                                                              --------   --------
Long-term liabilities and deferred credits: Long-term debt,
  including capital lease obligations, less current
  maturities................................................   100,324    125,021
  Deferred gain on sale leaseback...........................    50,135     52,786
  Deferred credits and other long-term liabilities..........    13,656     20,282
  Deferred stock redemptions................................    33,725         --
  Redeemable nonqualified Class B non-voting common stock,
     $100 par value; 231,392 shares issued and fully paid...    23,139         --
                                                              --------   --------
          Total long-term liabilities and deferred
           credits..........................................   220,979    198,089
                                                              --------   --------
          Total liabilities and deferred credits............   677,571    604,391
                                                              --------   --------
Commitments and contingencies...............................        --         --
Members' capitalization:
  Promissory (subordinated) and installment notes, net of
     current portion........................................        --     43,531
Members' equity:
  Redeemable Class A voting common stock, $100 par value;
     750,000 shares authorized; 304,560 and 474,360 shares
     issued and fully paid; 17,123 and 35,700 shares issued
     (net of subscriptions receivable of $728 and $886).....    31,440     50,120
  Redeemable Class B non-voting common stock and paid in
     capital, $100 par value; 4,000,000 shares authorized;
     952,436 and 1,756,457 shares issued and fully paid.....    96,542    176,945
  Loss allocation...........................................   (40,502)   (75,966)
  Deferred patronage........................................   (25,045)   (25,793)
  Accumulated deficit.......................................   (56,567)   (68,704)
  Accumulated other comprehensive loss......................    (1,979)    (1,153)
                                                              --------   --------
          Total members' equity.............................     3,889     55,449
                                                              --------   --------
          Total members' capitalization.....................     3,889     98,980
                                                              --------   --------
          Total liabilities and members' capitalization.....  $681,460   $703,371
                                                              ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003           2002            2001
                                                        ------------   ------------   ---------------
                                                                      ($ IN THOUSANDS)
Net revenues..........................................   $2,024,340     $2,175,451      $2,619,434
Cost of revenues......................................    1,802,449      1,926,819       2,345,459
                                                         ----------     ----------      ----------
Gross Margin..........................................      221,891        248,632         273,975
Operating Expenses:
  Logistics and manufacturing expenses................       63,031         69,464          89,637
  Selling, general and administrative expenses........       99,782         93,209         137,807
  Restructuring charges and other related expenses....        1,883          6,284          38,522
  Loss/(gain) on sale of assets.......................          427             91          (1,958)
  Other income, net...................................      (22,309)        (3,723)         (3,996)
                                                         ----------     ----------      ----------
Operating Income......................................       79,077         83,307          13,963
  Interest expense to members.........................        5,799          6,611           7,842
  Third party interest expense........................       51,724         55,284          55,431
                                                         ----------     ----------      ----------
Net margin/(loss) before income taxes.................       21,554         21,412         (49,310)
Income tax expense....................................          333            259           1,377
                                                         ----------     ----------      ----------
Net margin/(loss).....................................   $   21,221     $   21,153      $  (50,687)
                                                         ==========     ==========      ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003        2002        2001
                                                              ---------   ---------   --------
                                                                      ($ IN THOUSANDS)
Operating activities:
  Net margin/(loss).........................................  $  21,221   $  21,153   $(50,687)
  Adjustments to reconcile net margin/(loss) to net cash and cash equivalents provided by/(used for) operating
     activities:
     Depreciation and amortization..........................     26,060      34,851     41,519
     Provision for losses on accounts and notes
       receivable...........................................        927         120      6,275
     Provision for inventory reserves.......................      8,603      10,620     14,977
     Restructuring charges(credits) and other related
       expenses.............................................       (122)      5,814     29,623
     (Gain)/loss on sale of assets..........................        427          91     (1,958)
     Amortization of deferred gain on sale leaseback........     (2,646)         --         --
     Gain on debt forgiveness...............................     (7,706)         --         --
     Write off of make-whole and prepaid bank fees..........     17,708          --         --
     Termination of deferred credit agreements..............     (7,133)         --         --
     Asset impairment charge................................      2,005         470      8,899
     Changes in operating assets and liabilities:
       Accounts and notes receivable........................     (3,842)     32,926    127,000
       Inventories..........................................    (50,880)     88,908     85,715
       Other current assets.................................        (94)     (2,550)     3,836
       Accounts payable.....................................     38,614     (52,091)   (92,216)
       Accrued expenses.....................................    (10,621)    (36,268)     7,525
       Other adjustments, net...............................        286        (840)    (1,067)
                                                              ---------   ---------   --------
          Net cash and cash equivalents provided by
            operating activities............................     32,807     103,204    179,441
                                                              ---------   ---------   --------
Investing activities:
  Additions to properties...................................     (6,825)    (12,838)   (15,151)
  Proceeds from sale of properties..........................        513     127,941     10,511
  Changes in restricted cash................................     15,755      13,320    (25,250)
  Other.....................................................      3,622      18,428      3,388
                                                              ---------   ---------   --------
          Net cash and cash equivalents provided by/(used
            for) investing activities.......................     13,065     146,851    (26,502)
                                                              ---------   ---------   --------
Financing activities:
  Payment of patronage dividend.............................     (5,790)         --     (9,483)
  Payment of notes, long-term debt and lease obligations....   (163,072)   (157,690)   (40,138)
  (Decrease)/increase in drafts payable.....................     15,656     (58,501)   (42,105)
  (Decrease)/increase in senior revolving credit facility,
     net....................................................    (24,194)   (113,903)    11,300
  Increase in asset based revolving credit facility, net....    131,600          --         --
  Proceeds from sale of Redeemable Class A common stock and
     subscription receivable................................        161         224        812
                                                              ---------   ---------   --------
          Net cash and cash equivalents used for financing
            activities......................................    (45,639)   (329,870)   (79,614)
                                                              ---------   ---------   --------
Net (decrease)/increase in cash and cash equivalents........        233     (79,815)    73,325
Cash and cash equivalents at beginning of year..............      9,001      88,816     15,491
                                                              ---------   ---------   --------
Cash and cash equivalents at end of year....................  $   9,234   $   9,001   $ 88,816
                                                              =========   =========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                 REDEEMABLE COMMON STOCK
                                     -----------------------------------------------
                                            CLASS A                  CLASS B
                                     ----------------------   ----------------------      LOSS      DEFERRED    ACCUMULATED
                                     # OF SHARES    AMOUNT    # OF SHARES    AMOUNT    ALLOCATION   PATRONAGE     DEFICIT
                                     -----------   --------   -----------   --------   ----------   ---------   -----------
                                                                        ($ IN THOUSANDS)
Balances at and for the year ended
  December 31, 2000................    510,060     $ 49,084    1,731,482    $174,448    $(92,460)   $(27,288)    $(17,134)
Net loss...........................         --           --           --          --          --          --      (50,687)
Foreign currency translation
  adjustment.......................         --           --           --          --          --          --           --
Amortization of deferred
  patronage........................         --           --           --          --          --         747         (747)
Payments from stock subscriptions
  receivable.......................         --          812           --          --          --          --           --
Other..............................         --           --            8          --          --          --           --
Matured notes applied against loss
  allocation.......................         --           --           --          --       2,488          --           --
                                      --------     --------    ---------    --------    --------    --------     --------
Balances at and for the year ended
  December 31, 2001................    510,060       49,896    1,731,490     174,448     (89,972)    (26,541)     (68,568)
Net margin.........................                                                                                21,153
Foreign currency translation
  adjustment.......................         --           --           --          --          --          --           --
Amortization of deferred
  patronage........................         --           --           --          --          --         748         (748)
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --           --
Patronage dividend.................         --           --      144,196      14,420          --          --      (20,541)
Payments from stock subscriptions
  receivable.......................         --          224           --          --          --          --           --
Class B stock applied against loss
  allocation.......................         --           --     (119,229)    (11,923)     11,923          --           --
Matured notes applied against loss
  allocation.......................         --           --           --          --       2,083          --           --
                                      --------     --------    ---------    --------    --------    --------     --------
Balances at and for the year ended
  December 31, 2002................    510,060       50,120    1,756,457     176,945     (75,966)    (25,793)     (68,704)
Net margin.........................         --           --           --          --          --          --       21,221
Reclass Non-qualified Class B stock
  to Liabilities...................         --           --     (231,392)    (23,139)         --          --           --
Reclass Deferred stock redemptions
  to Liabilities...................   (188,377)     (18,841)    (595,785)    (59,579)     27,941          --        9,933
Amortization of deferred
  patronage........................         --           --           --          --          --         748         (748)
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --           --
Patronage dividend.................         --           --       92,861       9,286          --          --      (18,269)
Payments from stock subscriptions
  receivable.......................         --          161           --          --          --          --           --
Class B stock applied against loss
  allocation.......................         --           --      (69,705)     (6,971)      6,971          --           --
Matured notes applied against loss
  allocation.......................         --           --           --          --         552          --           --
                                      --------     --------    ---------    --------    --------    --------     --------
Balances at and for the year ended
  December 31, 2003................    321,683     $ 31,440      952,436    $ 96,542    $(40,502)   $(25,045)    $(56,567)
                                      ========     ========    =========    ========    ========    ========     ========


                                      ACCUMULATED
                                         OTHER        TOTAL         TOTAL
                                     COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                                         LOSS         EQUITY    INCOME/(LOSS)
                                     -------------   --------   -------------
                                                 ($ IN THOUSANDS)
Balances at and for the year ended
  December 31, 2000................     $  (972)     $85,678      $ 33,991
                                                                  ========
Net loss...........................          --      (50,687)     $(50,687)
Foreign currency translation
  adjustment.......................         969          969           969
Amortization of deferred
  patronage........................          --           --            --
Payments from stock subscriptions
  receivable.......................          --          812            --
Other..............................          --           --            --
Matured notes applied against loss
  allocation.......................          --        2,488            --
                                        -------      --------     --------
Balances at and for the year ended
  December 31, 2001................          (3)      39,260      $(49,718)
                                                                  ========
Net margin.........................                   21,153      $ 21,153
Foreign currency translation
  adjustment.......................           3            3             3
Amortization of deferred
  patronage........................          --           --            --
Minimum pension liability
  adjustment.......................      (1,153)      (1,153)       (1,153)
Patronage dividend.................          --       (6,121)           --
Payments from stock subscriptions
  receivable.......................          --          224            --
Class B stock applied against loss
  allocation.......................          --           --            --
Matured notes applied against loss
  allocation.......................          --        2,083            --
                                        -------      --------     --------
Balances at and for the year ended
  December 31, 2002................      (1,153)      55,449      $ 20,003
                                                                  ========
Net margin.........................          --       21,221      $ 21,221
Reclass Non-qualified Class B stock
  to Liabilities...................          --      (23,139)           --
Reclass Deferred stock redemptions
  to Liabilities...................          --      (40,546)           --
Amortization of deferred
  patronage........................          --           --            --
Minimum pension liability
  adjustment.......................        (826)        (826)         (826)
Patronage dividend.................          --       (8,983)           --
Payments from stock subscriptions
  receivable.......................          --          161            --
Class B stock applied against loss
  allocation.......................          --           --            --
Matured notes applied against loss
  allocation.......................          --          552            --
                                        -------      --------     --------
Balances at and for the year ended
  December 31, 2003................     $(1,979)     $ 3,889      $ 20,395
                                        =======      ========     ========

Redeemable Class A Common Stock amounts are net of unpaid subscription amounts of $728 relating to 17,123 issued shares at December 31, 2003; $866 relating to 35,700 issued shares at December 31, 2002; $1,110 relating to 54,480 issued shares at December 31, 2001 and $1,922 relating to 98,880 issued shares at December 31, 2000.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                              TRUSERV CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

  Principal business activity

     TruServ Corporation ("TruServ") is a member-owned wholesaler cooperative of hardware and related merchandise. TruServ also manufactures and sells paint and paint applicators. TruServ's goods and services are sold predominantly within the United States, primarily to retailers of hardware, industrial distributors and rental retailers who have entered into retail agreements with it. TruServ also provides to its members value-added services such as marketing, advertising, merchandising and store location and design services. Generally, members are required to purchase upon becoming a member 60 shares of TruServ's Class A common stock per store (up to a maximum of 5 stores (300 shares)). The Class A common stock is redeemable by TruServ and has voting rights (the "Redeemable Class A voting common stock"). When there are annual profits, members in good standing are entitled to receive patronage dividend distributions from TruServ on the basis of gross margins of merchandise purchased by each member. In accordance with TruServ's By-Laws, the annual patronage dividend is paid to members out of gross margins from operations and other patronage source income, after deduction for expenses and provisions authorized by the board of directors. TruServ issues Class B common stock as part of its patronage dividend. The Class B common stock is redeemable and has no voting rights (the "Redeemable Class B non-voting common stock").

  Consolidation

     The consolidated financial statements include the accounts of TruServ and all wholly owned subsidiaries. The consolidated statement of operations and cash flows also include the activities of TruServ Canada Cooperative, Inc., a Canadian member-owned wholesaler of hardware, through the date of its sale, October 22, 2001. The consolidated balance sheets at December 31, 2003 and 2002 excludes TruServ Canada Cooperative, Inc.

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform with the current year's presentation. These reclassifications had no effect on Net margin/(loss) for any period or on Total members' equity at the balance sheet dates.

  Capitalization

     TruServ's capital (Capitalization) is derived from Members' equity and Promissory (subordinated) and installment notes. Members' equity is comprised of Redeemable Class A voting common stock, Redeemable Class B non-voting common stock, Accumulated deficit, Loss allocation, Deferred patronage and Accumulated other comprehensive loss. TruServ follows the practice of accounting for deferred patronage charges and credits as a separate component of capitalization. Deferred patronage consists of net charges and expenses, primarily related to costs associated with the merger of Cotter & Company and Servistar Coast to Coast Corporation to form TruServ (the "Merger"), which are included in the computation of net margin/(loss) in different periods for financial statement purposes than for patronage purposes. Promissory (subordinated) notes and Redeemable Class B non-voting common stock had been issued in connection with TruServ's annual patronage dividend. For the year ended December 31, 2003, only Cash and Redeemable Class B non-voting common stock will be issued in 2004 in connection with TruServ's 2003 patronage dividend. The By-Laws provide TruServ the right to allow a member to meet TruServ's Redeemable Class B non-voting common stock requirement by the issuance of Redeemable Class B non-voting common stock in payment of the year-end patronage dividend.

                              TRUSERV CORPORATION

     The shares of Redeemable Class B non-voting common stock and other written notices distributed by TruServ to its members, which disclose to the recipient the stated amount allocated to the member by TruServ and the portion thereof that is a patronage dividend, are "written notices of allocation" as that phrase is used in the Internal Revenue Code (the "Code"). For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that TruServ pay 20% or more of the annual patronage dividend in cash and that the members consent to having the allocations (at their stated dollar amounts) treated as being constructively received by them and includable in their gross income. TruServ has usually issued qualified Redeemable Class B non-voting common stock with its patronage dividend and the current amount issued and outstanding are classified in the balance sheet as Redeemable Class B non-voting common stock. Any written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code. TruServ did issue these "nonqualified written notices of allocation" with the patronage dividend for the years 1997 and 1998 in the form of Redeemable Class B non-voting common stock and the current amount issued and outstanding are classified in the balance sheet as Redeemable nonqualified Class B non-voting common stock.

     In the third quarter of 2003, TruServ adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of this standard impacted the classification in the Consolidated Balance Sheet of Promissory (subordinated) and installment notes, net of current portion; Redeemable nonqualified Class B non-voting common stock; and stock presented for redemption but deferred due to the moratorium. Promissory (subordinated) and installment notes, net of current portion, which are notes with three year durations with current owners of TruServ's Class A common stock, are now included in Long-term debt. Promissory (subordinated) and installment notes, net of current portion previously was recorded under the caption of Members' capitalization. Redeemable nonqualified Class B non-voting common stock is now included in long-term liabilities as these shares of stock have a planned redemption schedule. Redeemable nonqualified Class B non-voting common stock previously was recorded under the caption of Members' equity. Redeemable nonqualified Class B non-voting common stock has a planned redemption schedule of at least 10% of the shares by December 31, 2011; at least 40% of the shares by December 31, 2019 and all of the shares by December 31, 2029. Shares of stock presented for redemption but deferred due to the moratorium are now included in long-term liabilities in Deferred stock redemptions. Deferred stock redemptions contain the par value of Class A, Qualified Class B and Nonqualified Class B common stock reduced by the legal right of offsets from the Loss allocation, Accumulated deficit and Accounts receivable accounts for each shareholder who has presented their stock for redemption but has been deferred due to the moratorium. These amounts were recorded in each of the respective categories. As of December 31, 2003, the aggregate value of the former members' equity investments presented for redemption but deferred due to the moratorium was approximately $33,725, after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and accounts receivable owed by the former members. Historically, TruServ has offset amounts due by its members against amounts that it pays to the members on redemption of their stock.

     Either TruServ or the member upon 60 days' written notice may terminate membership without cause. In the event membership is terminated, TruServ undertakes to purchase, and the member is required to sell to TruServ, all of the member's Redeemable Class A voting common stock and Redeemable Class B non-voting common stock at par value. Payment for the Redeemable Class A voting common stock has historically been in cash. In accordance with TruServ's By-Laws, payment for the qualified Redeemable Class B non-voting common stock is in the form of a note payable in five equal annual installments and with interest set at comparable treasury rates plus 1.0%.

                              TRUSERV CORPORATION

  Patronage dividend

     TruServ operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from TruServ, calculated on the basis of gross margins of merchandise purchased by each member. In accordance with TruServ's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net margins calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net margins for non-member income/(losses), reasonable reserves and deferred patronage amortization. The total dividend is allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on the relative gross margin participation of the member for each type of purchase category.

     Patronage dividends related to the year ended December 31, 2003 were $18,269, as TruServ retained the $3,000 gain relating to insurance proceeds in 2003 in order to cover a portion of the adjustment between the loss allocation account and retained deficit account in connection with the Settlement of the Derivative action. Approximately $8,983 or 49% of the dividend will be paid in cash, which was 30% of the dividend before the net effect of the refinancing of the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"). TruServ By-Laws and the Internal Revenue Service (the "IRS") require that the payment of at least 20% of patronage dividends be in cash. TruServ will pay the remainder through the issuance of TruServ's Redeemable Class B non-voting common stock and, to those members who have loss allocation accounts, offset against those accounts. Patronage dividends of $20,541 related to the year ended December 31, 2002 were paid in March, 2003; approximately 30% of which were paid in cash. TruServ paid the remainder through the issuance of TruServ's Redeemable Class B non-voting common stock, and offsetting that against the loss allocation accounts of those members that had such accounts. No patronage dividends were declared for the year ended December 31, 2001, as TruServ incurred a loss for the year 2001 that was retained on the books of TruServ. The Redeemable Class B non-voting common stock issued for the December 31, 2003 and 2002 patronage dividend have been designated as qualified notices of allocation and, in certain cases, for the December 31, 2002 patronage dividend, a small portion of the dividend was paid by means of Promissory (Subordinated) Notes of TruServ.

  Moratorium

     In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. In reaching its decision to declare the moratorium, the board of directors of TruServ reviewed the financial condition of TruServ and considered its fiduciary obligations and corporate law principles under Delaware law. The board of directors concluded that it should not redeem any of the capital stock (which TruServ's By-laws required to be redeemed at par value) while its net asset value was substantially less than par value, as that would likely violate legal prohibitions against "impairment of capital." In addition, the board of directors concluded that it would be a violation of its fiduciary duties to all members and that it would constitute a fundamental unfairness to members if some members were allowed to have their shares redeemed before the 1999 loss was allocated to them and members who did not request redemption were saddled with the losses of those members who requested redemption. Moreover, the board of directors considered TruServ's debt agreements in existence at that time and, in particular, the financial covenants thereunder, which prohibit redemptions when TruServ, among other things, did not attain certain profit margins.

     At the time the board of directors declared the moratorium on redemptions, TruServ's By-Laws did not impose limitations on the board's discretion to initiate or to continue a moratorium on redemption. The By-Laws merely provided that upon termination of a member's agreement, TruServ was to redeem the member's

                              TRUSERV CORPORATION
shares at par value. Nevertheless, the board of directors concluded that its fiduciary obligations to TruServ and its members would not permit it to effect redemptions under the circumstances described above. After the board of directors declared the moratorium, the board of directors amended the By-Laws to provide that if TruServ's funds available for redemption are insufficient to pay all or part of the redemption price of shares of capital stock presented for redemption, the board of directors may, in its sole discretion, delay the payment of all or part of the redemption price.

     The board of directors will consider the financial condition of TruServ, and will not lift the moratorium unless it can conclude that effecting redemptions of TruServ's capital stock will not "impair the capital" of TruServ, unfairly advantage some members to the disadvantage of others, or violate the financial covenants under its debt agreements. In light of the current financial circumstances of TruServ, the board of directors is reviewing the continued need for the stock moratorium and has informed its members that a decision whether to maintain or lift the moratorium will be made prior to and announced at the March 28, 2004 annual shareholders' meeting. If a decision is made to lift the stock moratorium, the effective date of the end of the moratorium would be determined by the date of the annual shareholders' meeting and announced at such time.

  Loss allocation to members and Accumulated deficit

     During the third quarter of 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. TruServ has distributed the 1999 loss allocation among its members by establishing a loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate equity investment relative to the total equity investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of TruServ, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

     The board of directors determined that TruServ will retain the 2001 loss as part of the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the 2001 loss that has been retained in the accumulated deficit account. The 2001 loss was allocated based upon both the member's proportionate stock investment, net of any 1999 loss allocation account, and also based on the member's purchases from the co-op in 2001. No member was allocated a loss amount greater than its net equity investments held as of year end 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the accumulated deficit account that is allocable to the terminating member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

     A member's proportionate share of the 1999 and/or 2001 losses have been limited to the extent of its equity investment in TruServ. Any portion of a loss allocation that exceeds a member's equity investment is retained by TruServ in the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account.

                              TRUSERV CORPORATION

 Cash equivalents

     TruServ classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

 Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market value. The lower of cost or market value considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. TruServ calculated the estimated realizable value based on an analysis of historical trends related to its distressed inventory. In its analysis, TruServ considers historical data on its ability to return inventory to suppliers, to transfer inventory to other distribution centers, to sell inventory to members through the price reduction process and to sell remaining inventory to liquidators. The cost of inventory also includes indirect costs (such as logistics, manufacturing, freight-in, vendor rebates and support costs) incurred to bring inventory to its existing location for resale. These indirect costs are treated as product costs, classified in inventory and subsequently recorded as cost of revenues as the product is sold (see Note 2, "Inventories").

 Properties

     Properties are recorded at cost. Depreciation and amortization are computed by using the straight-line method over the following estimated useful lives: buildings and improvements -- 10 to 40 years; machinery and warehouse, office and computer equipment and software -- 3 to 10 years; transportation equipment -- 3 to 12 years; and leasehold improvements -- the lesser of the life of the lease, without regard to options for renewal, or the useful life of the underlying property.

 Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired and this amount was amortized using the straight-line method over 40 years. In January 2002, TruServ adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changed the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. In accordance with the adoption of SFAS No. 142, TruServ stopped amortizing goodwill at the beginning of 2002. TruServ has completed its annual impairment assessment at the end of the year as required by SFAS No. 142 and has determined that no impairment exists. The reported Net margin/(loss), Goodwill amortization and the resulting adjusted Net margin/(loss) are as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------
                                                         2003       2002       2001
                                                         ----      -------   --------
                                                               ($ IN THOUSANDS)
Reported Net margin/(loss).............................  $21,221   $21,153   $(50,687)
Add back: Goodwill amortization........................       --        --      2,577
                                                         -------   -------   --------
Adjusted Net margin/(loss).............................  $21,221   $21,153   $(48,110)
                                                         =======   =======   ========

     Goodwill amortization related to the hardware segment for 2001 was $2,210. Goodwill amortization related to the paint segment for 2001 was $367. At December 31, 2003 and 2002, Goodwill was comprised of $78,429 for the hardware segment and $13,045 for the paint segment.

 Conversion funds

     In connection with the Merger, TruServ made funds available to the members to defray various conversion costs (i.e., costs to change store signage and branding to True Value) associated with the Merger

                              TRUSERV CORPORATION
and costs associated with certain upgrades and expansions of their stores. The total amount of funds distributed was $27,175 for these conversion costs. The funds are amortized over a 5 year period, the period of time during which members committed to stay with TruServ. The annual amortization expense for 2003, 2002 and 2001 was $4,060, $6,056, and $5,747, respectively. The unamortized balance at December 31, 2003 was approximately $1,036. The members agree to refund to TruServ all or a portion of the conversion funds in the event they defaulted on their obligations to TruServ or terminated their membership during the five years following the date of the agreement. TruServ has written off to expense uncollected amounts pursuant to these arrangements.

 Asset impairment

     For purposes of determining impairment, management reviews long-lived assets based on a geographic region or a revenue producing activity, as appropriate. The impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. In 2003, TruServ recorded asset impairment charges of $2,005 relating primarily to equipment at the East Butler, Pennsylvania facility. In 2002, TruServ recorded asset impairment charges that netted to $470, consisting of a $1,769 charge relating to the East Butler, Pennsylvania facility. TruServ offset this amount by a $1,299 reduction of asset impairment charges, consisting predominately of a favorable adjustment to the asset value for the closing of the Brookings, South Dakota distribution center based on actual proceeds received on the sale of this facility in 2002. In 2001, TruServ recorded asset impairment charges aggregating $8,899 related to its Brookings, South Dakota distribution center, which was subsequently sold, and certain equipment at its leased Hagerstown, Maryland distribution center.

 Revenue recognition

     TruServ's policy is to recognize revenues from product sales and services when earned, in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104. Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenue is comprised of advertising and transportation and amounted to $58,131 and $49,305 for 2003, respectively, $69,463 and $52,665 for 2002, respectively, and $77,419 and $56,978 for 2001, respectively. Advertising revenue is recognized when the underlying advertisement is run or when the related circulars are dropped. Transportation revenue is recognized when the services are provided. Effective for arrangements with vendors initiated on or after January 1, 2003 and in accordance with EITF Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor," consideration received from vendors that was previously classified as advertising revenue is applied as a decrease in the price paid for inventory and is recognized in cost of sales as the related inventory was sold.

 Advertising expenses

     Amounts billed to members for advertising are included in revenues. Advertising costs are expensed in the period the advertising takes place. Such costs amounted to $44,817, $56,407 and $59,275 in 2003, 2002 and 2001,
respectively, and are included in Cost of revenues.

                              TRUSERV CORPORATION

 Amortization of financing fees

     Amounts paid for financing fees incurred in connection with TruServ's financing arrangements are capitalized and amortized to interest expense over the remaining lives of the underlying financing agreements. During the third quarter of 2003, TruServ expensed the financing fees related to the Senior Debt as a result of refinancing the Senior Debt with a new asset-based revolving credit facility ("Bank Facility"). The costs incurred in the fourth quarter of 2001 for an asset-based lending refinancing that TruServ was then considering were expensed in the fourth quarter of 2001, when TruServ determined that it would instead amend its existing debt agreements. TruServ purchased interest rate caps in 2003 that limit its risk on $25,000 of variable rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5%, which represents approximately 2.25% increase over current LIBOR. This interest rate cap instrument is considered speculative and is carried at current market value.

  Repairs and maintenance expense

     Expenditures which extend the useful lives of TruServ's property and equipment are capitalized and depreciated on a straight line basis over the remaining useful lives of the underlying assets. Otherwise, repair and maintenance expenditures are expensed as incurred.

  Research and development costs

     Research and development costs related to TruServ's manufacturing operations are expensed as incurred. Such costs amounted to $911, $941 and $1,003 in 2003, 2002 and 2001, respectively, and are included in Logistic and manufacturing expenses.

  Shipping and handling costs

     Amounts billed to members for shipping and handling costs are included in Revenues. Amounts incurred for shipping and handling are included in Cost of revenues.

  Income taxes

     Deferred tax assets and liabilities are determined based on the differences between the amounts shown on the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2003, TruServ concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are retained by TruServ and not distributed to members as patronage dividends.

  Per share information

     There is no existing market for the TruServ common stock and there is no expectation that any market will develop. TruServ's Redeemable Class A voting common stock is owned by members and former members whose stock has not yet been redeemed as a result of the moratorium. TruServ's Redeemable Class B non-voting common stock now outstanding was issued to members in partial payment of the annual patronage dividend. Accordingly, no earnings per share information is presented in the consolidated financial statements.

  Retirement plans

     TruServ sponsors two noncontributory defined benefit retirement plans covering substantially all of its employees. TruServ contributions to union-sponsored defined contribution plans are based on collectively bargained rates multiplied by hours worked. TruServ's policy is to fund annually all tax-qualified plans to the extent deductible for income tax purposes.

                              TRUSERV CORPORATION

  Fair value of financial instruments

     The carrying amounts of TruServ's financial instruments, which were comprised primarily of accounts and notes receivables, accounts payable, short-term borrowings, long-term debt and promissory (subordinated) and installment notes, approximate fair value. Fair value was estimated using discounted cash flow analyses, based on TruServ's incremental borrowing rate for similar borrowings. The carrying amount of debt and credit facilities approximate fair value due to their stated interest rates approximating market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  Concentration of credit risk

     Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, TruServ's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. Also, the Certificate of Incorporation and By-Laws specifically provide that TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercises these set off rights when its notes and interest become due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ.

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  New accounting pronouncements

     In the third quarter of 2003, TruServ adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of this standard impacted the classification in the Consolidated Balance Sheet of Promissory (subordinated) and installment notes, net of current portion; Redeemable nonqualified Class B non-voting common stock; and stock presented for redemption but deferred due to the moratorium. Promissory (subordinated) and installment notes, net of current portion, which are notes with three-year duration with current owners of TruServ's Class A common stock, are now included in Long-term debt. Promissory (subordinated) and installment notes, net of current portion previously were recorded under the caption of Members' capitalization. Redeemable nonqualified Class B non-voting common stock is now included in long-term liabilities as these shares of stock have a planned redemption schedule. Redeemable nonqualified Class B non-voting common stock previously was recorded under the caption of Members' equity. Redeemable nonqualified Class B non-voting common stock has a planned redemption schedule of at least 10% of the shares by December 31, 2011; at least 40% of the shares by December 31, 2019 and all of the shares by December 31, 2029. Shares of stock presented for redemption but deferred due to the moratorium are now included in long-term liabilities in Deferred stock redemptions. Deferred stock redemptions contain the par value of Redeemable Class A voting common stock, Redeemable Class B non-voting common stock that is qualified and Redeemable nonqualified Class B non-voting common stock reduced by the legal right of offsets from the Loss allocation, Accumulated deficit and Accounts receivable accounts for each shareholder who has presented their stock for redemption but has been deferred due to the moratorium. These amounts were recorded in each of the respective categories. As of December 31, 2003, the aggregate value of the terminated

                              TRUSERV CORPORATION
members' equity investments presented for redemption but deferred due to the moratorium was approximately $33,725, after the offset of the loss allocations resulting from the 1999 loss, the 2001 loss and accounts receivable owed by the former members. TruServ's By-Laws allow it to offset amounts due by its members against amounts that it pays to the members on redemption of their stock. According to TruServ's By-Laws, the Redeemable Class A voting common stock and the Redeemable nonqualified Class B common stock are paid out at the time of redemption. Redeemable Class B non-voting common stock that is qualified has historically been paid out by means of a five-year subordinated installment note, which has the first installment due at the end of the calendar year of the time of redemption. On a member by member basis, the net amount of $33,725 owed to terminated members would be payable approximately $7,458 at the time of redemption, and $26,267 in five-year installment notes. Additionally, adoption of this standard did not have a material impact on TruServ's results of operations or cash flow.

     In 2003, TruServ adopted SFAS No. 132 (revised 2003); "Employers' Disclosures about Pensions and Other Postretirement Benefits," for its defined benefit pension plans and other postretirement benefit plans. SFAS No. 132, as revised, requires additional disclosures about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," or SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

     On January 1, 2003, TruServ adopted Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. In January 2003, the EITF clarified that this issue is effective for arrangements with vendors initiated on or after January 1, 2003. In March 2003, the EITF addressed the issue again with respect to the reclassification of prior period amounts and determined that reclassification is only permitted provided that previously reported net income would not change as a result of applying the consensus. The adoption of EITF 02-16 has not had a material impact on TruServ's 2003 results of operations, financial position or cash flows.

                              TRUSERV CORPORATION

2. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Manufacturing inventories:
  Raw materials.............................................  $  1,979   $  1,473
  Work-in-process and finished goods........................    15,655     19,655
  Manufacturing inventory reserves..........................      (258)    (1,297)
                                                              --------   --------
                                                                17,376     19,831
                                                              --------   --------
Merchandise inventories:
  Warehouse inventory.......................................   265,809    223,754
  Merchandise inventory reserves............................    (6,460)    (9,137)
                                                              --------   --------
                                                               259,349    214,617
                                                              --------   --------
                                                              $276,725   $234,448
                                                              ========   ========

     The amount of indirect costs included in ending inventory at December 31, 2003 and 2002 was $18,386 and $15,753, respectively. Indirect costs incurred for 2003 and 2002 were $95,403 and $95,865, respectively.

3. PROPERTIES

     Properties consisted of the following at December 31:

                                                                2003        2002
                                                              ---------   ---------
                                                                ($ IN THOUSANDS)
Buildings and improvements..................................  $  81,723   $  80,016
Machinery and warehouse equipment...........................     81,142      89,284
Office and computer equipment...............................    155,022     156,961
Transportation equipment....................................     35,416      36,389
                                                              ---------   ---------
                                                                353,303     362,650
Less accumulated depreciation...............................   (283,233)   (274,519)
                                                              ---------   ---------
                                                                 70,070      88,131
Land........................................................      2,985       2,985
                                                              ---------   ---------
                                                              $  73,055   $  91,116
                                                              =========   =========

     Depreciation expense for 2003, 2002 and 2001 was $22,000, $28,795 and $33,195, respectively.

                              TRUSERV CORPORATION

4. DEBT AND BORROWING ARRANGEMENTS

     Long-term debt consisted of the following at December 31:

                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Revolving credit facility...................................  $     --   $ 27,852
Senior Notes................................................        --    158,920
Bank Facility...............................................   131,600         --
Redeemable (subordinated) term notes:
  Fixed interest rates ranging from 6.68% to 7.79%..........        --      3,296
Capital lease obligations...................................       823      1,247
                                                              --------   --------
     Total third party debt and borrowings..................   132,423    191,315
Promissory (subordinated) and installment notes:
  Fixed interest rates ranging from 5.74% to 10.0%(1).......    59,859         --
                                                              --------   --------
                                                               192,282    191,315
Less amounts due within one year............................   (91,958)   (66,294)
                                                              --------   --------
                                                              $100,324   $125,021
                                                              ========   ========

---------------

(1) At December 31, 2002 the promissory (subordinated) and installment notes had a balance of $64,886. The long term portion of $43,531 was classified in capitalization, but with the adoption of SFAS 150 in 2003 the 2003 balance was classified in Debt. See "New Accounting Pronouncements" under Footnote 1, "Description of Business and Accounting Policies" for additional information. Of the $64,886, the amount due within one year of $21,355 was classified in Current maturities of long-term debt, notes, borrowings and capital lease obligations.

     At December 31, 2003, TruServ had $131,600 in Bank Facility borrowings with a weighted average interest rate on these borrowings of 4.16%. The amount of $71,600 of the Bank Facility borrowings is included in Current maturities of long-term debt, notes, borrowings and capital lease obligations and the remaining $60,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on TruServ's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the expected lowest level of borrowings during the next twelve months. At December 31, 2002, TruServ had outstanding borrowings under its revolving credit facility of $27,852, which was included in Current maturities of long-term debt, notes, borrowings and capital lease obligations and had a weighted average interest rate of 10.61%.

BANK FACILITY

     On August 29, 2003, TruServ entered into a new four-year $275,000 Bank Facility. The Bank Facility was used to refinance the Senior Debt. Under the terms of the Bank Facility agreement, the interest rate is variable at TruServ's option of LIBOR plus 2.25% or prime plus 0.25%. As of December 31, 2003, this interest rate is 3.58%. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee of 2.25%. The Bank Facility pricing includes a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, TruServ is subject to a fixed charge coverage ratio of
1.1 to 1. As of December 31, 2003, TruServ's average excess availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to the fixed charge coverage ratio test.

                              TRUSERV CORPORATION

Additionally, TruServ is required to maintain $15,000 of excess availability at all times. TruServ is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at December 31, 2003 less outstanding borrowings of $131,600 and letter of credit and reserves of $13,221 was $122,760.

     Substantially all of the assets of TruServ and a pledge of 100% of the stock of TruServ's subsidiaries collateralize the Bank Facility. Borrowings under the Bank Facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. Additionally, the qualification of accounts receivable and inventory items as "eligible" for purposes of the borrowing base is subject to unilateral change in the discretion of the lenders. The borrowing base is calculated as follows:

          i. 85% of eligible accounts receivable, plus

          ii. the lesser of 65% of the value of eligible inventory, 85% of the net orderly liquidation value of inventory, or $160,000, plus

          iii. a fixed asset sublimit, calculated as the lesser of $25,000 or 65% of the fair value of certain real estate, and 80% of orderly liquidation value of certain machinery and equipment. The sublimit is subject to a seven-year amortization for the portion predicated on machinery and equipment and a ten-year amortization for the portion predicated on real estate.

     The Bank Facility imposes certain limitations on and requires compliance with covenants from TruServ that are usual and customary for similar asset-based revolving credit facilities. Unless such terms and conditions are waived by a majority of the lenders, these terms and conditions include, among other things:

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

     Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by TruServ over the four-year term. Upon entering into the Bank Facility, TruServ incurred a net expense of $19,221 upon refinancing the Senior Debt. The net expense consisted of $26,927 of interest expense relating to the write-off of old and new senior note make-whole obligations and prepaid bank fees offset by $7,706 of other income relating to debt forgiveness for a portion of the Senior Debt.

SENIOR DEBT

     The Senior Debt was refinanced by the Bank Facility on August 29, 2003. On December 30, 2002 and again on March 13, 2003, TruServ amended the Senior Debt agreements in order to allow for a sale leaseback transaction that was completed on December 31, 2002 and extend the maturity date of the Hagerstown facility's synthetic lease obligation to the earlier of December 31, 2003 or a refinancing of the revolving credit facility. TruServ applied the net proceeds of the sale leaseback transaction, $121,438, to pay down the Senior Debt. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes.

     The Senior Debt agreements were previously amended on April 11, 2002, when TruServ entered into various amendments that eliminated the event of default created when TruServ failed to comply with a covenant as of February 24, 2001 (the "April 2002 Amendments"). The April 2002 Amendments to the

                              TRUSERV CORPORATION
revolving credit facility extended the term of the facility from June 2002 to June 2004. The amount of the commitment at the time of amendment was $200,000. The commitment under the revolving credit facility was permanently reduced by the amount of any prepayments allocated to and paid on the revolving credit facility.

     The revolving credit facility commitment had been permanently reduced to $143,200 at December 31, 2002 due to prepayments in 2002 from the proceeds of asset sales. TruServ had available, under the revolving credit facility, approximately $115,300 at December 31, 2002. As of December 31, 2002, this facility had a interest rate of prime plus 3.25% which was 7.50%. The unused commitment fee on this facility was 0.75%. The senior notes were paid in connection with the refinancing of the Senior Debt. At December 31, 2002, the senior notes consisted of $16,403 at 11.85%, $31,610 at 10.63%, $11,745 at
10.16%, $65,309 at 10.11% and $33,853 at 10.04%. The April 2002 Amendments to
Senior Debt also required initial, quarterly and annual maintenance fees, which makes the aggregate weighted average borrowing rate 12.5% for all the costs associated with the third party senior notes and revolving credit facility in 2002.

     For 2002, cash proceeds from certain asset sales and notes receivable totaling $157,312 was used to prepay all parties to the intercreditor agreement. The intercreditor agreement established how the assets of TruServ, which were pledged as collateral, were shared and how certain debt prepayments were allocated among the senior lenders. For the year ended December 31, 2002, the prepayments to senior note holders of $93,915 resulted in make-whole liabilities of $18,710, which were recorded as additional debt with an offsetting entry to a prepaid interest account. As previously described, the $12,695 of make-whole notes from the sale leaseback transaction, is a component of the $18,710. The prepaid interest account was amortized to interest expense over the remaining life of the original notes.

REDEEMABLE (SUBORDINATED) TERM NOTES

     The redeemable (subordinated) term notes have two to four year terms and were issued in exchange for promissory (subordinated) notes that were held by promissory note holders who do not own TruServ's Redeemable Class A voting common stock. They were also available for purchase by investors that were affiliated with TruServ. These notes were redeemed as of December 31, 2003 and no additional notes will be issued.

PROMISSORY (SUBORDINATED) AND INSTALLMENT NOTES

     Prior to 2001, promissory notes were issued for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of TruServ as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are extended, for a three-year period, at interest rates substantially equivalent to competitive market rates of comparable instruments. TruServ anticipates that this practice of extending notes, based on historical results will continue.

                              TRUSERV CORPORATION

     Promissory (subordinated) and installment notes consisted of the following as of December 31:

                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Promissory (subordinated) notes:
  Due on December 31, 2003 -- 7.90%.........................  $     --   $ 19,413
  Due on December 31, 2004 -- 9.00% to 10.00%...............    19,821     19,902
  Due on December 31, 2005 -- 7.00% to 10.00%...............    23,463     23,565
  Due on December 31, 2006 -- 6.00% to 9.00%................    16,479         --
Installment notes at interest rates of 5.74% to 7.36% with
  maturities through 2004...................................        96      2,006
                                                              --------   --------
                                                                59,859     64,886
Less amounts due within one year............................   (19,917)   (21,355)
                                                              --------   --------
                                                              $ 39,942   $ 43,531
                                                              ========   ========

     At December 31, 2002, the long term portion of $43,531 was classified in capitalization, but with the adoption of SFAS 150 in 2003 the 2003 balance $39,942 was classified in Debt. See "New Accounting Pronouncements" under Footnote 1, "Description of Business and Accounting Policies" for additional information. The amount due within one year for both years were classified in Current maturities of long-term debt, notes, borrowings and capital lease obligations.

     Amounts shown below as scheduled repayments are the stated note amounts. TruServ will seek members' consent in 2004 to extend the Promissory (subordinated) note due dates at market competitive interest rates.

     Principal payment schedule for long-term debt:

                                         2004      2005      2006      2007     2008    THEREAFTER
                                        -------   -------   -------   -------   -----   ----------
                                                             ($ IN THOUSANDS)
Bank Facility (1).....................  $71,600   $    --   $    --   $60,000   $ --      $  --
Promissory (subordinated) and
  installment notes...................   19,917    23,463    16,479        --     --         --
Capital lease obligations.............      464       358        85        --     --         --
                                        -------   -------   -------   -------   -----     -----
Total.................................  $91,981   $23,821   $16,564   $60,000   $ --      $  --
                                        =======   =======   =======   =======   =====     =====

---------------

(1) The amount shown due in 2004 represents the amount necessary to reduce the outstanding balance at December 31, 2003 to the expected lowest level of borrowings during the next twelve months. There are no required payments until the maturity of the Bank Facility in August 2007.

RESTRICTED CASH

     TruServ had no restricted cash at December 31, 2003 compared to restricted cash of $15,755 at December 31, 2002. The Bank Facility secures $12,221 of letters of credit at December 31, 2003, as a reduction against borrowing availability, whereas at year end 2002, $11,691 of letters of credit, had been collaterallized with restricted cash. The remaining $4,064 of restricted cash at December 31, 2002, primarily related to securing banking and cash management deposit requirements, was eliminated as a result of the refinancing of the Senior Debt.

5. LEASE COMMITMENTS

     TruServ is a lessee of distribution centers, office space, and computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and

                              TRUSERV CORPORATION
long-term non-cancelable operating leases (including sale leasebacks accounted for as financing), together with the present value of the net minimum lease payments under capital leases, as of December 31, 2003:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                               ($ IN THOUSANDS)
2004........................................................   $464     $ 32,623
2005........................................................    358       28,021
2006........................................................     85       24,379
2007........................................................     --       22,901
2008........................................................     --       22,629
Thereafter..................................................     --      238,748
                                                               ----     --------
Net minimum lease payments..................................    907     $369,301
                                                                        ========
Less amount representing interest...........................    (85)
                                                               ----
Present value of net minimum lease payments.................    822
Less amount due within one year.............................   (441)
                                                               ----
                                                               $381
                                                               ====

     Minimum annual operating lease payments as shown have been reduced by $5,465 from future sublease rentals due over the term of the subleases, and include estimated payments for operating costs and real estate taxes due to the lessor, where applicable.

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value, which is related to the lessor's book value at the expiration of the lease term.

     Rent expense under operating leases (reduced by sublease rentals) was $36,366, $25,436 and $25,338 for the years ended December 31, 2003, 2002 and
2001, respectively. The increase in rent in 2003 was due to the rental payments generated by the sale leaseback transaction of seven of TruServ's distribution centers.

6. COMMITMENTS AND CONTINGENCIES

     TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 15% - 50% of the member's outstanding balance, in the event that a member defaults on its loan, after which the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which is not recorded in TruServ's balance sheet, was approximately $796 and $2,172 as of December 31, 2003 and 2002, respectively. The balance of $796 as of December 31, 2003 includes approximately $270 that will mature in 2004. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $82 relating to these guarantees.

     Additionally, TruServ sold certain member note receivables to a third party in 2002 which it has fully guaranteed. TruServ is required to pay 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these notes at December 31, 2003 was $515. TruServ has recorded a liability and related receivable for $515 relating to these member notes, and carries a $51 reserve relating to these guarantees. The balance of $515 as of December 31, 2003 includes approximately $233 that will mature in 2004. The remaining guarantees will expire periodically through 2007.

                              TRUSERV CORPORATION

     TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its TruTest paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

     TruServ is involved in various claims and lawsuits incidental to its business. The following significant matters existed at December 31, 2003:

BESS ACTION

     In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess's shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss, which TruServ declared for its fiscal year 1999. On August 2, 2003, the Circuit Court entered judgment in favor of TruServ on its accounts receivable claim in the amount of $391,683.01, and entered judgment in favor of Bess on its counterclaim. Bess did not appeal the judgment on the accounts receivable claim. TruServ appealed the judgment on Bess's counterclaim. On January 21, 2004, the Second District of the Illinois Appellate Court issued a decision reversing the portion of the Circuit Court's ruling that had refused to enforce the Moratorium. In validating the Moratorium, the Second District found that TruServ's capital was impaired, and held that TruServ "was prohibited from immediately remitting the redemption price for [Bess's] TruServ stock." The Second District also held that as of April 10, 2000 -- the effective date of the termination of Bess's membership -- Bess ceased to be a TruServ stockholder and thus was not subject to the loss allocation plan passed by resolution of the TruServ board of directors on August 29, 2000. On February 9, 2004, Bess filed a Petition For Rehearing in the Second District of the Illinois Appellate Court. The petition is pending.

KENNEDY ACTION

     In June 2000, various former members of TruServ filed an action against TruServ in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois) (the "Kennedy action"). The plaintiffs in the Kennedy action each allege that, based upon representations made to them by TruServ and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar/Coast to Coast and Cotter & Company. The plaintiffs allege that after the merger, the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in TruServ terminated. The plaintiffs further claim that TruServ breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. The plaintiffs have each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. Similar claims were filed against TruServ as counterclaims to various complaints filed by TruServ in McHenry County to recover accounts receivable balances from other former members. Those claims were consolidated with the Kennedy action. In March 2001, the Kennedy complaint was amended to add additional plaintiffs. Also in March 2001, another action was filed against TruServ on behalf of additional former members, in the same court, by the same law firm (the "A-Z action"). The A-Z complaint alleges substantially similar claims as those in the Kennedy action, with the principal difference being that the claims relate to the elimination of the ServiStar brand name. The Kennedy and A-Z actions have been consolidated for purposes of discovery, which is ongoing. The plaintiffs seek damages for stock repurchase payments, lost profits and goodwill, out of pocket expenses, attorney fees and punitive damages. In July 2002, the plaintiffs in these consolidated actions amended their complaints to name as defendant's two former officers of TruServ.

                              TRUSERV CORPORATION

     TruServ intends to vigorously defend the remaining cases. Litigation is subject to many uncertainties, and the outcome of the individual litigated matters is not predictable with assurance. It is possible that the matters discussed above could be decided unfavorably to TruServ. Although the amount of liability with respect to these matters cannot be ascertained, potential liability is not expected to materially affect the consolidated financial position or results of operations of TruServ, in light of TruServ's insurance coverage.

CLAIMS AGAINST ERNST & YOUNG LLP

     TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful, and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending. Hearings are currently scheduled to begin in the spring of 2004. Recoveries under this matter, if any, may be subrogated to the rights of TruServ's insurer to the extent that it has made payments to or on behalf of TruServ associated with the 1999 loss.

OTHER MATTERS OF SIGNIFICANCE:

DERIVATIVE ACTION SETTLEMENT

     In August 2000, an action was brought in Delaware Chancery Court (New Castle County) by a former TruServ member ("Hudson City Properties") against certain present and former directors and certain former officers of TruServ and against TruServ. The complaint was brought derivatively on behalf of TruServ and alleged that the individual defendants breached fiduciary duties in connection with the accounting adjustments made by TruServ in the fourth quarter of 1999. Hudson City Properties also sought to proceed on a class action basis against TruServ on behalf of all those affected by the moratorium on stock redemption and the creation of the loss allocation accounts. Hudson City Properties alleged that TruServ breached, and the named directors caused TruServ to breach, agreements with members by suspending payment of the members' 1999 annual patronage dividend, by declaring the moratorium on the redemption of members' TruServ stock and by imposing annual minimum purchase requirements upon members. On May 12, 2003, the parties to this action signed a Stipulation of Settlement resolving the lawsuit, subject to court approval. On May 15, 2003, the Delaware Chancery Court entered an Order preliminarily approving the Settlement. The Court conducted a Settlement Hearing on July 8, 2003, and approved the Stipulation of Settlement as fair, reasonable, adequate and in the best interest of TruServ and the class. On July 14, 2003, the Court entered a Final Order and Judgment, dismissing the lawsuit with prejudice. The Stipulation of Settlement became final and binding 30 days after the date the Final Order and Judgment was entered. Under the terms of the Stipulation of Settlement, at such time as TruServ's board of directors determines that it is in the best interests of TruServ to lift the moratorium on stock redemptions, the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement will be reduced by approximately $5 million on a pro rata basis as

                              TRUSERV CORPORATION
more fully described in the Stipulation of Settlement agreement. TruServ's insurance carrier provided the majority of the settlement. Additionally, all of the current and former members who participated in the Stipulation of Settlement released TruServ and its current and former officers and directors from any liability with respect to the moratorium on stock redemptions and the creation of the 1999 loss allocation accounts.

TRUSERV ORDER

     On March 4, 2003, the Commission entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to TruServ Corporation, SEC File No. 3-11050 (the "Order"). TruServ consented to the entry of the Order without admitting or denying the findings in the Order.

     The Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss of $130,803. The Order found that, from approximately July 1997 through the end of 1999, TruServ's accounting systems and internal controls related to inventory management were inadequate. The Order also found that these deficiencies caused TruServ to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. According to the Order, TruServ filed erroneous reports on Form 10-Q for the first, second and third quarters of 1998 and 1999 and an erroneous report on Form 10-K for 1998. In 1999, TruServ reported a loss, caused by weaknesses in the accounting practices and internal controls at TruServ, of approximately $130,803.

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

     Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit prepared or will prepare and deliver to TruServ's board audit committee, with copies to the Commission, TruServ's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls.

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

                              TRUSERV CORPORATION

7. INCOME TAXES

     Income tax expense consisted of the following for the years ended December 31:

                                                              2003   2002    2001
                                                              ----   ----   ------
                                                                ($ IN THOUSANDS)
Current:
  Federal...................................................  $ --   $ --   $  203
  State.....................................................   333    259      194
  Foreign...................................................    --     --      641
                                                              ----   ----   ------
     Total current..........................................   333    259    1,038
                                                              ----   ----   ------
Deferred:
  Federal...................................................    --     --       --
  State.....................................................    --     --       --
  Foreign...................................................    --     --      339
                                                              ----   ----   ------
     Total deferred.........................................    --     --      339
                                                              ----   ----   ------
                                                              $333   $259   $1,377
                                                              ====   ====   ======

     TruServ operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividends based on margins from business done with or on behalf of members and for the redemption of nonqualified notices of allocation. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% was as follows for the years ended December 31:

                                                          2003      2002       2001
                                                         -------   -------   --------
                                                               ($ IN THOUSANDS)
Tax at U.S. statutory rate.............................  $ 7,544   $ 7,494   $(19,224)
Effects of:
  Patronage dividend...................................   (6,656)   (7,189)        --
  State income taxes, net of federal benefit...........      216       168        126
  (Decrease)/increase in valuation allowance...........   (1,090)     (353)    18,353
  Non-deductible goodwill..............................       --        --        902
  Other, net...........................................      319       139      1,220
                                                         -------   -------   --------
                                                         $   333   $   259   $  1,377
                                                         =======   =======   ========

     Deferred income taxes reflect the net tax effects to TruServ of its net operating loss carryforwards, which expire in years through 2023; alternative minimum tax credit carryforwards, which do not expire, nonqualified notices of allocations, which are deductible when redeemed and do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effect of the net operating loss carryforward was reduced in 2003 by $8,136. This reduction is attributable to the net effect of a $14,185 decrease attributable to amounts to be charged against members' loss allocation accounts partially offset by a $6,049 increase primarily in other deferred tax assets and liabilities.

     Total deferred tax assets net of deferred tax liabilities have a full valuation allowance because TruServ has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized. Deferred tax assets will only be realized to the extent future earnings are taxable to TruServ and not allocated to members as tax-deductible patronage dividends.

                              TRUSERV CORPORATION

     The significant components of TruServ's deferred tax assets and liabilities were as follows for the years ended December 31:

                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 20,228   $ 28,364
  AMT credit carryforward...................................       784        784
  Nonqualified notices of allocation........................    13,548     13,548
  Bad debt provision........................................     3,358      3,421
  Vacation pay..............................................     3,027      2,889
  Contributions to fund retirement plans....................     6,126      3,051
  Deferred gain.............................................    21,114     25,026
  Severance and restructuring costs.........................       150      6,846
  Rent expense..............................................     2,706      2,714
  Merger-related valuations and accruals....................        --      1,861
  Inventory capitalization..................................     1,237      3,126
  Other.....................................................     9,454      6,055
                                                              --------   --------
Total deferred tax assets...................................    81,732     97,685
Valuation allowance for deferred tax assets.................   (79,521)   (94,952)
                                                              --------   --------
Net deferred tax assets.....................................     2,211      2,733
                                                              --------   --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........     1,080      1,602
  Other.....................................................     1,131      1,131
                                                              --------   --------
Total deferred tax liabilities..............................     2,211      2,733
                                                              --------   --------
Net deferred taxes..........................................  $     --   $     --
                                                              ========   ========

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The patronage dividend and promissory (subordinated) and redeemable (subordinated) term note renewals relating to non-cash operating and financing activities were as follows for the years ended December 31:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Patronage dividend payable in cash......................  $ 8,983   $ 6,121   $  (976)
Accrued expenses........................................     (500)     (245)     (569)
Promissory (subordinated) notes.........................     (846)   (4,324)   (5,888)
Redeemable Class B non-voting common stock..............    2,315     2,497        --
Installment notes.......................................      (12)      (34)      (50)
Loss allocation.........................................    7,536    14,006     2,488
Accounts receivable.....................................      793     2,520     4,995
                                                          -------   -------   -------
  Patronage dividend....................................  $18,269   $20,541   $    --
                                                          =======   =======   =======
Member note renewals and interest rollover..............  $16,479   $22,538   $21,936
                                                          =======   =======   =======

                              TRUSERV CORPORATION

     TruServ may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to TruServ. TruServ exercised its set off rights in 2003 and 2002 when patronage dividends were declared for members with loss allocation accounts. Also TruServ exercised set off rights when TruServ notes and interest came due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $8,329 and $16,526 in 2003 and 2002, respectively, which decreased the loss allocation account by $7,536 and $14,006 in 2003 and 2002, respectively, and accounts receivable by $793 and $2,520 during 2003 and 2002. The amount of $330 of the offset to accounts receivable in 2003 was generated from the payment of the 2002 patronage dividend in 2003, which reduced the cash payment from $6,121 to $5,791.

     In 2001, TruServ also exercised its set off rights when TruServ notes and interest came due to former members with outstanding accounts receivable to TruServ and current members with past due accounts receivable to TruServ. TruServ also set off its obligation to former members against their related loss allocation balance. The set off rights were exercised in an aggregate amount of $7,483, which decreased the loss allocation account by $2,488 and accounts receivable by $4,995 during 2001. The amount of $976 of the offset to accounts receivable was generated from the payment of the 2000 patronage dividend in 2001, which reduced the cash payment from $10,459 to $9,483.

     TruServ's non-cash financing and investing activities in 2001 include $1,300 related to a note received for the sale of its Indianapolis, Indiana property.

     Cash paid for interest during 2003, 2002 and 2001 totaled $27,496, $61,989, and $59,048, respectively. Cash paid for income taxes during 2003, 2002 and 2001 totaled $285, $305 and $133, respectively.

9. BENEFIT PLANS

     The change in the projected benefit obligation and in the plan assets for TruServ administered pension plans were as follows for the years ended December 31:

                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 64,728   $ 63,639
  Service cost..............................................     5,204      5,387
  Interest cost.............................................     3,998      3,994
  Benefit payments..........................................      (436)      (416)
  Actuarial losses..........................................     9,202      5,273
  Plan amendments...........................................        35          1
  Curtailments..............................................        --     (1,301)
  Settlements...............................................   (10,067)   (11,849)
                                                              --------   --------
  Projected benefit obligation at end of year...............    72,664     64,728
                                                              --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of year............    46,928     54,376
  Actual return on assets...................................    10,664     (5,573)
  Employer contributions....................................    12,044     10,390
  Benefit payments..........................................      (436)      (416)
  Settlements...............................................   (10,067)   (11,849)
                                                              --------   --------
  Fair value of plan assets at end of year..................    59,133     46,928
                                                              --------   --------

                              TRUSERV CORPORATION

                                                                2003       2002
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Reconciliation of funded status:
  Funded status.............................................   (13,531)   (17,800)
  Unrecognized transition asset.............................        --       (104)
  Unrecognized prior service cost...........................    (3,946)    (3,889)
  Unrecognized actuarial loss...............................    26,402     28,176
                                                              --------   --------
  Prepaid expense...........................................  $  8,925   $  6,383
                                                              ========   ========

     One of TruServ's pension plans is the supplemental retirement plan ("SRP"), which is an unfunded unqualified defined benefit plan. The SRP had an Accumulated Benefit Obligation of $4,717 and $4,195 as of December 31, 2003 and December 31, 2002, respectively. Since the SRP is an unfunded plan, there were no plan assets at December 31, 2003 and December 31, 2002.

     TruServ recorded in Deferred credits, for the SRP plan, an additional minimum pension liability of $5,096 and $4,880 as of December 31, 2003 and December 31, 2002, respectively, which represents the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus the previously recognized prepaid asset. The additional liability has been offset by an intangible asset, which is included in Other assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost of $1,979 and $1,153 at December 31, 2003 and December 31, 2002 is recorded as a reduction of Members' equity in Accumulated other comprehensive loss.

     TruServ has a prepaid pension expense for both plans of $8,925 and $6,383 at December 31, 2003 and 2002, respectively. The prepaid pension expense at December 31, 2003 and December 31, 2002 is classified in "Other current assets."

     The components of net periodic pension cost for TruServ administered pension plans were as follows for the years ended December 31:

                                                           2003      2002      2001
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Components of net periodic pension cost:
  Service cost..........................................  $ 5,204   $ 5,387   $ 5,851
  Interest cost.........................................    3,998     3,994     4,874
  Expected return on assets.............................   (4,344)   (4,618)   (5,986)
  Amortization of transition assets.....................     (105)     (235)     (311)
  Amortization of prior service cost....................       93        92       550
  Amortization of actuarial loss/(gain).................      902       182       278
  Curtailment gain......................................       --    (1,641)       --
  Settlement loss/(gain)................................    3,753     5,179     8,280
                                                          -------   -------   -------
       Net pension cost.................................  $ 9,501   $ 8,340   $13,536
                                                          =======   =======   =======

                              TRUSERV CORPORATION

PLAN ASSETS

     Plan assets consist primarily of publicly traded common stocks and corporate debt instruments, and the split by asset category is as follows:

ASSET CATEGORY                                                2003    2002
--------------                                                -----   -----
Domestic Equities...........................................   64.8%   54.3%
Foreign Equities............................................    9.1     7.9
Fixed Income................................................   22.4    19.8
Property....................................................    0.0     0.0
Cash........................................................    3.7    18.0
Other.......................................................    0.0     0.0
                                                              -----   -----
  Total.....................................................  100.0%  100.0%
                                                              =====   =====

     The target asset allocation of the plan assets is:

TARGET ASSET CATEGORY
---------------------
Domestic Equities...........................................   65.0%
Foreign Equities............................................   10.0
Fixed Income................................................   25.0
Property....................................................    0.0
Cash........................................................    0.0
Other.......................................................    0.0
                                                              -----
  Total.....................................................  100.0%
                                                              =====

     TruServ's SRP is not funded, and does not have any assets.

CONTRIBUTIONS

     TruServ expects to contribute $6,500 to its qualified pension plan and $1,550 to its SRP plan in 2004.

     TruServ also participates in union-sponsored defined contribution plans. Costs related to these plans were $59, $60 and $30 for 2003, 2002 and 2001, respectively.

     The assumptions used to determine TruServ's pension obligations for all plans were as follows for the years ended December 31:

                                                              2003   2002
                                                              ----   ----
Weighted average assumptions:
  Discount rate.............................................  6.00%  6.50%
  Expected return on assets.................................  8.00%  8.00%
  Rate of compensation increase.............................  3.50%  3.50%

     The basis used to determine the assumption of overall expected return on assets was an analysis of the historical real (net of inflation) returns beginning in 1926 for a portfolio consisting of 60% of large-cap US equities, 20% corporate bonds, 16% US government bonds, and 4% cash, a combination intended to approximate TruServ's pension asset mix. Using the historical returns over 30-year periods TruServ calculated the average returns for this portfolio over 30-year periods, the calculated 25th and 75th percentile were 4.6% and 6.4%, respectively. With the inflation assumption (3.0%) and the adjustment for expected fees paid from

                              TRUSERV CORPORATION
the pension trust (1.00%), the 25th and 75th percentile nominal yields are 6.6% and 8.4%. The TruServ Corporation Defined Benefit Pension Plan assumes a rate of return of 8.0%.

     TruServ also maintains a defined benefit retirement medical plan for former SCC employees who met certain age and service criteria that was frozen at the time of the Merger. TruServ contributes $0.105 per month per person for such employees who elect coverage for themselves and their dependents to a maximum of $.210 per month per family. TruServ also maintains similar benefits for some former SCC executives who were also defined as eligible for such coverage.

     The change in the benefit obligation and in the plan's assets for TruServ's post-retirement plan, as well as the components of net periodic post-retirement benefit cost, was as follows for the years ended December 31:

                                                               2003      2002
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Change in benefit obligation:
  Accumulated post-retirement benefit obligation at
     beginning of year......................................  $ 6,266   $ 4,972
  Interest cost.............................................      384       415
  Claims paid...............................................     (547)     (597)
  Actuarial losses..........................................      427     1,476
                                                              -------   -------
  Accumulated post-retirement benefit obligation at end of
     year...................................................    6,530     6,266
                                                              -------   -------
Change in plan assets:
  Fair value of plan assets at beginning of year............       --        --
  Employer contribution.....................................      547       597
  Claims paid...............................................     (547)     (597)
                                                              -------   -------
  Fair value of plan assets at end of year..................       --        --
                                                              -------   -------
Reconciliation of funded status:
  Funded status.............................................   (6,530)   (6,266)
  Unrecognized actuarial losses.............................    2,131     1,757
                                                              -------   -------
  Accrued expenses..........................................  $(4,399)  $(4,509)
                                                              =======   =======

                                                              2003   2002   2001
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Component of net periodic post-retirement benefit cost:
  Interest cost.............................................  $384   $415   $350
  Amortization of (gain)/loss...............................    53     45     --
                                                              ----   ----   ----
  Net periodic benefit cost.................................  $437   $460   $350
                                                              ====   ====   ====

  CONTRIBUTIONS

     TruServ expects to contribute $547 to its retirement medical plan to cover the cost of premiums and subsidies during 2004.

                                                              2003   2002
                                                              ----   ----
Health care cost trend rate assumed for next year...........   5.0%   5.0%
Rate to which the cost trend rate is assumed to decline
  (ultimate trend rate).....................................   5.0%   5.0%
Year that the rate reaches the ultimate trend rate..........  2003   2002

                              TRUSERV CORPORATION

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                  ONE              ONE
                                                               PERCENTAGE       PERCENTAGE
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
                                                                    ($ IN THOUSANDS)
Effect on total of service and interest cost...............       $ 20            $ (17)
Effect on post-retirement benefit obligation...............        301             (259)

     On December 8, 2003 the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. In accordance with FASB Staff Position No. FAS 106-1, TruServ has elected to defer accounting for the effects of the Act until final authoritative guidance on the accounting for the effect of the Act is issued. When final authoritative guidance is issued, it could result in changes to the recorded liabilities.

     TruServ also contributes to the TruServ Corporation Employee's Savings and Compensation Deferral Plan (the "401k Plan"). Under the 401k Plan, each participant may elect to contribute in an amount of up to 50% of the participant's annual compensation, not to exceed $40 (including TruServ's contributions) per year, of which $12, $11 and $10, respectively, of the participant's salary in any year may be deferred. Effective July 1, 2000, the 401k Plan was amended to apply only a profit sharing match tied to TruServ's net earnings. Participants did not earn a profit sharing match for 2001. In 2002, the 401k Plan was changed to include a guaranteed match of one-third of a participant's contribution up to a total of 2% of the participant's annual compensation. Based on TruServ achieving certain financial goals, a match of greater than one-third of a participant's contribution can be earned. For 2002, a match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned and contributed to the participants' accounts in March 2003. For 2003, a match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned and will be funded by March 2004. TruServ recognized costs of $ 2,928, $ 2,445 and $0 for 2003, 2002 and 2001, respectively, for the 401k Plan.

10. SEGMENT INFORMATION

     TruServ is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. TruServ identifies segments based on management responsibility and the nature of the business activities of each component of its business. TruServ measures segment earnings as operating earnings including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                                     DECEMBER 31, 2003
                                                        --------------------------------------------
                                                                          PAINT
                                                                      MANUFACTURING     CONSOLIDATED
                                                         HARDWARE    AND DISTRIBUTION      TOTALS
                                                        ----------   ----------------   ------------
                                                                      ($ IN THOUSANDS)
Net sales to external customers.......................  $1,921,448       $102,892        $2,024,340
Interest expense......................................      48,339          9,184            57,523
Depreciation and amortization.........................      24,640          1,420            26,060
Segment net margin....................................      13,025          8,196            21,221
Identifiable segment assets...........................     632,543         48,917           681,460
Expenditures for long-lived assets....................       6,367            458             6,825

                              TRUSERV CORPORATION

                                                                     DECEMBER 31, 2002
                                                        --------------------------------------------
                                                                          PAINT
                                                                      MANUFACTURING     CONSOLIDATED
                                                         HARDWARE    AND DISTRIBUTION      TOTALS
                                                        ----------   ----------------   ------------
                                                                      ($ IN THOUSANDS)
Net sales to external customers.......................  $2,060,282       $115,169        $2,175,451
Interest expense......................................      57,349          4,546            61,895
Depreciation and amortization.........................      33,409          1,442            34,851
Segment net margin....................................      11,967          9,186            21,153
Identifiable segment assets...........................     652,815         50,556           703,371
Expenditures for long-lived assets....................      12,061            777            12,838

                                                            DECEMBER 31, 2001
                                 ------------------------------------------------------------------------
                                                   PAINT                     ELIMINATION
                                               MANUFACTURING               OF INTERSEGMENT   CONSOLIDATED
                                  HARDWARE    AND DISTRIBUTION   CANADA         ITEMS           TOTALS
                                 ----------   ----------------   -------   ---------------   ------------
                                                             ($ IN THOUSANDS)
Net sales to external
  customers....................  $2,404,553       $130,484       $84,397       $    --        $2,619,434
Intersegment sales.............          --          1,649            --        (1,649)               --
Interest expense...............      58,967          3,819           487            --            63,273
Depreciation and
  amortization.................      39,344          1,671           504            --            41,519
Segment net margin/(loss)......     (64,562)        12,826         1,049            --           (50,687)

     TruServ does not have a significant concentration of members in any geographic region of the United States or in any foreign countries.

11.  ASSET SALES

     Effective October 22, 2001, TruServ sold its ownership interest in TruServ Canada Cooperative, Inc. along with the headquarters and warehouse building and other parcels of real estate to the current member group of the cooperative. Net proceeds from the transaction were $9,654. TruServ recorded a net gain of $1,550 which is recorded in Gain on sale of assets.

     In August 2002, TruServ sold its Brookings, South Dakota regional distribution center to Rainbow Play Systems Properties of Brookings, LLC. The net proceeds after all closing costs for this sale of $6,286 were distributed to the senior lenders in the third quarter in accordance with the amended intercreditor agreement to pay down short-term borrowings and prepay long-term senior debt.

12. SALE LEASEBACK

     On December 31, 2002, TruServ sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. The sale resulted in net proceeds to TruServ of $121,438, which were used to pay Senior Debt. The net reduction in Senior Debt was $108,743, as a result of new make-whole notes of $12,695 issued due to the prepayment on senior notes. TruServ concurrently agreed to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in TruServ's financial statements. The resulting gain on sale of $55,564 was recorded as deferred gain in the balance sheet and is being amortized to income on a straight line basis over the initial 20 year lease term.

     TruServ sold the distribution facilities located in Corsicana, Texas and Woodland, California to and now leases them from Wrench (DE) Limited Partnership. TruServ sold the distribution facilities located in Kingman, Arizona, Fogelsville, Pennsylvania and Springfield, Oregon to and now leases them from Bolt (DE) Limited Partnership. TruServ sold the distribution facilities located in Jonesboro, Georgia and Kansas

                              TRUSERV CORPORATION

City, Missouri to and now leases them from Hammer (DE) Limited Partnership. The three limited partnerships are affiliated with W.P. Carey Investments, an investment firm independent of TruServ. TruServ pays rent under each lease quarterly in January, April, July and October. The aggregate annual rent payments under all three leases for 2003, the first year of the lease, totals $12,007. Rent payments under the leases increases 2% each year during the initial 20 year lease term.

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

     TruServ has the right to extend each lease for two additional periods of approximately 10 years each. TruServ may elect to renew a lease or leases with respect to any one or more of the properties without renewing the lease or leases with respect to all of the properties subject thereto. TruServ has the right to assign the lease without the landlord's prior written consent, but subject to certain conditions described in the leases. Provided that TruServ assigns the rent thereunder to the landlord, TruServ may sublet all or any part of any property without the landlord's consent.

13. RESTRUCTURING CHARGES AND OTHER RELATED EXPENSES

     Net restructuring and other related charges of $1,883 were incurred for fiscal year ended December 31, 2003, of which $175 related to restructuring costs, as detailed in the chart below; and $1,708 related to other post-employment and asset impairment charges. Restructuring charges primarily consisted of changes in amounts accrued for severance and exit costs at the Hagerstown, Maryland distribution center and severance costs at TruServ's corporate headquarters. Post employment and other asset impairment charges consisted of $2,005 of asset impairment charges related primarily to additional write-downs of equipment at the East Butler, Pennsylvania facility, offset by a favorable adjustment of $297 resulting from changes in estimates to previously accrued post-employment severance charges. During 2003, the largest component of the use of reserves/cash disbursement was $9,254 related to the remaining lease obligation to a third party, which was converted into a senior term loan and was subsequently paid off as part of the refinancing arrangement on August 29, 2003 (see Note 4, "Debt and Borrowing Arrangements"), related buyouts of several operating leases and a payback of a portion of an existing grant. Additionally, during 2003, TruServ used previously established post-employment reserves of $426, primarily related to severance payments for former associates at TruServ's corporate headquarters and the Cary, Illinois facility.

     In 2002, TruServ incurred restructuring and other related charges of $6,284, of which $3,313 related to restructuring, and $2,971 related to other post-employment and asset impairment charges. The restructuring charge of $3,313 in 2002 resulted from TruServ's continued workforce reductions initiated in 2000 and 2001 related to distribution center closures and workforce reductions in the organization. This charge was comprised of $2,316 for severance and $2,296 for facility exit costs, offset by a $1,299 reduction in asset impairment charges. The severance charges of $2,316 primarily consisted of additional workforce reductions at the corporate headquarters in Chicago, Illinois. The facility exit costs of $2,296 related to exiting the Hagerstown, Maryland distribution center, which was completed prior to December 31, 2002. The $1,299 reduction of asset impairment charges consisted predominately of a favorable adjustment to the asset value for the closing of the Brookings, South Dakota distribution center based on actual proceeds received on the sale of this facility in

                              TRUSERV CORPORATION

2002. The other charges of $2,971 consisted of $1,769 for asset impairment and $1,202 for post-employment charges. The asset impairment charge of $1,769 related to the write-down of the East Butler, Pennsylvania facility. The post-employment charge of $1,202 was comprised of $352 relating to severance charges for the Cary, Illinois facility, and $850 relating to severance charges for the corporate headquarters in Chicago, Illinois.

     In 2001, TruServ recorded a charge to income of $38,522, of which $10,722 was for severance, $18,901 was for facility exit costs for the distribution centers, and $8,899 was for asset impairments. The largest component of these exit costs related to the Hagerstown, Maryland distribution center closure, which was subject to a synthetic lease. The difference of approximately $14,800 between the lease obligation at December 31, 2001 of $40,000 and management's estimate of the fair value of the building was the major component of its facility exit costs in 2001. This obligation and the original cost of the facility were not recorded on TruServ's balance sheet because it did not meet the requirement for capital lease treatment under SFAS No. 13, "Accounting for Leases."

     Restructuring initiatives summary:

                                            DECEMBER 31, 2002    ADDITIONAL                DECEMBER 31, 2003
                                              RESTRUCTURING     RESTRUCTURING                RESTRUCTURING
                                                 RESERVE           CHARGES      PAYMENTS        RESERVE
                                            -----------------   -------------   --------   -----------------
                                                                    ($ IN THOUSANDS)
Closure of Distribution Centers:
  Severance and outplacement..............       $   796            $  13       $   (630)        $179
  Facility exit costs.....................        11,030              477        (11,507)          --
                                                 -------            -----       --------         ----
                                                  11,826              490        (12,137)         179
                                                 -------            -----       --------         ----
Corporate headquarter workforce reduction:
  Severance and outplacement..............         3,445             (315)        (2,574)         556
                                                 -------            -----       --------         ----
Total:
  Severance and outplacement..............         4,241             (302)        (3,204)         735
  Facility exit costs.....................        11,030              477        (11,507)          --
                                                 -------            -----       --------         ----
                                                 $15,271            $ 175       $(14,711)        $735
                                                 =======            =====       ========         ====

                                  DECEMBER 31, 2001    ADDITIONAL                              DECEMBER 31, 2002
                                    RESTRUCTURING     RESTRUCTURING      ASSET                   RESTRUCTURING
                                       RESERVE           CHARGES      IMPAIRMENTS   PAYMENTS        RESERVE
                                  -----------------   -------------   -----------   --------   -----------------
                                                                 ($ IN THOUSANDS)
Closure of Distribution Centers:
  Severance and outplacement....       $ 2,958           $   686        $    --     $ (2,848)       $   796
  Facility exit costs...........        17,979             2,296             --       (9,245)        11,030
  Asset impairments.............            --            (1,299)         1,299           --             --
                                       -------           -------        -------     --------        -------
                                        20,937             1,683          1,299      (12,093)        11,826
                                       -------           -------        -------     --------        -------
Corporate headquarter workforce
reduction:
  Severance and outplacement....         5,312             1,630             --       (3,497)         3,445
                                       -------           -------        -------     --------        -------
Total:
  Severance and outplacement....         8,270             2,316             --       (6,345)         4,241
  Facility exit costs...........        17,979             2,296             --       (9,245)        11,030
  Asset impairments.............            --            (1,299)         1,299           --             --
                                       -------           -------        -------     --------        -------
                                       $26,249           $ 3,313        $ 1,299     $(15,590)       $15,271
                                       =======           =======        =======     ========        =======

                              TRUSERV CORPORATION

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

     Selected quarterly financial information for each of the four quarters in 2003 and 2002 is as follows:

                                          FIRST      SECOND     THIRD      FOURTH       FULL
                                         QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                         --------   --------   --------   --------   ----------
                                                            ($ IN THOUSANDS)
2003
  Revenues.............................  $452,127   $573,162   $478,811   $520,240   $2,024,340
  Gross Margin.........................    43,885     67,866     55,924     54,216      221,891
  Net margin before income taxes.......    (3,833)    24,759     (9,628)    10,256       21,554
  Net margin...........................    (3,917)    24,697     (9,770)    10,211       21,221
2002
  Revenues.............................  $553,228   $597,856   $499,818   $524,549   $2,175,451
  Gross Margin.........................    54,186     74,401     62,141     57,904      248,632
  Net margin before income taxes.......     4,738     10,493      6,031        150       21,412
  Net margin...........................     4,648     10,433      5,934        138       21,153

ITEM 15(a)(2). INDEX TO FINANCIAL STATEMENT SCHEDULE.

                                                               PAGE(S)
                                                               -------
Schedule II -- Valuation and Qualifying Accounts............   F-37

                              TRUSERV CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003        2002       2001
                                                              ---------   --------   ---------
                                                                      ($ IN THOUSANDS)
Reserve for Doubtful Accounts:
  Balance at beginning of year..............................   $ 8,553     $9,402     $ 7,170
  Provision for doubtful accounts...........................       927        120       6,275
  Write-offs of doubtful accounts(1)........................    (1,085)      (969)     (4,043)
                                                               -------     ------     -------
  Balance at end of year....................................   $ 8,395     $8,553     $ 9,402
                                                               =======     ======     =======

---------------

(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

INVENTORY RESERVES

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Reserve for Inventory:
  Balance at beginning of year..............................  $ 10,434   $ 15,636   $ 12,717
  Provision for inventory reserves..........................     8,603     10,620     14,977
  Write-off of inventory....................................   (12,319)   (15,822)   (12,058)
                                                              --------   --------   --------
  Balance at end of year....................................  $  6,718   $ 10,434   $ 15,636
                                                              ========   ========   ========

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Valuation Allowance for Deferred Tax Assets:
  Balance at beginning of year..............................  $ 94,952   $110,537   $ 89,844
  Provision charged to Expenses.............................    20,465     43,832     29,762
  Write-off of allowance....................................   (35,896)   (59,417)    (9,069)
                                                              --------   --------   --------
  Balance at end of year....................................  $ 79,521   $ 94,952   $110,537
                                                              ========   ========   ========

ITEM 15(a)(3). INDEX TO EXHIBITS

    EXHIBITS
    ENCLOSED                            DESCRIPTION
    --------                            -----------
      10-K      First Amendment of TruServ Corporation Defined Lump Sum
                Pension Plan as Amended and Restated Effective as of January
                1, 1998.
      10-L      Second Amendment of TruServ Corporation Defined Lump Sum
                Pension Plan as Amended and Restated Effective as of January
                1, 1998.
      10-M      First Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998.
      10-N      Second Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998.
      10-O      Third Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998.
      19-A      Notice of TruServ's 2004 Annual Stockholders' Meeting and
                Proxy Statement.
      21        Subsidiaries
      31-A      Section 302 Certification (Chief Executive Officer)
      31-B      Section 302 Certification (Chief Financial Officer)
      32-A      Section 906 Certification (Chief Executive Officer and Chief
                Financial Officer)

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between TruServ and ServiStar Coast to Coast Corporation
                ("SCC"). Incorporated by reference--Exhibit 2-A to
                Registration Statement on Form S-4 (No. 333-18397).
       4-A      Amended and Restated Certificate of Incorporation of the
                company, effective July 1, 1997. Incorporated by
                reference--Exhibit 2-A to Registration Statement on Form S-4
                (No. 333-18397).
       4-B      By-Laws of TruServ, effective July 31, 2003. Incorporated by reference--Exhibit 4-B to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
       4-C      Specimen certificate of Class A common stock. Incorporated by reference--Exhibit 4-C to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
       4-D      Specimen certificate of Class B common stock. Incorporated by reference--Exhibit 4-D to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
       4-E      Promissory (subordinated) note form. Incorporated by
                reference--Exhibit 4-E to Post-Effective Amendment No. 15 on
                Form S-1 to Registration Statement on Form S-4(No.
                333-18397).
       4-F      Installment note form. Incorporated by reference--Exhibit
                4-F to Post-Effective Amendment No. 15 on Form S-1 to
                Registration Statement on Form S-4(No. 333-18397).
       4-G      Loan and Security Agreement dated August 29, 2003 for
                $275,000,000 revolving credit facility between TruServ
                Corporation and various financial institutions. Incorporated by reference -- Exhibit 4-B to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 27,
                2003.
       4-H      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference--Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between TruServ and its members that offer primarily
                hardware and related items. Incorporated by reference --
                Exhibit 10-A to the Registrant's Annual Report on Form 10-K
                for the fiscal year ended December 31, 2000.
      10-B      Current Form of "Subscription to Shares of TruServ."
                Incorporated by reference -- Exhibit 10-B to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 to
                Form S-4 (No. 333-18397).
      10-C      TruServ Corporation Defined Lump Sum Pension Plan as Amended
                and Restated Effective as of January 1, 1998; including
                amendments through December 30, 2002. Incorporated by
                reference--Exhibit 10-C to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2002.
      10-D      TruServ Corporation Savings and Compensation Deferral Plan
                as Amended and Restated Effective January 1, 1998; including amendments through December 2002. Incorporated by
                reference--Exhibit 10-D to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2002.
      10-E      TruServ Supplemental Retirement Plan As Amended and Restated
                Effective December 15, 2002. Incorporated by
                reference--Exhibit 10-E to the Registrant's Annual Report on
                Form 10-K for the fiscal year ended December 31, 2002.
      10-F      Retail Conversion Funds Agreement dated as of December 9,
                1996 between TruServ and SCC. Incorporated by
                reference--Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).
      10-G      Lease Agreement by and between Hammer (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002
                Incorporated by reference--Exhibit 10-J to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 2002.
      10-H      Lease Agreement by and between Bolt (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference--Exhibit 10-K to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 2002.
      10-I      Lease Agreement by and between Wrench (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference--Exhibit 10-L to the Registrant's
                Annual Report on Form 10-K for the fiscal year ended
                December 31, 2002.
      10-J      Employment Agreement between TruServ and Pamela Forbes
                Lieberman dated November 15, 2001. Incorporated by
                reference--Exhibit 10-H to the Registrant's Annual Report on
                Form 10-K for the year ended December 31, 2001.
      14-A      Code of Ethics. Incorporated by reference--Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2003 has been sent to security holders. Copies of such Annual Report will subsequently be furnished to the Securities and Exchange Commission.