Form 10-Q
period 2004-04-03
TRUSERV CORP
filed 2004-05-13
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED April 3, 2004 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO___________

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2004.

Class A Common Stock, $100 Par Value........................    479,940 Shares
Class B Common Stock, $100 Par Value........................  1,779,613 Shares

                          ITEM 1. FINANCIAL STATEMENTS
                 ($ in thousands - except per share information)

                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                     ASSETS


                                                                          April 3,      December 31,
                                                                            2004           2003
                                                                       -------------   -------------
Current assets:
    Cash and cash equivalents                                          $       6,161   $       9,234
    Accounts and notes receivable, net of allowance for doubtful
       accounts of $7,997 and $8,395                                         272,256         203,010
    Inventories                                                              334,969         276,725
    Other current assets                                                      18,007          18,225
                                                                       -------------   -------------
       Total current assets                                                  631,393         507,194

Properties, net of accumulated depreciation of $286,404 and $283,233          71,445          73,055
Goodwill, net                                                                 91,474          91,474
Other assets                                                                   9,225           9,737
                                                                       -------------   -------------
       Total assets                                                    $     803,537   $     681,460
                                                                       =============   =============

            See Notes to Condensed Consolidated Financial Statements

                     LIABILITIES AND MEMBERS' CAPITALIZATION

                                                                                    April 3,       December 31,
                                                                                      2004             2003
                                                                                 -------------    -------------
Current liabilities:
    Accounts payable                                                             $     332,196    $     238,180
    Drafts payable                                                                      31,388           44,540
    Accrued expenses                                                                    68,566           72,931
    Current maturities of long-term debt, notes, borrowings and capital
      lease obligations                                                                117,271           91,958
    Deferred stock redemptions                                                          13,355                -
    Patronage dividend payable in cash                                                     736            8,983
                                                                                 -------------    -------------
      Total current liabilities                                                        563,512          456,592
                                                                                 -------------    -------------
Long-term liabilities and deferred credits:
    Long-term debt, including capital lease obligations, less current
      maturities                                                                       126,048          100,324
    Deferred gain on sale leaseback                                                     49,293           50,135
    Other long-term liabilities                                                         16,052           13,656
    Deferred stock redemptions                                                          22,366           33,725
    Redeemable nonqualified Class B non-voting common stock, $100 par value;
      224,016 and 231,392 shares issued and fully paid                                  22,402           23,139
                                                                                 -------------    -------------
      Total long-term liabilities and deferred credits                                 236,161          220,979
                                                                                 -------------    -------------
      Total liabilities and deferred credits                                           799,673          677,571
                                                                                 -------------    -------------
Commitments and contingencies                                                                -                -

Members' equity:
    Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 298,380 and 304,560 shares issued and fully paid; 6,300 and
      9,840 shares issued (net of subscriptions receivable of $110, and $112)           30,358           31,440
    Redeemable qualified Class B non-voting common stock and paid-in capital,
      $100 par value; 4,000,000 shares authorized; 924,559 and 952,436 shares
      issued and fully paid                                                             93,755           96,542
    Loss allocation                                                                    (37,809)         (40,502)
    Deferred patronage                                                                 (24,858)         (25,045)
    Accumulated deficit                                                                (55,603)         (56,567)
    Accumulated other comprehensive loss                                                (1,979)          (1,979)
                                                                                 -------------    -------------
      Total members' equity                                                              3,864            3,889
                                                                                 -------------    -------------

      Total liabilities and members' equity                                      $     803,537    $     681,460
                                                                                 =============    =============

            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                   For the thirteen weeks ended
                                                    April 3,          March 29,
                                                      2004              2003
                                                   ---------          ---------
Net revenues                                       $ 499,362          $ 452,127
Cost of revenues                                     449,180            408,242
                                                   ---------          ---------
Gross Margin                                          50,182             43,885
Operating expenses:
     Logistics and manufacturing expenses             16,081             16,010
     Selling, general and administrative expenses     29,001             23,080
     Other income, net                                  (498)              (581)
                                                   ---------          ---------

Operating Income                                       5,598              5,376
     Interest expense to members                       1,401              1,385
     Third party interest expense                      2,022              7,824
                                                   ---------          ---------

Net margin/(loss) before income taxes                  2,175             (3,833)
Income tax expense                                        51                 84
                                                   ---------          ---------

Net margin/(loss)                                  $   2,124          $  (3,917)
                                                   =========          =========

            See Notes to Condensed Consolidated Financial Statements

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                 April 3,    March 29,
                                                                   2004        2003
                                                                 --------    ---------
Operating activities:
    Net margin / (loss)                                          $  2,124    $  (3,917)
    Adjustments to reconcile net margin / (loss) to cash
       and cash equivalents provided by / (used for) operating
       activities:
       Depreciation and amortization                                4,595        7,147
       Provision for allowance for doubtful accounts                  352         (137)
       Provision for inventory reserves                             2,873        1,495
       Amortization of deferred gain on sale leaseback               (699)        (638)
       Net change in working capital components                   (39,214)      23,301
                                                                 --------    ---------
    Net cash and cash equivalents provided by / (used for)
       operating activities                                       (29,969)      27,251
                                                                 --------    ---------

Investing activities:
    Additions to properties                                        (1,704)        (745)
    Proceeds from sale of properties                                   90           43
    Changes in restricted cash                                          -          503
    Changes in other assets                                            17          836
                                                                 --------    ---------
    Net cash and cash equivalents provided by / (used for)
       investing activities                                        (1,597)         637
                                                                 --------    ---------

Financing activities:
    Payment of patronage dividend                                  (8,401)      (5,721)
    Payment of notes, long-term debt and lease obligations           (157)      (7,512)
    Increase/ (decrease) in drafts payable                        (13,152)       3,085
    Increase / (decrease) in revolving credit facilities, net      50,200      (19,065)
    Proceeds from Class A common stock subscription
       receivable                                                       3           14
                                                                 --------    ---------
    Net cash and cash equivalents provided by / (used for)
       financing activities                                        28,493      (29,199)
                                                                 --------    ---------

    Net decrease in cash and cash equivalents                      (3,073)      (1,311)
    Cash and cash equivalents at beginning of period                9,234        9,001
                                                                 --------    ---------
    Cash and cash equivalents at end of period                   $  6,161    $   7,690
                                                                 ========    =========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ in thousands)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at April 3, 2004, the condensed consolidated statement of operations for the thirteen weeks ended April 3, 2004 and March 29, 2003, and the condensed consolidated statement of cash flows for the thirteen weeks ended April 3, 2004 and March 29, 2003 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 included in TruServ's 2003 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the three-month period ended April 3, 2004 was $603, which was 30% of the quarter's estimated patronage income. Due to the net loss in the same period last year there was no estimated cash portion of the patronage dividend. TruServ's By-Laws and Internal Revenue Service regulations require the payment of at least 20% of patronage dividends in cash. In the past, TruServ paid the remainder primarily through the issuance of Class B common stock (in both qualified and nonqualified written notices of allocation, as those terms are used in the Internal Revenue Code); and in certain cases, TruServ paid a small portion of the dividend by means of Promissory (subordinated) notes. For 2004, to the extent TruServ declares a patronage dividend, it intends to issue, in 2005, the non-cash portion of the dividend in the form of Qualified Class B common stock, and, in the case of those members who have loss allocation accounts, to apply the value of the Qualified Class B common stock to reduce such account balances (see Note 4). To the extent TruServ declares a patronage dividend, it is allowed a deduction in that amount to determine taxable income. Based on the estimated patronage dividend, the U.S. federal effective income tax rate is 0%.

NOTE 4 - LOSS ALLOCATION TO MEMBERS

During the third quarter of 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of Retained earnings.

 TruServ has allocated and distributed the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate equity investment relative to the total equity investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The Loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the Loss allocation account until fully satisfied. The Loss allocation amount may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the Loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of TruServ, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

The board of directors determined that TruServ would retain the 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the 2001 loss that has been retained in the Accumulated deficit account. The 2001 loss was allocated based upon both the member's proportionate stock investment, net of any 1999 loss allocation account, and also based on the member's purchases from the co-op in 2001. No member was allocated a loss amount greater than its net equity investments held as of year end 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

A member's proportionate share of the 1999 and/or 2001 losses has been limited to the extent of its equity investment in TruServ. Any portion of a loss allocation that exceeds a member's equity investment is retained by TruServ in the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account.

NOTE 5 - INVENTORIES

                                              April 3,       December 31,
                                                2004             2003
                                           -------------    -------------
Manufacturing inventories:
      Raw materials                        $       2,670    $       1,979
      Work-in-process and finished goods          27,991           19,020
      Manufacturing inventory reserves              (220)            (258)
                                           -------------    -------------
                                                  30,441           20,741
                                           =============    =============
Merchandise inventories:
      Warehouse inventory                        312,600          262,444
      Merchandise inventory reserves              (8,072)          (6,460)
                                           -------------    -------------
                                                 304,528          255,984
                                           -------------    -------------
      Total                                $     334,969    $     276,725
                                           =============    =============

Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at April 3, 2004 and December 31, 2003 was $21,775 and $18,386, respectively.

NOTE 6 - DEBT

On August 29, 2003, TruServ entered into a new four-year $275,000 asset based revolving credit facility (the "Bank Facility"). The Bank Facility was used to refinance the existing third party senior debt. The interest rate for the initial term through April 30, 2004 was a variable rate (at TruServ's option) of London Interbank Offering Rate ("LIBOR") plus 2.25% or the prime rate plus 0.25%. The unused commitment fee is 0.375%. As of April 3, 2004, the weighted average interest rate was 3.42%. Letters of credit issued under the Bank Facility have a fee of 2.25%. Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by TruServ over the four-year term. Under the terms of the Bank Facility agreement, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. Based on this performance pricing grid, TruServ achieved improved variable pricing for the quarter and therefore effective May 1, 2004 TruServ's variable interest rate will be LIBOR plus 2.0% or the prime rate and letters of credit will carry fees of 2.0%.

The Bank Facility has no financial covenants, unless average daily excess availability for the last 60 days of each quarter drops below $35,000. As of April 3, 2004, TruServ's average excess availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to a maximum fixed charge coverage ratio of 1.1 to 1.0. Additionally, TruServ is required to maintain $15,000 of excess availability at all times. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at April 3, 2004 less the aggregate of outstanding borrowings of $181,800 together with letters of credit and reserves of $14,167 was $79,033. As of April 3, 2004 TruServ is in compliance with all terms and conditions of the Bank Facility.

At April 3, 2004, TruServ had Current maturities of long-term debt, notes, borrowings and capital lease obligations of $117,271, which only $20,471 of this amount has required payments during the next twelve months. The required payments consist of $19,778 of member subordinated and installments notes and $693 of capital leases and other. Historically, a minimum of 50% of the member subordinated notes have been renewed, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%. The remaining $96,800 in current maturities of long-term debt, notes, borrowings and capital lease obligations is the current portion of the Bank Facility and as explained below reflects the seasonality of TruServ's business. The current and long-term portions of the Bank Facility do not have any required payments until 2007. At April 3, 2004, TruServ had $181,800 in revolving credit loans of which $96,800 is included in Current maturities of long-term debt, notes and capital lease obligations and $85,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on management's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the lowest level of borrowings during the next twelve months.

In March 2004, TruServ amended the Bank Facility primarily to clarify language in the loan agreement to better reflect the intent of the parties and to adjust the method of reporting financial calculations in light of new accounting pronouncements affecting TruServ since the Bank Facility was negotiated in August 2003.

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

                                        Thirteen weeks ended April 3, 2004
                                  ----------------------------------------------
                                                                   Consolidated
                                    Hardware           Paint           Totals
                                  -------------    -------------   -------------
Net sales to external customers   $     476,595    $      22,767   $     499,362
Interest expense                          2,885              538           3,423
Depreciation and amortization             4,251              344           4,595
Segment net margin / (loss)              (1,708)           3,832           2,124

                                        Thirteen weeks ended March 29, 2003
                                  ----------------------------------------------
                                                                   Consolidated
                                    Hardware           Paint           Totals
                                  -------------    -------------   -------------
Net sales to external customers   $     431,729    $      20,398   $     452,127
Interest expense                          7,738            1,471           9,209
Depreciation and amortization             6,784              363           7,147
Segment net margin / (loss)              (5,807)           1,890          (3,917)

NOTE 8 - COMMITMENTS AND CONTINGENCIES

In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess's shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all

TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss, which TruServ declared for its fiscal year 1999. On August 6, 2003, the Circuit Court entered judgment in favor of TruServ on its accounts receivable claim in the amount of $392, and entered judgment in favor of Bess on its counterclaim. Bess did not appeal the judgment on the accounts receivable claim. TruServ appealed the judgment on Bess's counterclaim. On January 21, 2004, the Second District of the Illinois Appellate Court issued a decision reversing the portion of the Circuit Court's ruling that had refused to enforce the Moratorium. In validating the Moratorium, the Second District found that TruServ's capital was impaired, and held that TruServ "was prohibited from immediately remitting the redemption price for [Bess's] TruServ stock." The Second District also held that as of April 10, 2000 -- the effective date of the termination of Bess's membership -- Bess ceased to be a TruServ stockholder and thus was not subject to the loss allocation plan passed by resolution of the TruServ board of directors on August 29, 2000. On February 9, 2004, Bess filed a Petition For Rehearing in the Second District of the Illinois Appellate Court. On March 3, 2004 the Petition For Rehearing was denied.

TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 0-50% of the member's outstanding balance, in the event that a member defaults on their loan, after which the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $601 and $1,854 as of April 3, 2004 and March 29, 2003, respectively. The balance of $601 as of April 3, 2004 includes approximately $169 that will mature in fiscal 2004. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $60 relating to these guarantees.

Additionally, TruServ sold certain member note receivables to a third party in 2002, payment of which TruServ has fully guaranteed. TruServ is required to pay off 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these notes at April 3, 2004 and March 29, 2003 was $401 and $785, respectively. TruServ has recorded a liability and related receivable for $401 relating to these member notes, and carries a $40 reserve relating to these guarantees. The balance of $401 as of April 3, 2004 includes approximately $218 that will mature in fiscal 2004. The remaining guarantees will expire periodically through 2007.

TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its True Value paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

NOTE 9 - BENEFITS

Pensions Plans

The components of net periodic pension cost for TruServ administered pension plans were as follows for the quarter ended April 3, 2004 and March 29, 2003:

                                                2004       2003
                                               -------    -------
                                                ($ in thousands)
Components of net periodic pension cost:
       Service cost                            $ 1,400    $ 1,300
       Interest cost                             1,100      1,000
       Expected return on assets                (1,100)    (1,100)
       Amortization of prior service cost          100        100
       Amortization of actuarial loss/(gain)       300        200
       Settlement loss/(gain)                      500        900
                                               -------    -------
                 Net pension cost              $ 2,300    $ 2,400
                                               =======    =======

Contributions

TruServ expects to contribute $6,500 to its qualified pension plan and $1,550 to its supplemental retirement plan in 2004.

Retirement Medical Plan

The components of net periodic post-retirement benefit cost, was as follows for the quarter ended April 3, 2004 and March 29, 2003:

                                                                  2004        2003
                                                                 -------     -------
                                                                   ($ in thousands)
Component of net periodic post-retirement benefit cost:
     Interest cost                                               $   100     $   100
                                                                 -------     -------
     Net periodic benefit cost                                   $   100     $   100
                                                                 =======     =======

Contributions

TruServ expects to contribute $547 to its retirement medical plan to cover the cost of premiums and subsidies during 2004.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2003, TruServ adopted Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. In January 2003, the EITF clarified that this issue is effective for arrangements with vendors initiated on or after January 1, 2003. Most of TruServ's arrangements with vendors in 2003 were initiated before January 1, 2003 and did not have a material impact on first quarter of 2003. However, most arrangements with vendors in 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 has impacted the first quarter 2004 results of operations and financial position as net margin was negatively impacted in the first quarter of 2004 compared to the same period last year by $2,540. The first quarter of 2004 was impacted by the application of EITF 02-16 as vendor advertising funds are being earned in 2004 based on merchandise purchases and the vendor advertising funds are recognized in income when the merchandise is sold. In 2003, the vendor advertising funds were matched and recognized in net revenue when the advertising took place and the costs were incurred. Additionally, net revenue will be impacted by the application of EITF 02-16, as the advertising revenue that was recognized as the advertising occurred will now be classified as part of the cost of the product. Also impacting net revenue is the classification of monies earned for holding markets that are now considered a service to vendors and members. Monies earned from prior year markets were recorded as an offset in SG&A expenses and are now recorded into net revenue for 2004. Also, the expenses related to providing the markets were previously classified in SG&A expenses and are now classified in cost of revenue for 2004.

NOTE 11 - Deferred Stock Redemptions

Deferred stock redemptions are comprised of the aggregate net equity investments for each shareholder that has presented its stock for redemption and had such redemption deferred due to TruServ's declaration in March of 2000 of a moratorium on stock redemptions. These net equity investments are the aggregate par value of Class A common stock, Qualified Class B common stock and Nonqualified Class B common stock reduced by the aggregate amount that TruServ may legally offset to the Loss allocation, Accumulated deficit and Accounts receivable accounts. At the TruServ annual meeting on March 28, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004, provided that there does not occur a material adverse change in the financial position of the business or the operations of the business between March 28 and July 6, 2004.

As of April 3, 2004, the deferred stock redemption liability on TruServ's financial statements totals $35,721. As TruServ offsets amounts due by its members against amounts that it pays to the members on redemption of their stock, the deferred stock redemption liability is the aggregate value of the former members' equity investments after the offset of the loss allocation resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. In accordance with TruServ's By-Laws, TruServ intends to pay approximately $7,764 of the stock redemption liability in cash as soon as practical after it lifts the moratorium. TruServ intends to pay the balance of the redemption obligation in subordinated installment notes that would be payable in five equal annual installments and that would bear interest at the rate of 4.36%. The first installment payment of principal and interest of the subordinated installment notes would be due in December 2004, if TruServ lifts the moratorium. Therefore, TruServ would be required to pay in 2004, if it lifts the moratorium, approximately $13,355 that is classified under current liabilities in the balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands)

THIRTEEN WEEKS ENDED APRIL 3, 2004 COMPARED TO THIRTEEN WEEKS ENDED
MARCH 29, 2003

RESULTS OF OPERATIONS:

Overview

The first quarter of 2004 was yet another positive chapter in the TruServ turn around. This was the first quarter since 1999 that TruServ experienced a quarter over prior year quarter increase in revenue. TruServ also realized a $6,041 improvement year over year in the bottom line.

Revenue was up 10.4% versus first quarter last year. Revenue this year in the first quarter was $499,362 compared to $452,127 in the first quarter last year. The revenue increase was mainly generated from an increase in same store sales. Approximately one half of the same store sales increase relates to an additional four shipping days in the first quarter this year versus last year and the balance of the increase relates to an increase in existing member purchasing volume. The revenue impact of net participating member loss of $7,785 related to nonrecurrence of sales to members who left TruServ after the first quarter of 2003 net of new member sales. 103 members terminated their membership in the first quarter of 2004, which is the lowest level since the merger. Approximately 73.0% of these first quarter terminations were members who on average had warehouse and relay purchases less than $40 from TruServ in the full year 2003. When netted with new members in the quarter, TruServ's store count only dropped by 46 locations from 6,178 at year-end to 6,132. Management is seeing an increase in TruServ's success rate in converting new stores from the competition. The negative revenue impact from the net participating member loss was substantially offset by the classification of vendor dollars for supporting the Spring 2004 market as revenue, consistent with EITF 02-16.

TruServ had a profit in the first quarter this year of $2,124 compared to a net loss of $3,917 last year. The primary driver in the improved earnings is the effect of last year's refinancing. TruServ's interest expense for the quarter of $3,423 was down $5,786 from $9,209 a year ago. The favorable earnings from the higher revenue and the fact the spring market was held in the first quarter this year compared to the second quarter last year, was partially offset by higher employee medical expense and legal costs, plus the $2,540 negative impact of a new accounting rule regarding how certain monies from vendors are to be recorded. Included in the results were incremental wholesale price reductions to the members of $3,146, which were essentially funded by negotiated lower purchase prices.

TruServ's new revolving credit facility has performance pricing. This means TruServ can cause favorable and unfavorable adjustments to its credit facility interest rate based on the financial performance of TruServ. TruServ's financial performance for the fourth quarter of 2003 and the first quarter of 2004 has been such that TruServ has been able to lower its interest rate by 0.25% (from LIBOR + 2.25% to LIBOR + 2.0%). The rate was adjusted downward effective May 1, 2004. Going forward, this pricing adjustment will be determined each quarter.

As Spring is the busiest season for TruServ's members, it is the busiest season for TruServ and requires the highest use of working capital. Since year-end, and consistent with prior years' first quarter trends, TruServ's accounts receivable and inventory have risen as well as accounts payable and bank borrowings. TruServ's debt increased to $243,319 from $192,282 at year-end, to support a rise in inventory, and is up 6.0% compared to $229,620 at the end of the first quarter last year. The higher investment in inventory has generated a fill rate in the first quarter of 95.8%, which is the highest fill rate for a first quarter since the merger in 1997. Management continues to work to optimize TruServ's inventory investment and concurrently its fill rate to its members.

Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 13 weeks ending April 3, 2004 and March 29, 2003 follows:

                                                                                                         Gross
                                                         Net            % of Net       Gross            Margin %
                                                       Revenue          Revenue        Margin          of Revenue
                                                    ------------        --------    ------------       ---------
                                                                            ($ in thousands)
Thirteen weeks ended March 29, 2003 results         $    452,127          100.0%    $     43,885           9.7%
Same store sales:
      Warehouse and relay revenue                         26,197            5.8            4,499
      Vendor direct revenue                               16,615            3.7               93
      Paint Revenue                                        2,834            0.6              389
                                                    ------------        -------     ------------
        Net same store sales                              45,646           10.1            4,981
                                                    ------------        -------     ------------
Change in participating members:
      Terminated members:
          Warehouse and relay revenue                     (8,947)          (2.0)          (1,372)
          Vendor direct revenue                           (4,535)          (1.0)             (54)
          Paint Revenue                                     (680)          (0.2)            (324)
                                                    ------------        -------     ------------
            Net terminated members                       (14,162)          (3.2)          (1,750)
                                                    ------------        -------     ------------
      New members:
          Warehouse and relay revenue                      3,692            0.8              448
          Vendor direct revenue                            2,471            0.5               12
          Paint Revenue                                      214            0.1               78
                                                    ------------        -------     ------------
            Net new members                                6,377            1.4              538
                                                    ------------        -------     ------------
              Net change in participating members         (7,785)          (1.8)          (1,212)
                                                    ------------        -------     ------------
Advertising, transportation and other revenue              9,374            2.1            3,417
Indirect cost of revenue                                       -              -             (889)
                                                    ------------        -------     ------------
Total change                                              47,235           10.4            6,297
                                                    ------------        -------     ------------
Thirteen weeks ended April 3, 2004 results          $    499,362          110.4%    $     50,182          10.0%
                                                    ============        =======     ============

Net revenue for the 13 weeks ended April 3, 2004 totaled $499,362, an increase of $47,235, or 10.4%, as compared to the same period last year. The increase in net revenue was in the same store sales and advertising, transportation, and other revenue categories and was partially offset by a decline in the change in participating member sales category. TruServ's same store sales increased $45,646, or 10.1%, due to four additional shipping days in the first quarter of 2004, which represented approximately 50% of the increase, together with the impact of an improved economy, renewed member confidence in their business and in the co-op, as well as various co-op programs and initiatives to drive merchandise sales. Advertising, transportation and other revenue increased $9,374, or 2.1%, mainly due to the timing of TruServ's spring market held in the first quarter of 2004, as compared to the second quarter of 2003, and partially offset by the EITF 02-16 impact on vendor advertising fund recognition as disclosed in Note 10, "New Accounting Pronouncements." Offsetting the favorable net revenue variance was a net decline in TruServ's number of participating member retail outlets of 4.6%,as compared to the same period last year, which resulted in revenue reduction of $7,785, or 1.8%. Although there is a net decline in revenue from the change in participating members in the first quarter of 2004, this represents an improvement relative to the net decline of $25,606 experienced in the first quarter of 2003. Also, another factor reducing net revenue in the same store sales and change in participating member categories is a product price reduction that lowered revenue by an incremental $3,146, as compared to the first quarter of 2003.

Gross margin for the 13 weeks ended April 3, 2004 increased by $6,297, or 14.3%, as compared to the first quarter of 2003. Same store sales gross margin contributed $4,981 to the favorable variance due to the volume increase in same store sales, and was partially offset by lower paint margins due to costs incurred to implement the new "Color Made Simple" program. Advertising, transportation, and other gross margin was also favorably impacted mainly due to the timing of TruServ's spring market held in the first quarter of 2004, as compared to the second quarter of 2003, and was partially offset by the impact of EITF 02-16 which reduced margin $2,540, (See note 10, "New Accounting Pronouncements"). Another contributing factor reducing gross margin was the net decline in participating member outlets that lowered gross margin by $1,212. Although, the net decline in participating members caused a gross margin reduction, the trend shows improvements, as the first quarter of 2003 had a gross margin loss of $2,903 from a net decline in participating members. Also, indirect cost of revenue, which is comprised of freight-in, vendor rebates, cash discounts and other cost incurred to prepare goods for resale, offset the favorable gross margin by $889. This negative impact was mainly due to an increase in freight-in cost associated with the increase in global sourcing of products. The product price reduction did not impact gross margin as lower product acquisition cost from both domestic and global suppliers offset the product price reduction.

                                                       2004             2003          $ Expense Increase
                                                       ----             ----          ------------------
Logistics and manufacturing expenses                 $16,081           $16,010                $71

Logistics and manufacturing expenses increased by $71, or 0.4%, as compared to the same period last year. As the result of continuing cost reduction initiatives, TruServ was able to reduce its handling cost as a percent of warehouse sales and maintained expenses consistent with the same period last year despite a 7.9% increase in net warehouse and relay sales volume.

                                                       2004             2003          $ Expense Increase
                                                       ----             ----          ------------------
Selling, general and administrative expenses         $29,001          $23,080              $5,921

Selling, general and administrative ("SG&A") expenses increased $5,921, or 25.7%, as compared to the first quarter of 2003. The increase in SG&A expenses was partially due to higher health care costs, which reflects the upward trends in health care self-insurance costs in the first quarter compared to the same period last year. Also severance charges and professional fees that relate to higher litigation costs as well as professional work related to Sarbanes-Oxley preparation were higher in the first quarter compared to the same period last year.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Third party interest expense                         $2,022           $7,824               $(5,802)

Third party interest expense decreased $5,802, or 74.2%, as compared to the same period last year. Lower interest expense was achieved as TruServ completed the refinancing of its third party senior debt on August 29, 2003. The significant items that generated lower interest expense were the lower average interest rate savings of $3,709, the elimination of make-whole prepayment penalties of $1,452 and the lower bank fee amortization of $409.

                                                       2004             2003          $ Net margin Increase
                                                       ----             ----          ---------------------
Net margin/(loss)                                    $2,124          ($3,917)              $6,041

The quarter resulted in a net margin of $2,124, up from a net loss of $3,917 for the same period a year ago. The favorable increase in net margin of $6,041 is mainly due to the lower interest expense related to the August 29, 2003 refinancing of TruServ's third party debt. Other significant impacts to net margin / (loss) were the timing of TruServ's market and increased sales volume partially offset by the effects of EITF 02-16, as well as increased health insurance, professional fees and severance charges.

LIQUIDITY AND CAPITAL RESOURCES:

The information provided below, which should be read in conjunction with the information in TruServ's Annual Report on Form 10-K for the year ended December 31, 2003, describes TruServ's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of TruServ's liquidity.

TruServ used cash from operating activities for the 13 weeks ended April 3, 2004 of $29,969, as compared to generating cash of $27,251 for the 13 weeks ended March 29, 2003. TruServ's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for the co-op and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The increase in accounts receivable and inventory from fiscal year end is partially matched by the increase in accounts payable. The cash needed to meet the future payments for accounts payable will be provided by the cash generated from collections on accounts receivable and from the future sale of inventory. The unfavorable change in cash related to operating activities was mainly due to increased accounts receivable from higher sales volume and a higher days sales outstanding due to offering members an extension on terms through various programs compared to the same period last year.

Inventory as of April 3, 2004 is $334,969, up $58,244 since the beginning of the year. This increase in the first quarter of 2004 is comparable to the first quarter of 2003. Inventory as compared to the same period last year is up $42,142, as TruServ maintained the increased level of inventory that existed at the end of 2003. The increased inventory levels over the same period last year was primarily due to the expansion of the merchandise assortment available through the TruServ distribution centers. TruServ increased its stockkeeping unit ("SKU") count 9.4%, to approximately 71,000 SKUs. An additional factor is the timing of TruServ's spring market, as the spring market was held in the first quarter of 2004 and was held in the second quarter of 2003. Also, TruServ's first quarter 2004 inventory levels reflect the impact of additional lead times related to increased importing of product. Accounts payable did not increase at the same level in the first quarter of 2004, as compared to the first quarter of 2003, as increased global sourcing of products requires TruServ to pay earlier for merchandise. Also, first quarter 2004 payments related to increased inventory that TruServ had acquired late in the fourth quarter of 2003 lowered TruServ's accounts payable balance.

TruServ used cash from investing activities of $1,597 for the 13 weeks ended April 3, 2004, as compared to $637 of cash generated for the same period last year. This is mainly due to additions to properties owned using cash of $1,704, which is up from $745 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters.

TruServ used cash generated from its financing activities of $28,493 to fund its seasonal need for operating activities and its financing activities. The cash was generated from increased borrowings of $50,200 from the Bank Facility. The interest rate for the initial term of the Bank Facility through April 30, 2004 was a variable rate (at TruServ's option) of LIBOR plus 2.25% or the prime rate plus 0.25%. The unused commitment fee is 0.375%. As of April 3, 2004, the weighted average interest rate was 3.42%. Letters of credit issued under the Bank Facility have a fee of 2.25%. Under the terms of the Bank Facility agreement, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. Based on this performance pricing grid, TruServ achieved improved variable pricing for the quarter and therefore, effective May 1, 2004, TruServ's variable interest rate will be LIBOR plus 2.0% or the prime rate and letters of credit will carry fees of 2.0%.

The Bank Facility has no financial covenants, unless average daily excess availability for the last 60 days of each quarter drops below $35,000. As of April 3, 2004, TruServ's average excess availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to a maximum fixed charge coverage ratio of 1.1 to 1.0. Additionally, TruServ is required to maintain $15,000 of excess availability at all times. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at April 3, 2004 less the aggregate of outstanding borrowings of $181,800, together with letters of credit and reserves of $14,167, was $79,033. As of April 3, 2004 TruServ is in compliance with all terms and conditions of the Bank Facility.

In the 13 weeks ended April 3, 2004, TruServ had a net decrease in cash and cash equivalents of $3,073. At April 3, 2004, TruServ's working capital was $67,881, as compared to $50,602 at December 31, 2003. The current ratio was 1.12 at April 3, 2004, as compared to 1.11 at December 31, 2003.

TruServ believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2004. At April 3, 2004, TruServ has $20,471 of required payments during the next twelve months. The required payments consist of $19,778 of member subordinated and installments notes and $693 of capital leases and other. Historically, a minimum of 50% of the member subordinated notes have been renewed, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%. The remaining $96,800 in current maturities of long-term debt, notes, borrowings and capital lease obligations is the current portion of the Bank Facility that reflects the seasonality of TruServ's business (See Note 6 "Debt"). The current and long-term portions of the Bank Facility do not have any required payments until 2007.

CASH REQUIREMENTS:

Below is the current schedule of the expected cash outflows necessary to meet financial commitments existing as of April 3, 2004 and thereafter:

                                                                        2005 &         2007 &
                                                         2004           2006           2008        Thereafter       Total
                                                     ------------   ------------   ------------   ------------   ------------
                                                                                 ($ in thousands)
Bank Facility(1)                                     $     96,800   $          -   $     85,000   $          -   $    181,800
Promissory (subordinated) and installment notes(2)         19,778         39,922              -              -         59,700
Capital lease obligations                                     764            927            300              -          1,991
Operating lease obligations                                24,546         53,470         46,506        238,793        363,315
Purchase obligations(3)                                    72,653              -              -              -         72,653
Redeemable non-qualified Class B non-voting
     common stock                                               -              -              -         22,402         22,402
Deferred stock redemption(4)                               13,355         11,183         11,183              -         35,721
                                                     ------------   ------------   ------------   ------------   ------------
Total                                                $    227,896   $    105,502   $    142,989   $    261,195   $    737,582
                                                     ============   ============   ============   ============   ============

(1) The amount shown due in 2004 represents management's estimate of the amount necessary to reduce the outstanding balance to the expected lowest level of borrowings during the next twelve months. There are no required payments until the maturity of the Bank Facility in August 2007.

(2) The amounts shown are scheduled payments; however, historically a minimum of 50% of the promissory (subordinated) notes have been renewed, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%.

(3) Purchase obligations are typically short-term and fluctuate with the seasonality of TruServ's business. Also purchase obligations are continuously replaced throughout the year with new purchase obligations as existing purchase obligations are received into inventory.

(4) At the TruServ annual meeting on March 28, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004, provided that there does not occur a material adverse change in the financial condition or the operations of the business between March 28 and July 6, 2004. TruServ intends to pay approximately $7,764 of the stock redemption liability in cash as soon as practical after it lifts the moratorium. TruServ intends to pay the balance of the redemption obligation in subordinated installment notes that would be payable in five equal annual installments and that would bear interest at the rate of 4.36%. The first installment payment of principal and interest of the subordinated installment notes would be due in December 2004, if it lifts the moratorium. Therefore, TruServ would be required to pay in 2004, if it lifts the moratorium, approximately $13,355.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
($ in thousands)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt, which had approximately $181,800 outstanding at April 3, 2004. A 50 basis point movement in interest rates would result in an approximate $909 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at April 3, 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

TruServ's Chief Executive Officer and Chief Financial Officer have concluded that as of April 3, 2004 TruServ's disclosure controls and procedures are effective. There has been no change in TruServ's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during TruServ's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TruServ's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

BESS ACTION

      In May 2000, TruServ filed a complaint in the Circuit Court of McHenry County, Illinois against Bess Hardware and Sports, Inc., ("Bess") to recover an accounts receivable balance in excess of $400. Bess filed a counterclaim, seeking a setoff against its accounts receivable balance for the par redemption value of Bess's shares of TruServ Stock. Bess contested the validity of a March 17, 2000 corporate resolution declaring a moratorium on the redemption of all TruServ capital stock, as well as an allocation of Bess' proportionate share of the loss, which TruServ declared for its fiscal year 1999. On August 6, 2003, the Circuit Court entered judgment in favor of TruServ on its accounts receivable claim in the amount of $392, and entered judgment in favor of Bess on its counterclaim. Bess did not appeal the judgment on the accounts receivable claim. TruServ appealed the judgment on Bess's counterclaim. On January 21, 2004, the Second District of the Illinois Appellate Court issued a decision reversing the portion of the Circuit Court's ruling that had refused to enforce the Moratorium. In validating the Moratorium, the Second District found that TruServ's capital was impaired, and held that TruServ "was prohibited from immediately remitting the redemption price for [Bess's] TruServ stock". The Second District also held that as of April 10, 2000 -- the effective date of the termination of Bess's membership -- Bess ceased to be a TruServ stockholder and thus was not subject to the loss allocation plan passed by resolution of the TruServ board of directors on August 29, 2000. On February 9, 2004, Bess filed a Petition For Rehearing in the Second District of the Illinois Appellate Court. On March 3, 2004 the Petition For Rehearing was denied.

CLAIMS AGAINST ERNST & YOUNG LLP

      TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful, and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending. Hearings are currently scheduled to begin in the fall of 2004. Recoveries under this matter, if any, may be subrogated to the rights of TruServ's insurer to the extent that it has made payments to or on behalf of TruServ associated with the 1999 loss.

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

At the TruServ annual meeting on March 28, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004, provided that there does not occur a material adverse change in the financial condition or the operations of the business between March 28 and July 6, 2004.

As of April 3, 2004, the deferred stock redemption liability on TruServ's financial statements totals $35,721. As TruServ offsets amounts due by its members against amounts that it pays to the members on redemption of their stock, the deferred stock redemption liability is the aggregate value of the former members' equity investments after the offset of the loss allocation resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. Details are as follows:

 Fair Value of Stock Presented for Redemption but Deferred due to the Moratorium

Class A common stock                                                                     $ 19,812
Non-qualified Class B common stock                                                         11,467
                                                                                         --------
      Amounts historically paid out at time of redemption                                                 31,279

Qualified Class B common stock (historically paid out by means of a five-year
      subordinated installment note)                                                                      51,637
                                                                                                       ---------
      Gross par value of stock presented for redemption but deferred
        due to the moratorium                                                                             82,916

Reductions due to legal right of offsets:
      1999 loss allocations                                                               (29,223)
      2001 loss allocable to terminated members                                           (10,971)
      Accounts receivable owed by terminated members                                       (7,001)
                                                                                         --------
        Reductions due to legal right of offsets                                                         (47,195)
                                                                                                       ---------
        Fair value of stock presented for redemption but deferred
          due to the moratorium                                                                        $  35,721
                                                                                                       =========

In accordance with TruServ's By-Laws, TruServ intends to pay approximately $7,764 of the stock redemption liability in cash as soon as practical after it lifts the moratorium. TruServ intends to pay the balance of the redemption obligation in subordinated installment notes that would be payable in five equal annual installments and that would bear interest at the rate of 4.36%. The first installment payment of principal and interest of the subordinated installment notes would be due in December 2004, if TruServ lifts the moratorium. Therefore, TruServ would be required to pay in 2004, if it lifts the moratorium, approximately $13,355.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the company's Annual Meeting of Stockholders held on March 28, 2004, the election results were as follows:

      1.    Election of directors for a term of one year:

                                     Votes for        Votes Withheld
Bryan R. Ableidinger                  168,780              6,540
Laurence L. Anderson                  167,820              7,500
Michael S. Glode                      168,960              6,360
Thomas S. Hanemann                    168,000              7,320
Judith S. Harrison                    168,060              7,260
Pamela Forbes Lieberman               168,120              7,200
Kenneth A. Niefeld                    168,840              6,480
David Y. Schwartz                     167,580              7,740
Gilbert L. Wachsman                   167,940              7,380
Brian A. Webb                         168,780              6,540
Charles W. Welch                      168,840              6,480

      2. Appointment of PricewaterhouseCoopers LLP as the company's independent accountant for fiscal 2004.

                            For        Against           Abstain
                            ---        -------           -------
                           168,180       3,660             3,480

      3.    Approval of proxy authorization to vote on other business:

                            For        Against           Abstain
                            ---        -------           -------
                           158,400       8,280             8,640

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  Exhibit 10-A Retail Member Agreement with TruServ Corporation

                  Exhibit 10-B International Retail Member Agreement with
                               TruServ Corporation

                  Exhibit 10-C Undesignated Retail Member Agreement with TruServ
                               Corporation

                  Exhibit 31.1 Section 302 Certification (Chief Executive
                  Officer)

                  Exhibit 31.2 Section 302 Certification (Chief Financial
                  Officer)

                  Exhibit 32.1 Section 906 Certification (Chief Executive Officer and Chief Financial Officer)

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed on February 27, 2003 regarding TruServ's fiscal year 2003 earnings.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRUSERV CORPORATION

Date: May 13, 2004               By /s/ DAVID A. SHADDUCK
                                 -----------------------------------
                                 David A. Shadduck
                                 Senior Vice President and
                                 Chief Financial Officer