Form 10-Q
period 2004-07-03
TRUSERV CORP
filed 2004-08-13
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED July 3, 2004 OR

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

The number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2004.

Class A Common Stock, $100 Par Value.................    360,900 Shares
Class B Common Stock, $100 Par Value.................  1,343,673 Shares

                          ITEM 1. FINANCIAL STATEMENTS
                 ($ in thousands - except per share information)


                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                     ASSETS


                                                                          July 3,   December 31,
                                                                           2004         2003
                                                                         --------   -----------
Current assets:
     Cash and cash equivalents                                           $  8,417     $  9,234
     Accounts and notes receivable, net of allowance for doubtful
         accounts of $7,220 and $8,395                                    260,452      203,010
     Inventories                                                          275,742      276,725
     Other current assets                                                  15,475       18,225
                                                                         --------     --------
         Total current assets                                             560,086      507,194

Properties, net of accumulated depreciation of $288,907 and $283,233       71,586       73,055
Goodwill, net                                                              91,474       91,474
Other assets                                                                8,441        9,737
                                                                         --------     --------

         Total assets                                                    $731,587     $681,460
                                                                         ========     ========




            See Notes to Condensed Consolidated Financial Statements.

                     LIABILITIES AND MEMBERS' CAPITALIZATION


                                                                                      July 3,      December 31,
                                                                                       2004           2003
                                                                                     ---------     -----------
Current liabilities:
     Accounts payable                                                                $ 287,757      $ 238,180
     Drafts payable                                                                     40,488         44,540
     Accrued expenses                                                                   66,197         72,931
     Current maturities of long-term debt, notes, borrowings and capital
         lease obligations                                                              80,978         91,958
     Patronage dividend payable in cash                                                  5,673          8,983
                                                                                     ---------      ---------
         Total current liabilities                                                     481,093        456,592
                                                                                     ---------      ---------

Long-term liabilities and deferred credits:
     Long-term debt, including capital lease obligations, less current
         maturities                                                                    149,592        100,324
     Deferred gain on sale leaseback                                                    48,600         50,135
     Other long-term liabilities                                                        16,601         13,656
     Deferred stock redemptions                                                              -         33,725
     Redeemable nonqualified Class B non-voting common stock,
         $100 par value; 220,961 and 231,392 shares issued and fully paid               22,096         23,139
                                                                                     ---------      ---------
         Total long-term liabilities and deferred credits                              236,889        220,979
                                                                                     ---------      ---------

         Total liabilities and deferred credits                                        717,982        677,571
                                                                                     ---------      ---------

Commitments and contingencies                                                                -              -

Members' equity:
     Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 297,420 and 304,560 shares issued and fully paid; 8,400 and
         9,840 shares issued (net of subscriptions receivable of $306 and $112)         30,276         31,440
     Redeemable qualified Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized;
         908,488 and 952,436 shares issued and fully paid                               92,148         96,542
     Loss allocation                                                                   (28,619)       (40,502)
     Deferred patronage                                                                (24,672)       (25,045)
     Accumulated deficit                                                               (53,549)       (56,567)
     Accumulated other comprehensive loss                                               (1,979)        (1,979)
                                                                                     ---------      ---------
         Total members' equity                                                          13,605          3,889
                                                                                     ---------      ---------

         Total liabilities and members' equity                                       $ 731,587      $ 681,460
                                                                                     =========      =========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)


                                                         For the thirteen weeks ended           For the twenty-six weeks ended
                                                          July 3,             June 28,            July 3,             June 28,
                                                           2004                 2003               2004                 2003
                                                        -----------         -----------         -----------         -----------
Net revenue                                             $   575,345         $   573,162         $ 1,074,707         $ 1,025,289
Cost of revenue                                             513,205             505,296             962,385             913,538
                                                        -----------         -----------         -----------         -----------
Gross Margin                                                 62,140              67,866             112,322             111,751
Operating expenses:
     Logistics and manufacturing expenses                    16,717              18,483              32,798              34,493
     Selling, general and adminstrative expenses             25,788              21,510              54,790              44,590
     Other income, net                                         (565)             (7,275)             (1,063)             (7,856)
                                                        -----------         -----------         -----------         -----------

Operating Income                                             20,200              35,148              25,797              40,524
     Interest expense to members                              1,350               1,430               2,751               2,815
     Third party interest expense                             1,876               8,959               3,898              16,783
                                                        -----------         -----------         -----------         -----------

Net margin before income taxes                               16,974              24,759              19,148              20,926
Income tax expense                                               59                  62                 109                 146
                                                        -----------         -----------         -----------         -----------

Net margin                                              $    16,915         $    24,697         $    19,039         $    20,780
                                                        ===========         ===========         ===========         ===========




            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                For the twenty-six weeks ended
                                                                    July 3,         June 28,
                                                                     2004             2003
                                                                   --------         --------
Operating activities:
     Net margin                                                    $ 19,039         $ 20,780
     Adjustments to reconcile net margin to cash and cash
         equivalents provided by operating activities:
         Depreciation and amortization                                8,967           14,198
         Allowance for doubtful accounts                               (457)          (1,072)
         Restructuring charges and other related expenses                 -              508
         (Gain) / loss on sale of assets                                (75)             209
         Provision for inventory reserves                             6,465            3,854
         Amortization of deferred gain on sale leaseback             (1,375)          (1,297)
         Net change in working capital components                   (14,637)          (9,036)
                                                                   --------         --------
     Net cash and cash equivalents provided by
         operating activities                                        17,927           28,144
                                                                   --------         --------
Investing activities:
     Additions to properties                                         (5,935)          (2,207)
     Proceeds from sale of properties                                   240              172
     Changes in restricted cash                                           -              418
     Changes in other assets                                            229            1,379
                                                                   --------         --------
     Net cash and cash equivalents used for
         investing activities                                        (5,466)            (238)
                                                                   --------         --------

Financing activities:
     Payment of patronage dividend                                   (8,437)          (5,761)
     Payment of notes, long-term debt and lease obligations            (327)          (8,498)
     Increase / (decrease) in drafts payable                         (4,052)          21,174
     Decrease in revolving credit facilities, net                      (900)         (27,852)
     Proceeds from Class A common stock subscription
         receivable                                                     438               20
                                                                   --------         --------
     Net cash and cash equivalents used for
         financing activities                                       (13,278)         (20,917)
                                                                   --------         --------

     Net increase / (decrease) in cash and cash equivalents            (817)           6,989
     Cash and cash equivalents at beginning of period                 9,234            9,001
                                                                   --------         --------
     Cash and cash equivalents at end of period                    $  8,417         $ 15,990
                                                                   ========         ========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ in thousands)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at July 3, 2004, the condensed consolidated statement of operations for the thirteen weeks and twenty-six weeks ended July 3, 2004 and June 28, 2003, and the condensed consolidated statement of cash flows for the twenty-six weeks ended July 3, 2004 and June 28, 2003 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 included in TruServ's 2003 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the six-month period ended July 3, 2004 was $5,645, which was 30% of the first six month's estimated patronage income of $18,818. The estimated cash portion of the patronage dividend for the corresponding period for 2003 was $6,190, which was also 30% of the estimated patronage income of $20,632. TruServ's By-Laws and Internal Revenue Service regulations require that the payment of at least 20% of patronage dividends be in cash. In the past, TruServ paid the remainder primarily through the issuance of Class B common stock (in both qualified and nonqualified written notices of allocation, as those terms are used in the Internal Revenue Code); and in certain cases, TruServ paid a small portion of the dividend by means of Promissory (subordinated) notes. For 2004, to the extent TruServ declares a patronage dividend, it intends to issue, in 2005, the non-cash portion of the dividend in the form of Qualified Class B common stock, and, in the case of those members who have loss allocation accounts, to apply the value of the Qualified Class B common stock to reduce such account balances (see Note 4 below). TruServ currently estimates that 50% of the non-cash portion of the patronage dividend will be applied to the Loss allocation account and has accordingly recorded $6,586 of the estimated patronage dividend in the Loss allocation account. TruServ estimates the remainder will be issued as Redeemable qualified Class B non-voting common stock and has left that amount in Accumulated deficit until the shares are issued with the patronage dividend. To the extent TruServ declares a patronage dividend, it is allowed a deduction in that amount to determine taxable income. Based on the estimated patronage dividend, the U.S. federal effective income tax rate is 0%.

NOTE 4 - LOSS ALLOCATION TO MEMBERS

During the third quarter of 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded in the Accumulated Deficit account. TruServ has allocated and distributed the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate equity investment relative to the total equity investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The Loss allocation account will be satisfied, on a member-by-member basis, by applying the portion of future non-cash patronage dividends as a reduction to the Loss allocation account until fully satisfied. The Loss allocation amount may also be satisfied, on a member-by-member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the Loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of TruServ, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

The board of directors determined that TruServ would retain the 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the 2001 loss that has been retained in the Accumulated deficit account. The 2001 loss was allocated based upon both the member's proportionate stock investment, net of any 1999 loss allocation account, and also based on the member's purchases from TruServ in 2001. No member was allocated a loss amount greater than its net equity investments held as of year-end 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

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

NOTE 5 - INVENTORIES

                                                 July 3,         December 31,
                                                  2004              2003
                                                ---------        -----------
Manufacturing inventories:
      Raw materials                             $   2,593         $   1,979
      Work-in-process and finished goods           28,530            19,020
      Manufacturing inventory reserves             (1,000)             (258)
                                                ---------         ---------
                                                   30,123            20,741
                                                ---------         ---------
Merchandise inventories:
      Warehouse inventory                         253,160           262,444
      Merchandise inventory reserves               (7,541)           (6,460)
                                                ---------         ---------
                                                  245,619           255,984
                                                ---------         ---------

      Total                                     $ 275,742         $ 276,725
                                                =========         =========


Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at July 3, 2004 and December 31, 2003 was $18,768 and $18,386, respectively.

NOTE 6 - DEBT

On August 29, 2003, TruServ entered into a new four-year $275,000 asset based revolving credit facility (the "Bank Facility"). The Bank Facility was used to refinance the existing third party senior debt. The interest rate for the initial term of the Bank Facility through April 30, 2004 was a variable rate (at TruServ's option) of the London Interbank Offering Rate ("LIBOR") plus 2.25% or the prime rate plus 0.25%. Letters of credit issued under the Bank Facility originally carried a fee of 2.25%. Under the terms of the Bank Facility, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. Based on this performance pricing grid, TruServ achieved improved variable pricing after the first and second quarters of 2004. Effective May 1, 2004 and at least through October 2004, TruServ's variable interest rate became LIBOR plus 2.0% or the prime rate and letters of credit will carry fees of 2.0%. The unused commitment fee is 0.375%. As of July 3, 2004, the weighted average interest rate was 3.87%. Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by TruServ over the four-year term.

The Bank Facility has no financial covenants, unless average daily excess availability for the last 60 days of each quarter drops below $35,000. As of July 3, 2004, TruServ's average excess availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to a maximum fixed charge coverage ratio of 1.1 to 1.0. Additionally, TruServ is required to maintain $15,000 of excess availability at all times. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at July 3, 2004 was $122,601, as TruServ had outstanding borrowings of $130,700 and letters of credit and reserves of $21,699. As of July 3, 2004, TruServ is in compliance with all terms and conditions of the Bank Facility.

At July 3, 2004, TruServ had Current maturities of long-term debt, notes, borrowings and capital lease obligations of $80,978. Only $35,278 of this amount has required payments during the next twelve months and the remaining $45,700 is the current portion of the Bank Facility and as explained below reflects the seasonality of TruServ's business. The required payments consist of $14,859 of subordinated installment notes, of which $14,670 have been reclassified from Deferred stock redemptions due to the lifting of the moratorium (See Note 12 to the Financial Statements in Item 1, "Rescinding of the Moratorium"), $19,724 of subordinated promissory notes and $695 of capital leases. Historically, a minimum of 50% of the subordinated promissory notes have been renewed, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%. The current and long-term portions of the Bank Facility do not have any required payments until 2007. At July 3, 2004, TruServ had $130,700 in revolving credit loans, of which $45,700 is included in Current maturities of long-term debt, notes and capital lease obligations, and $85,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on management's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the lowest level of borrowings during the next twelve months.

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

                                              Thirteen weeks ended July 3, 2004
                                       -----------------------------------------------
                                                                          Consolidated
                                         Hardware          Paint             Totals
                                       -----------------------------------------------
Net sales to external customers        $  542,617        $   32,728        $  575,345
Interest expense                            2,673               553             3,226
Depreciation and amortization               4,027               344             4,371
Segment net margin                         13,875             3,040            16,915


                                              Thirteen weeks ended June 28, 2003
                                       -----------------------------------------------
                                                                          Consolidated
                                         Hardware          Paint             Totals
                                       -----------------------------------------------
Net sales to external customers        $  541,014        $   32,148        $  573,162
Interest expense                            8,730             1,659            10,389
Depreciation and amortization               6,686               365             7,051
Segment net margin                         20,970             3,727            24,697


                                             Twenty-six weeks ended July 3, 2004
                                       -----------------------------------------------
                                                                          Consolidated
                                         Hardware          Paint             Totals
                                       -----------------------------------------------
Net sales to external customers        $1,019,212        $   55,495        $1,074,707
Interest expense                            5,558             1,091             6,649
Depreciation and amortization               8,279               688             8,967
Segment net margin                         12,167             6,872            19,039


                                             Twenty-six weeks ended June 28, 2003
                                       -----------------------------------------------
                                                                          Consolidated
                                         Hardware          Paint             Totals
                                       -----------------------------------------------
Net sales to external customers        $  972,743        $   52,546        $1,025,289
Interest expense                           16,468             3,130            19,598
Depreciation and amortization              13,470               728            14,198
Segment net margin                         15,163             5,617            20,780


NOTE 8 - COMMITMENTS AND CONTINGENCIES

On February 12, 2003, a former TruServ member, Flegles Inc. ("Flegles"), filed suit against TruServ in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that TruServ is liable to Flegles for the role TruServ played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found TruServ liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. TruServ believes that the verdict was rendered in error and intends to vigorously pursue post-trial motions before the Circuit Court including a request that the verdict be set aside or that TruServ be awarded a new trial. If necessary, TruServ will pursue that relief in a higher court.

TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 0-50% of the member's outstanding balance, in the event that a member defaults on its loan, after which the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $509 and $1,215 as of July 3, 2004 and June 28, 2003, respectively. The balance of $509 as of July 3, 2004 includes approximately $128 that will mature in fiscal 2004. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $51 relating to these guarantees.

Additionally, TruServ sold certain member note receivables to a third party in 2002, payment of which TruServ has fully guaranteed. TruServ is required to pay off 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these notes at July 3, 2004 and June 28, 2003 was $347 and $633, respectively. TruServ has recorded a liability and related receivable for $347 relating to these member notes, and carries a $35 reserve relating to these guarantees. The balance of $347 as of July 3, 2004 includes approximately $204 that will mature in fiscal 2004. The remaining guarantees will expire periodically through 2007.

TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its True Value paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

NOTE 9 - BENEFITS

Pensions Plans

The components of net periodic pension cost for TruServ administered pension plans were as follows for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003:

                                             For the thirteen weeks ended    For the twenty-six weeks ended
                                                July 3,         June 28,        July 3,         June 28,
                                                 2004             2003           2004             2003
                                                -------         -------         -------         -------
Components of net periodic pension cost:
     Service cost                               $ 1,500         $ 1,300         $ 2,900         $ 2,600
     Interest cost                                1,000           1,000           2,100           2,000
     Expected return on assets                   (1,100)         (1,000)         (2,200)         (2,100)
     Amortization of transition assets                -            (100)              -            (100)
     Amortization of prior service cost            (200)              -            (100)            100
     Amortization of actuarial loss                 400             300             700             500
     Settlement loss                              1,200           1,000           1,700           1,900
                                                -------         -------         -------         -------
               Net pension cost                 $ 2,800         $ 2,500         $ 5,100         $ 4,900
                                                =======         =======         =======         =======



Contributions

TruServ expects to contribute approximately $3,800 to its qualified pension plan and $1,600 to its supplemental retirement plan in 2004. As of July 3, 2004, TruServ had not made a contribution to its qualified plan and had contributed $1,429 to its supplemental retirement plan.

Retirement Medical Plan

The components of net periodic post-retirement benefit cost were as follows for the thirteen and twenty-six weeks ended July 3, 2004 and June 28, 2003:

                                                         For the thirteen weeks ended     For the twenty-six weeks ended
                                                             July 3,     June 28,            July 3,           June 28,
                                                               2004        2003               2004              2003
                                                             -------     --------           --------           -------
Component of net periodic post-retirement benefit cost:
     Interest cost                                             $100        $100               $200               $200
                                                               ----        ----               ----               ----
     Net periodic benefit cost                                 $100        $100               $200               $200
                                                               ====        ====               ====               ====


Contributions

TruServ expects to contribute $500 to its retirement medical plan to cover the cost of premiums and subsidies during 2004. As of July 3, 2004, TruServ estimated that it had contributed approximately 50% of the expected 2004 contribution to its retirement medical plan.

NOTE 10 - OTHER INCOME, NET

Effective April 21, 2003, TruServ terminated certain non-compete, cooperation, and trademark and license agreements entered into with Builder Marts of America, Inc. ("BMA") on December 29, 2000, in connection with the sale of the lumber and building materials business. In consideration for the termination of these agreements, TruServ agreed to give up its equity option and its position on the board of directors of BMA. These agreements had deferred credits related to them that were being amortized to income over the lives of the underlying agreements, which were generally 5-10 years. The termination of these agreements resulted in TruServ recognizing the unamortized credits, which constituted approximately $7,100 of income in the second quarter of 2003.

NOTE 11 - CONSIDERATION GIVEN BY A VENDOR

On January 1, 2003, TruServ adopted Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. In January 2003, the EITF clarified that this issue is effective for arrangements with vendors initiated on or after January 1, 2003. Most of TruServ's arrangements with vendors in 2003 were initiated before January 1, 2003 and did not have a material impact on the first half of 2003. However, most arrangements with vendors for 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 has impacted the first half 2004 results of operations and financial position as net margin was negatively impacted in the first half of 2004 compared to the same period last year by $1,181. The first half of 2004 was impacted by the application of EITF 02-16 as vendor advertising funds are being earned in 2004 based on merchandise purchases and the vendor advertising funds are recognized in income when the merchandise is sold. In 2003, the vendor advertising funds were matched and recognized in net revenue when the advertising took place and the costs were incurred. Additionally, net revenue will be impacted by the application of EITF 02-16, as the advertising revenue that was recognized as the advertising occurred will now be classified as part of the cost of the product. Also impacting net revenue is the classification of monies earned for holding markets that are now considered a service to vendors and members. Monies earned from prior year markets were recorded as an offset in SG&A expenses and are now recorded into net revenue for 2004. Also, the expenses related to providing the markets were previously classified in SG&A expenses and are now classified in cost of revenue for 2004.

NOTE 12 - RESCINDING OF THE MORATORIUM

On June 29, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004. In accordance with TruServ's By-Laws, TruServ intends to pay approximately $8,746 of the stock redemption liability in cash in the third quarter of 2004. TruServ intends to pay the balance of the redemption obligation in subordinated installment notes that would be payable in five equal annual installments and that would bear interest at the rate of 4.36%, paid annually on December 31. The first installment payment of principal and interest on the subordinated installment notes would be due in December 2004. As of July 3, 2004, TruServ has reclassified the Deferred stock redemptions of $14,670 in Current maturities of long-term debt, notes, borrowings and capital lease obligations and $23,694 in Long-term debt, including capital lease obligations, less current maturities.

Deferred stock redemptions were comprised of the aggregate net equity investments for each shareholder that has discontinued its purchasing activities with TruServ and requested its stock be redeemed and had such redemption deferred due to TruServ's declaration in March of 2000 of a moratorium on stock redemptions. These net equity investments are the aggregate par value of Class A common stock, qualified Class B common stock and nonqualified Class B common stock reduced by the aggregate amount that TruServ may legally offset to the Loss allocation, Accumulated deficit and Accounts and notes receivable accounts.

In accordance with the stipulation of settlement of the Derivative Action, TruServ recorded the settlement by increasing Retained deficit by $5,000, reducing the Loss allocation account for current members by approximately $2,991, and increasing the deferred stock redemptions of former members by approximately $1,662 and paying cash to members or reducing their outstanding accounts receivable balance by $347. The stipulation of settlement stated, at the time as TruServ's board of directors determines that it is in the best interests of TruServ to lift the moratorium on stock redemptions, the Loss allocation accounts for all current and former members who are parties to the stipulation of settlement will be reduced by approximately $5,000 on a pro rata basis.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation. FSP FAS 106-2 is effective as of the first interim period beginning after June 15, 2004. TruServ is currently evaluating the impact this standard will have on its financial statements, but does not expect the impact of its adoption to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands)

Overview

The second quarter of 2004 continued TruServ's positive turn around, as the second quarter added to the first quarter's revenue increase over the prior year. Revenue was up $2,183 or 0.4% in the second quarter and $49,418 or 4.8% in the first half, each as compared to last year. Approximately 50% of the increased sales in the first half of 2004 are related to the existence of four extra shipping days in the first half of 2004 compared to the same period in 2003. A significant portion of the increase in 2004 generated from the extra shipping days will be offset by year end, as there will be three less shipping days in December 2004 as compared to December 2003. This shift in shipping days is due to TruServ's interim accounting periods not coinciding with calendar months.

In the second quarter, 37 new members were signed up with TruServ, bringing the first half 2004 total of new member signings to 87. Seventy members terminated their membership in TruServ in the second quarter of 2004, bringing the first half 2004 membership termination total to 166, which is the lowest level of terminations since the merger in 1997. Approximately 65.7% of these second quarter terminations and 70.0% of the year-to-date terminations were members who on average had warehouse and relay purchases of less than $40 from TruServ in the full year 2003. When member terminations are offset against member additions, TruServ's store count dropped by 33 locations in the second quarter and 79 locations in the first half 2004 to a total of 6,099. Management is continuing to see an increase in TruServ's success rate in attracting new stores away from other hardware cooperatives.

TruServ had a profit in the second quarter this year of $16,915 compared to a net profit of $24,697 last year, bringing the profit in the first half of 2004 to $19,039 compared to a net profit of $20,780 in 2003. The primary driver impacting both the second quarter and first half net margin variance was the $7,100 income effect in the second quarter of 2003 related to the early termination of various agreements associated with the December 2000 sale of the lumber business to BMA. Another impact to net margin is the lower interest expense in 2004 related to the August 29, 2003 refinancing of TruServ's third party debt. The favorable earnings effect, which would have been expected from higher sales in 2004, was more than offset by increased inventory reserve provisions and higher labor and medical costs.

TruServ's new revolving credit facility has performance pricing. This means TruServ can cause favorable and unfavorable adjustments to its credit facility interest rate based on its financial performance. TruServ's financial performance for the first and second quarters of 2004 have been such that TruServ has been able to lower its interest rate by 0.25% (from LIBOR + 2.25% to LIBOR + 2.0%). The rate was adjusted downward effective May 1, 2004. The rate will be determined each quarter. The favorable rate adjustment due to TruServ's performance was offset in 2004 by increases in underlying LIBOR due to normal fluctuations in market conditions.

On June 29, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004. Amounts due to terminated members aggregating $38,364 were reclassified from Deferred stock redemptions to Debt ($14,670 in Current maturities of long-term debt, notes, borrowings and capital lease obligations and $23,694 in Long-term debt, including capital lease obligations, less current maturities).

THIRTEEN WEEKS ENDED JULY 3, 2004 COMPARED TO THIRTEEN WEEKS ENDED JUNE 28, 2003

RESULTS OF OPERATIONS:

Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 13 weeks ending July 3, 2004 and June 28, 2003 follows:


                                                                                                              Gross
                                                           Net            % of Net         Gross            Margin %
                                                         Revenue          Revenue          Margin          of Revenue
                                                        ---------        ---------       ---------        ------------
                                                                                 ($ in thousands)
Thirteen weeks ended June 28, 2003 results              $ 573,162           100.0%       $  67,866             11.8%
Same store sales:
     Warehouse and relay revenue                           10,878             1.9            2,174
     Vendor direct revenue                                    401             0.1              (66)
     Paint Revenue                                            913             0.2             (764)
                                                        ---------        ---------       ---------
       Net same store sales                                12,192             2.2            1,344
                                                        ---------        ---------       ---------
Change in participating members:
     Terminated members:
         Warehouse and relay revenue                      (10,221)           (1.8)          (1,599)
         Vendor direct revenue                             (4,669)           (0.8)             (32)
         Paint Revenue                                       (998)           (0.2)            (444)
                                                        ---------        ---------       ---------
           Net terminated members                         (15,888)           (2.8)          (2,075)
                                                        ---------        ---------       ---------
     New members:
         Warehouse and relay revenue                        5,362             0.9              718
         Vendor direct revenue                              3,555             0.6               19
         Paint Revenue                                        666             0.1              214
                                                        ---------        ---------       ---------
           Net new members                                  9,583             1.6              951
                                                        ---------        ---------       ---------
             Net change in participating members           (6,305)           (1.2)          (1,124)
                                                        ---------        ---------       ---------
Advertising, transportation and other revenue              (3,704)           (0.6)          (7,244)
Indirect cost of revenue                                        -               -            1,298
                                                        ---------        ---------       ---------
Total change                                                2,183             0.4           (5,726)
                                                        ---------        ---------       ---------
Thirteen weeks ended July 3, 2004 results               $ 575,345           100.4%       $  62,140             10.8%
                                                        =========        =========       =========


Net revenue for the 13 weeks ended July 3, 2004 totaled $575,345, an increase of $2,183, or 0.4%, as compared to the same period last year. The increase in net revenue was in the same store sales category and was partially offset by a decline in participating member sales and advertising, transportation, and other revenue categories. TruServ's same store sales increased $12,192, or 2.2%, due to the impact of an improved economy, renewed member confidence in their business and in TruServ, as well as various TruServ programs and initiatives to drive merchandise sales. Offsetting the favorable net revenue variance from same store sales was a net decline in TruServ's number of participating member retail outlets of 4.5%, as compared to the same period last year, which resulted in revenue reduction of $6,305, or 1.2%. Although there is a net decline in revenue from the reduction in participating member retail outlets in the second quarter of 2004, this represents an improvement relative to the net decline of $27,554 experienced in the second quarter of 2003. Advertising, transportation and other revenue decreased $3,704, or 0.6%, mainly due to the EITF 02-16 impact on vendor advertising fund recognition as disclosed in Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor." Partially offsetting the unfavorable EIFT 02-16 revenue impact was increased advertising revenue allocated to the second quarter of 2004 compared to the second quarter of 2003 due to a greater percentage of multimedia national advertising events held in the second quarter of 2004 compared to the same period last year. Another factor reducing net revenue in the same store sales and change in participating member categories is a product price reduction (excluding commodity items) that lowered revenue by an incremental $2,993, as compared to the second quarter of 2003.

Gross margin for the 13 weeks ended July 3, 2004 decreased by $5,726, or 8.4%, as compared to the second quarter of 2003. Advertising, transportation, and other gross margin unfavorably impacted gross margin by $7,244 compared to the same period last year. The main driver of this unfavorable variance is the application of EITF 02-16 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). The vendor advertising funds formerly classified in advertising, transportation and other gross margin is now classified in the above presentation in indirect cost of revenue, which is comprised of freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale.

The favorability of $1,298 in indirect cost of revenue was mainly due to this change in classification of vendor advertising funds and was partially offset by additional freight-in cost associated with the increase in global sourcing of products, as well as higher inventory reserves related to increased levels of unproductive inventory.

The net reduction in participating member stores had the effect of lowering gross margin by $1,124. Although the net decline in participating member stores caused a gross margin reduction, the trend shows improvement, as the second quarter of 2003 had a gross margin loss of $3,800 from a net decline in participating member stores. The same store sales gross margin increase of $1,344 over the prior year more than offset the $1,124 unfavorable variance related to net member reduction due to the volume increase in same store sales, but the volume increase was partially offset by lower paint margins due to additional second quarter costs incurred to implement the new "Color Made Simple" paint program and write-off of old paint color center support material.

The wholesale product price reduction that lowered revenue did not impact gross margin, as lower product acquisition cost from suppliers more than offset the product price reduction.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Logistics and manufacturing expenses                 $16,717           $18,483              $(1,766)

Logistics and manufacturing expenses decreased by $1,766, or 9.6%, as compared to the same period last year. As the result of continuing cost reduction initiatives, TruServ was able to reduce its handling cost as a percent of warehouse sales by 0.4% compared to the same period last year.

                                                       2004             2003           $ Expense Increase
                                                       ----             ----           ------------------
Selling, general and administrative expenses         $25,788           $21,510               $4,278


Selling, general and administrative ("SG&A") expenses increased $4,278, or 19.9%, as compared to the second quarter of 2003. The increase in SG&A expenses was primarily due to the application of EITF 02-16 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). Monies earned from prior year markets were recorded as an offset in SG&A expenses in 2003 and in 2004 are now recorded in net revenue. Also, the expenses related to providing the markets were previously classified in SG&A expenses and are now classified in cost of revenue for 2004. Partially offsetting the increase in expense was lower depreciation and amortization. The $2,328 reduction in depreciation and amortization expense was due to capital expenditures and conversion funds incurred after the 1997 merger that became fully depreciated or amortized by the end of fiscal 2003.

                                                       2004             2003           $ Income (Decrease)
                                                       ----             ----           -------------------
Other income, net                                     $ (565)         $(7,275)              $(6,710)


Other income, net decreased $6,710, or 92.2%, as compared to the same period last year. This decrease in income was mainly due to the recognition in 2003 of $7,100 of unamortized income related to terminated agreements associated with the sale of the lumber business to BMA in December 2000.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Third party interest expense                          $1,876          $ 8,959               $(7,083)


Third party interest expense decreased $7,083, or 79.1%, as compared to the same period last year. TruServ achieved lower interest expense by completing the refinancing of its third party senior debt on August 29, 2003. The significant items that generated lower interest expense were the lower average interest rate savings of $3,577 and the elimination of make-whole prepayment penalties and lower bank fee amortization aggregating $3,403.

                                                       2004            2003          $ Net margin (Decrease)
                                                       ----            ----          -----------------------
Net margin                                           $16,915          $24,697               $(7,782)


The net margin of $16,915 for the quarter was down from a net margin of $24,697 for the same period a year ago. The decrease in net margin of $7,782 is mainly due to the recognition of income related to terminated agreements with BMA in 2003. Other significant favorable impacts to net margin were lower interest expense in 2004 related to the August 29, 2003 refinancing of TruServ's third party debt, increased sales volume and lower depreciation and amortization expense. These favorable impacts were partially offset by the timing of the 2003 Spring market, which occurred in the second quarter of 2003, as compared to the first quarter of 2004 and the effects of EITF 02-16.

TWENTY-SIX WEEKS ENDED JULY 3, 2004 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 28, 2003

RESULTS OF OPERATIONS:

Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 26 weeks ending July 3, 2004 and June 28, 2003 follows:


                                                                                                                 Gross
                                                            Net           % of Net            Gross             Margin %
                                                          Revenue          Revenue           Margin           of Revenue
                                                        -----------       ---------        -----------        ----------
                                                                                  ($ in thousands)
Twenty-six weeks ended June 28, 2003 results            $ 1,025,289           100.0%       $   111,751            10.9%
Same store sales:
     Warehouse and relay revenue                             37,563             3.6              6,755
     Vendor direct revenue                                   17,247             1.7                 25
     Paint Revenue                                            3,826             0.4               (350)
                                                        -----------       ---------        -----------
       Net same store sales                                  58,636             5.7              6,430
                                                        -----------       ---------        -----------
Change in participating members:
     Terminated members:
         Warehouse and relay revenue                        (20,081)           (2.0)            (3,110)
         Vendor direct revenue                               (9,371)           (0.9)               (84)
         Paint Revenue                                       (1,739)           (0.2)              (794)
                                                        -----------       ---------        -----------
           Net terminated members                           (31,191)           (3.1)            (3,988)
                                                        -----------       ---------        -----------
     New members:
         Warehouse and relay revenue                          9,479             0.9              1,222
         Vendor direct revenue                                5,961             0.6                 32
         Paint Revenue                                          862             0.1                293
                                                        -----------       ---------        -----------
           Net new members                                   16,302             1.6              1,547
                                                        -----------       ---------        -----------
             Net change in participating members            (14,889)           (1.5)            (2,441)
                                                        -----------       ---------        -----------
Advertising, transportation and other revenue                 5,671             0.6             (3,828)
Indirect cost of revenue                                          -               -                410
                                                        -----------       ---------        -----------
Total change                                                 49,418             4.8                571
                                                        -----------       ---------        -----------
Twenty-six weeks ended July 3, 2004 results             $ 1,074,707           104.8%       $   112,322            10.5%
                                                        ===========       =========        ===========


Net revenue for the 26 weeks ended July 3, 2004 totaled $1,074,707, an increase of $49,418, or 4.8%, as compared to the same period last year. The increase in net revenue was in the same store sales and advertising, transportation, and other revenue categories and was partially offset by a decline in participating member store sales. TruServ's same store sales increased $58,636, or 5.7%. Approximately 50% of the increase was due to four additional ship days in the first half of 2004. A significant portion of the increase in 2004 generated from the extra shipping days will be offset by year end, as there will be three less shipping days in December 2004, as compared to December 2003. Also increasing same store sales was the impact of an improved economy, renewed member confidence in their business and in TruServ, as well as various TruServ programs and initiatives to drive merchandise sales. Advertising, transportation and other revenue increased $5,671, or 0.6%, mainly due to the application of EITF 02-16, which now requires the classification of monies earned from holding markets as revenue compared to accounting for the prior year markets whose costs were recorded as offsets in SG&A expense as disclosed in Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor." Also, advertising revenue was favorably impacted by a greater percentage of revenue allocated to the first six months of 2004 compared to the same period in 2003 due to a greater percentage of multimedia national advertising events held in the first half of 2004 compared to the same period last year. In addition, the increased merchandise sales volume has favorably impacted transportation, as a portion of transportation revenue is determined by a percentage of member warehouse purchases. This was partially offset by the EITF 02-16 impact on vendor advertising fund recognition also disclosed in Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor." Also offsetting the favorable net revenue variance was a net decline in TruServ's number of participating member retail outlets of 4.0%, as compared to the same period last year, which resulted in revenue reduction of $14,889, or 1.5%. Although there is a net decline in revenue from the change in participating member stores in the first half of 2004, this represents an improvement relative to the net decline of $53,212 experienced in the first half of 2003. Another factor reducing net revenue in the same store sales and change in participating member store categories is a wholesale product price reduction (excluding commodity items) that lowered revenue by an incremental $6,139, as compared to the first half of 2003.

Gross margin for the 26 weeks ended July 3, 2004 increased by $571, or 0.5%, as compared to the first half of 2003. Same store sales gross margin increased $6,430 due to the volume increase in same store sales, and was partially offset by lower paint margins due to costs incurred to implement the new "Color Made Simple" paint program and the write-off of the old paint color center support material. Another contributing factor reducing gross margin was the net decline in participating member stores that lowered gross margin by $2,441. Although the net decline in participating member stores caused a gross margin reduction, the trend shows improvements, as the first half of 2003 had a gross margin loss of $6,925 from a net decline in participating member stores.

The wholesale product price reduction that lowered revenue did not impact gross margin, as lower product acquisition cost from suppliers more than offset the product price reduction.

Advertising, transportation, and other gross margin was unfavorable primarily due to the EITF 02-16 impact on vendor advertising fund recognition, offset by the net monies earned and expenses incurred in holding markets compared to 2003 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). The vendor advertising funds formerly classified in advertising, transportation and other gross margin is now classified in the above presentation in indirect cost of revenue, which is comprised of freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale. The favorable impact on indirect cost of revenue generated from the classification of vendor advertising funds was largely offset by increased freight-in cost associated with the increase in global sourcing of products, as well as higher inventory reserves related to increased levels of unproductive inventory.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Logistics and manufacturing expenses                 $32,798           $34,493              $(1,695)


Logistics and manufacturing expenses decreased by $1,695, or 4.9%, as compared to the same period last year. As the result of continuing cost reduction initiatives, TruServ was able to reduce its handling cost as a percent of warehouse sales by 0.4% compared to the same period last year.

                                                       2004             2003           $ Expense Increase
                                                       ----             ----           ------------------
Selling, general and administrative expenses         $54,790           $44,590               $10,200

Selling, general and administrative ("SG&A") expenses increased by $10,200, or 22.9%, as compared to 2003. The increase in SG&A expenses was primarily due to the application of EITF 02-16 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). Monies earned from prior year markets were recorded as an offset in SG&A expenses in 2003 and in 2004 are now recorded into net revenue. Also, the expenses related to providing the markets were classified in SG&A expenses in 2003 and in 2004 are now classified in cost of revenue. In addition, health care costs were unfavorable relative to last year, which reflects the upward trends in health care self-insurance costs in the first half of 2004 compared to the same period last year. Other increases are severance charges, professional fees that relate to higher litigation costs, and increased professional fees related to Sarbanes-Oxley preparation. Partially offsetting the increase in expense was lower depreciation and amortization. The $4,566 reduction in depreciation and amortization expense was due to capital expenditures and conversion funds incurred after the 1997 merger that became fully depreciated or amortized by the end of fiscal 2003.

                                                       2004             2003           $ Income (Decrease)
                                                       ----             ----           -------------------
Other income, net                                    $(1,063)         $(7,856)              $ (6,793)

Other income, net decreased $6,793, or 86.5%, as compared to the same period last year. This decrease in income was mainly due to the recognition in 2003 of $7,100 of unamortized income related to terminated agreements associated with the sale of the lumber business to BMA in December 2000.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Third party interest expense                          $3,898          $16,783               $(12,885)

Third party interest expense decreased $12,885, or 76.8%, as compared to the same period last year. TruServ achieved lower interest expense by completing the refinancing of its third party senior debt on August 29, 2003. The significant items that generated lower interest expense were the lower average interest rate savings of $7,058 and the elimination of make-whole prepayment penalties and lower bank fee amortization aggregating $5,620.

                                                      2004              2003         $ Net margin (Decrease)
                                                      ----              ----         -----------------------
Net margin                                           $19,039          $20,780                $(1,741)

The first half of 2004 net margin of $19,039 was down from a net margin of $20,780 for the same period a year ago. The decrease in net margin of $1,741 is mainly due to the recognition of income related to terminated agreements with BMA in 2003. Other significant unfavorable impacts to net margin were higher freight-in costs associated with the increase in global sourcing of products in 2004, the effects of EITF 02-16, as well as increased health insurance, professional fees and severance charges. Partially offsetting the lower net margin were lower interest expense in 2004 related to the August 29, 2003 refinancing of TruServ's third party debt, increased sales volume and lower depreciation and amortization.

LIQUIDITY AND CAPITAL RESOURCES:

The information provided below, which should be read in conjunction with the information in TruServ's Annual Report on Form 10-K for the year ended December 31, 2003, describes TruServ's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of TruServ's liquidity.

TruServ generated cash from operating activities for the 26 weeks ended July 3, 2004 and June 28, 2003 of $17,927 and $28,144, respectively. TruServ's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for TruServ and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The increase in accounts receivable from fiscal year-end is partially matched by the increase in accounts payable. The cash needed to meet the future payments for accounts payable will be provided by the increase in cash generated from collections on accounts receivable and from the future sale of inventory. The slight unfavorable change in cash provided by operating activities was mainly due to a decrease in days payable outstanding, as increased global sourcing of products requires TruServ to pay earlier for merchandise.

Inventory as of July 3, 2004 was $275,742, down $983 since the beginning of the year. This decrease in the first half of 2004 compares to an inventory increase of $32,107 from year-end 2002 to June 2003. The change in the trend is due to the fact that TruServ increased its December 31, 2003 inventory by approximately $40,000 relative to December 31, 2002 in a program to improve fill rates and as a result of increasing its import program. Inventory, as compared to the same period last year, was up $9,187 due to these programs, partially offset by selling and liquidating unproductive inventory.

TruServ used cash from investing activities of $5,466 for the 26 weeks ended July 3, 2004, as compared to $238 of cash used for the same period last year. This is mainly due to additions to properties owned using cash of $5,935, which is up from $2,207 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters.

TruServ used cash generated from its operating activities to provide cash for its financing activities of $13,278. The main use of cash for financing activities in the first half of 2004 was the cash payment of patronage dividends. Borrowings under the Bank Facility are basically flat compared to year-end 2003. The interest rate for the initial term of the Bank Facility through April 30, 2004 was a variable rate (at TruServ's option) of LIBOR plus 2.25% or the prime rate plus 0.25%. Letters of credit issued under the Bank Facility originally carried a fee of 2.25%. Under the terms of the Bank Facility, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. Based on this performance pricing grid, TruServ achieved improved variable pricing for the first and second quarters of 2004. Effective May 1, 2004 and at least through October 2004, TruServ's variable interest rate became LIBOR plus 2.0% or the prime rate and letters of credit will carry fees of 2.0%. The unused commitment fee is 0.375%. As of July 3, 2004, the weighted average interest rate was 3.87%.

The Bank Facility has no financial covenants, unless average daily excess availability for the last 60 days of each quarter drops below $35,000. As of July 3, 2004, TruServ's average excess availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to a maximum fixed charge coverage ratio of 1.1 to 1.0. Additionally, TruServ is required to maintain $15,000 of excess availability at all times. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at July 3, 2004 was $122,601, as TruServ had outstanding borrowings of $130,700 and letters of credit and reserves of $21,699. As of July 3, 2004 TruServ is in compliance with all terms and conditions of the Bank Facility.

In the 26 weeks ended July 3, 2004, TruServ had a net decrease in cash and cash equivalents of $817. At July 3, 2004, TruServ's working capital was $78,993, as compared to $50,602 at December 31, 2003. The current ratio was 1.16 at July 3, 2004, as compared to 1.11 at December 31, 2003. The increase in working capital and the current ratio is mainly due to an additional $25,000 of the Bank Facility being classified in long-term debt, including capital lease obligations, less current maturities at July 3, 2004 compared to December 31, 2003, as management's estimate of the lowest level of borrowings during the next twelve months increased by $25,000 due to increased working capital needs.

TruServ believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2004. At July 3, 2004, TruServ had Current maturities of long-term debt, notes, borrowings and capital lease obligations of $80,978. Only $35,278 of this amount has required payments during the next twelve months and the remaining $45,700 is the current portion of the Bank Facility that reflects the seasonality of TruServ's business (See Note 6 to the Financial Statements in Item 1, "Debt"). The required payments consist of $14,859 of subordinated installment notes, of which $14,670 have been reclassified from Deferred stock redemptions due to the lifting of the moratorium (See Note 12 to the Financial Statements in Item 1, "Rescinding of the Moratorium"), $19,724 of subordinated promissory notes and $695 of capital leases. Historically, TruServ members have renewed a minimum of 50% of the subordinated promissory notes, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%. The $19,724, however, assumes no renewal of notes. The current and long-term portions of the Bank Facility do not have any required payments until 2007.

CASH REQUIREMENTS:

Below is the current schedule of the expected cash outflows necessary to meet financial commitments existing as of July 3, 2004 and thereafter:

                                                                    2005 &          2007 &
                                                     2004            2006            2008         Thereafter          Total
                                                   --------        --------        --------       ----------        --------
                                                                       ($ in thousands)
Bank Facility (1)                                  $ 45,700        $      -        $ 85,000        $      -        $130,700
Installment (subordinated) notes (2)                 14,859          11,847          11,847               -          38,553
Promissory (subordinated) notes (3)                  19,724          39,909               -               -          59,633
Capital lease obligations                               762             893             189               -           1,844
Operating lease obligations                          15,239          56,539          48,047         240,698         360,523
Purchase obligations (4)                             93,640             168               -               -          93,808
Redeemable non-qualified Class B non-voting
     common stock                                         -               -               -          22,096          22,096
                                                   --------        --------        --------        --------        --------
Total                                              $189,924        $109,356        $145,083        $262,794        $707,157
                                                   ========        ========        ========        ========        ========


(1) The amount shown due in 2004 represents management's estimate of the amount necessary to reduce the outstanding balance to the expected lowest level of borrowings during the next twelve months. There are no required payments until the maturity of the Bank Facility in August 2007.

(2) On June 29, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004. TruServ intends to pay approximately $8,746 of the stock redemption liability in cash in the third quarter of 2004. TruServ intends to pay the balance of the redemption obligation in subordinated installment notes that would be payable in five equal annual installments and that would bear interest at the rate of 4.36%. The interest would be paid semi-annually on June 30 and December 31. The first installment payment of principal and interest of the subordinated installment notes would be due in December 2004. As of July 3, 2004, TruServ has reclassified from Deferred stock redemptions $14,670 to Current maturities of long-term debt, notes, borrowings and capital lease obligations on the balance sheet with the remaining $23,694 reclassified from Deferred stock redemptions to Long-term debt, including capital lease obligations, less current maturities.

(3) The amounts shown are scheduled payments; however, historically a minimum of 50% of the promissory (subordinated) notes have been renewed, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%.

(4) Purchase obligations are typically short-term and fluctuate with the seasonality of TruServ's business. Also, purchase obligations are part of a cycle where they are continuously converted into inventory and new purchase obligations are created.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
($ in thousands)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt, which had approximately $130,700 outstanding at July 3, 2004. A 50 basis point movement in interest rates would result in an approximate $654 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at July 3, 2004.

For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. As required by the Bank Facility, TruServ has purchased interest rate caps that limit its risk on $25,000 of variable rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5%, approximately 1.8% increase over current LIBOR. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ's management believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ performs no speculative hedging activities. TruServ does not have any interest in variable interest entities ("VIE's") and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 4. CONTROLS AND PROCEDURES

TruServ's Chief Executive Officer and Chief Financial Officer have concluded that as of July 3, 2004 TruServ's disclosure controls and procedures are effective. There has been no change in TruServ's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during TruServ's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TruServ's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

FLEGLES ACTION

On February 12, 2003, a former TruServ member, Flegles Inc. ("Flegles"), filed suit against TruServ in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that TruServ is liable to Flegles for the role TruServ played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found TruServ liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. TruServ believes that the verdict was rendered in error and intends to vigorously pursue post-trial motions before the Circuit Court including a request that the verdict be set aside or that TruServ be awarded a new trial. If necessary, TruServ will pursue that relief in a higher court.

CLAIMS AGAINST ERNST & YOUNG LLP

TruServ is pursuing claims against its former outside auditors, Ernst &
Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission cease and desist order of 2003, finding that, from approximately July 1997 through the end of 1999, TruServ's accounting systems and internal controls related to inventory management were inadequate, and further finding that these deficiencies caused TruServ to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending. Hearings are currently scheduled to begin in the fall of 2004. A portion of the recoveries under this matter, if any, may be subrogated to the rights of TruServ's insurer to the extent that it has made payments to or on behalf of TruServ associated with the 1999 loss.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
($ in thousands)

In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. On June 29, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004. As of July 3, 2004, the net redemption liability totals $38,364. In accordance with TruServ's By-Laws, the net investment value of Class A stock and non-qualified Class B stock is paid in cash at the time of redemption and the net investment value of qualified Class B stock is redeemed with subordinated installment notes. As TruServ offsets amounts due by its members against amounts that it pays to the members on redemption of their stock, this stock redemption liability is the aggregate value of the former members' equity investments after the offset of the loss allocation resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. Details are as follows:


                           Fair Value of Stock Presented for Redemption

                                    Class A       Non-Qualified      Qualified      Total Stock
         Description                 Stock        Class B Stock    Class B Stock     Investment
-----------------------------      --------       -------------    -------------    -----------
Gross Investment Amount            $ 20,327         $ 11,773         $ 53,243         $ 85,343
Less: 1999 Loss allocation          (11,316)          (5,989)         (11,077)         (28,382)
Less: 2001 Retained deficit          (3,201)          (2,007)          (6,307)         (11,515)
Less: A/R of former member             (981)            (535)          (5,566)          (7,082)
                                   --------         --------         --------         --------
Net Investment Amount              $  4,829         $  3,242         $ 30,293         $ 38,364
                                   ========         ========         ========         ========


TruServ has elected with regard to redemptions deferred due to the moratorium and at its sole discretion, to redeem those net qualified Class B stock investments that are less than $2.5 in cash instead of subordinated installment notes to decrease the administrative burden associated with low denominated notes. These net qualified Class B stock investments that are less than $2.5 total $675. TruServ intends to pay approximately $8,746 of the stock redemption liability in cash in the third quarter of 2004. TruServ intends to pay the balance of the redemption obligation in subordinated installment notes that would be payable in five equal annual installments and that would bear interest at the rate of 4.36%. The interest would be paid semi-annually on June 30 and December 31. The first installment payment of principal and interest of the subordinated installment notes would be due in December 2004. Therefore, TruServ expects to pay $14,670 in cash in 2004 and this amount is classified as Current maturities of long-term debt, notes, borrowings and capital lease obligations on the balance sheet. The balance of the redemption obligations of $23,694 are classified as Long-term debt, including capital lease obligations, less current maturities.

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

            (a) Exhibits

                    Exhibit 31.1 Section 302 Certification (Chief Executive Officer)

                    Exhibit 31.2 Section 302 Certification (Chief Financial Officer)

                    Exhibit 32.1 Section 906 Certification (Chief Executive Officer and Chief Financial Officer)

            (b)     Reports on Form 8-K

                    A Current Report on Form 8-K was filed on May 4, 2004 regarding TruServ's first quarter 2004 earnings.

                    A Current Report on Form 8-K was filed on June 30, 2004 regarding TruServ announcing the lifting of the moratorium on its stock redemptions.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        TRUSERV CORPORATION

Date: August 13, 2004                   By /s/ DAVID A. SHADDUCK
                                        -----------------------------------
                                        David A. Shadduck
                                        Senior Vice President and
                                        Chief Financial Officer