Form 10-Q
period 2004-10-02
TRUSERV CORP
filed 2004-11-15
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED October 2, 2004 OR

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 30, 2004.

Class A common stock, $100 Par Value.....................    330,360 Shares
Class B common stock, $100 Par Value.....................  1,216,734 Shares

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
($ in thousands - except per share information)


                               TRUSERV CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                                     ASSETS

                                                                             October 2,    December 31,
                                                                               2004           2003
                                                                             ---------     -----------
Current assets:
     Cash and cash equivalents                                                $  6,997       $  9,234
     Accounts and notes receivable, net of allowance for doubtful
         accounts of $6,351 and $8,395                                         213,191        203,010
     Inventories                                                               275,763        276,725
     Other current assets                                                       18,535         18,225
                                                                              --------       --------
         Total current assets                                                  514,486        507,194

Properties, net of accumulated depreciation of $287,782 and $283,233            69,731         73,055
Goodwill                                                                        91,474         91,474
Other assets                                                                     7,648          9,737
                                                                              --------       --------

         Total assets                                                         $683,339       $681,460
                                                                              ========       ========


            See Notes to Condensed Consolidated Financial Statements.

                         LIABILITIES AND MEMBERS' EQUITY

                                                                                     October 2,       December 31,
                                                                                        2004              2003
                                                                                     ---------        -----------
Current liabilities:
     Accounts payable                                                                $ 243,535         $ 238,180
     Drafts payable                                                                     33,176            44,540
     Accrued expenses                                                                   76,700            72,931
     Current maturities of long-term debt, notes, borrowings and capital
         lease obligations                                                              61,569            91,958
     Patronage dividend payable in cash                                                  9,643             8,983
                                                                                     ---------         ---------
         Total current liabilities                                                     424,623           456,592
                                                                                     ---------         ---------

Long-term liabilities and deferred credits:
     Long-term debt, including capital lease obligations, less current
         maturities                                                                    149,109           100,324
     Deferred gain on sale leaseback                                                    47,907            50,135
     Other long-term liabilities                                                        17,008            13,656
     Deferred stock redemptions                                                              -            33,725
     Redeemable nonqualified Class B non-voting common stock,
         $100 par value; 218,600 and 231,392 shares issued and fully paid               21,860            23,139
                                                                                     ---------         ---------
         Total long-term liabilities and deferred credits                              235,884           220,979
                                                                                     ---------         ---------

         Total liabilities and deferred credits                                        660,507           677,571
                                                                                     ---------         ---------

Commitments and contingencies                                                                -                 -

Members' equity:
     Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 299,139 and 304,560 shares issued and fully paid; 16,311 and 9,840 shares issued (net of subscriptions receivable of $1,038
         and $112)                                                                      30,507            31,440

     Redeemable qualified Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized;
         900,391 and 952,436 shares issued and fully paid                               91,338            96,542
     Loss allocation                                                                   (23,919)          (40,502)
     Deferred patronage                                                                (24,485)          (25,045)
     Accumulated deficit                                                               (48,630)          (56,567)
     Accumulated other comprehensive loss                                               (1,979)           (1,979)
                                                                                     ---------         ---------
         Total members' equity                                                          22,832             3,889
                                                                                     ---------         ---------

         Total liabilities and members' equity                                       $ 683,339         $ 681,460
                                                                                     =========         =========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                           For the thirteen weeks ended       For the thirty-nine weeks ended
                                                          October 2,       September 27,       October 2,        September 27,
                                                             2004               2003              2004               2003
                                                         -----------       ------------        -----------        -----------
Net revenue                                              $   474,516        $   478,811        $ 1,549,223        $ 1,504,100
Cost of revenue                                              418,560            423,106          1,381,766          1,337,523
                                                         -----------        -----------        -----------        -----------
Gross margin                                                  55,956             55,705            167,457            166,577
Operating expenses:
     Logistics and manufacturing expenses                     14,551             14,812             46,528             48,426
     Selling, general and adminstrative expenses              25,010             27,515             79,800             72,105
     Other income, net                                          (527)           (11,420)            (1,590)           (19,276)
                                                         -----------        -----------        -----------        -----------

Operating income:                                             16,922             24,798             42,719             65,322
     Interest expense to members                               1,602              1,462              4,353              4,277
     Third party interest expense                              1,899             32,964              5,797             49,747
                                                         -----------        -----------        -----------        -----------

Net margin / (loss) before income taxes                       13,421             (9,628)            32,569             11,298
Income tax expense                                                20                142                129                288
                                                         -----------        -----------        -----------        -----------

Net margin / (loss)                                      $    13,401        $    (9,770)       $    32,440        $    11,010
                                                         ===========        ===========        ===========        ===========


            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)


                                                                           For the thirty-nine weeks ended
                                                                           October 2,         September 27,
                                                                              2004                 2003
                                                                           ---------          ------------
Operating activities:
     Net margin                                                            $  32,440           $  11,010
     Adjustments to reconcile net margin to net cash and cash
         equivalents provided by operating activities:
         Depreciation and amortization                                        12,748              20,333
         Allowance for doubtful accounts                                        (704)             (1,379)
         Loss on sale of assets                                                  155                  43
         Provision for inventory reserves                                      8,315               5,116
         Restructuring charges & other related expenses                            -                 485
         Gain from debt forgiveness                                                -              (7,706)
         Amortization of deferred gain on sale leaseback                      (2,052)             (1,961)
         Net change in working capital components                             (6,077)            (17,432)
                                                                           ---------           ---------
     Net cash and cash equivalents provided by
         operating activities                                                 44,825               8,509
                                                                           ---------           ---------

Investing activities:
     Additions to properties                                                  (8,101)             (4,676)
     Proceeds from sale of properties                                            450                 300
     Changes in restricted cash                                                    -               3,602
     Changes in other assets                                                     493               1,861
                                                                           ---------           ---------
     Net cash and cash equivalents provided by / (used for)
         investing activities                                                 (7,158)              1,087
                                                                           ---------           ---------

Financing activities:
     Payment of patronage dividend                                            (8,452)             (5,790)
     Payment of notes, long-term debt and lease obligations                     (851)           (155,657)
     Increase / (decrease) in drafts payable                                 (11,364)              7,941
     Increase / (decrease) in revolving credit facilities, net               (13,003)            142,767
     Proceeds from common stock and stock subscription receivable                997                  24
     Purchase of common stock                                                 (7,231)                  -
                                                                           ---------           ---------
     Net cash and cash equivalents used for
         financing activities                                                (39,904)            (10,715)
                                                                           ---------           ---------

     Net decrease in cash and cash equivalents                                (2,237)             (1,119)
     Cash and cash equivalents at beginning of period                          9,234               9,001
                                                                           ---------           ---------
     Cash and cash equivalents at end of period                            $   6,997           $   7,882
                                                                           =========           =========



            See Notes to Condensed Consolidated Financial Statements.

                               TRUSERV CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ in thousands)

NOTE 1 - GENERAL

The condensed consolidated balance sheet at October 2, 2004, the condensed consolidated statement of operations for the thirteen weeks and thirty-nine weeks ended October 2, 2004 and September 27, 2003, and the condensed consolidated statement of cash flows for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 are unaudited and, in the opinion of the management of TruServ, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 included in TruServ's 2003 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

If financial and operating conditions permit, patronage dividends are declared and paid by TruServ after the close of each fiscal year. The estimated cash portion of the patronage dividend for the nine-month period ended October 2, 2004 was $9,643, which was 30% of the first nine month's estimated patronage income of $32,144. The estimated cash portion of the patronage dividend for the corresponding period for 2003 was $8,538, which was 30% of the estimated patronage income before the net effect of the refinancing of the prior existing senior revolving credit facility and senior notes. TruServ's By-Laws and Internal Revenue Service regulations require that the payment of at least 20% of patronage dividends be in cash. In the past, TruServ paid the remainder primarily through the issuance of Class B common stock (in both qualified and nonqualified written notices of allocation, as those terms are used in the Internal Revenue Code); and in certain cases, TruServ paid a small portion of the dividend by means of Promissory (subordinated) notes. For 2004, to the extent TruServ declares a patronage dividend, it intends to issue, in 2005, the non-cash portion of the dividend in the form of Qualified Class B common stock, and, in the case of those members who have loss allocation accounts, to apply the value of the Qualified Class B common stock to reduce such account balances (see Note 4 below). TruServ currently estimates that 50% of the non-cash portion of the patronage dividend will be applied to the Loss allocation account and has accordingly recorded $11,250 of the estimated patronage dividend in the Loss allocation account. TruServ estimates the remainder will be issued as Redeemable qualified Class B non-voting common stock and has left that amount in Accumulated deficit until the shares are issued with the patronage dividend. To the extent TruServ declares a patronage dividend, it is allowed a deduction in that amount to determine taxable income. Based on the estimated patronage dividend, the U.S. federal effective income tax rate is 0%.

NOTE 4 - LOSS ALLOCATION TO MEMBERS

During the third quarter of 2000, TruServ management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded in the Accumulated deficit account. TruServ has allocated and distributed the 1999 loss among its members by establishing a Loss allocation account as a contra-equity account in the consolidated balance sheet with the offsetting credit recorded to the Accumulated deficit account. The Loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate equity investment relative to the total equity investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The Loss allocation account will be satisfied, on a member-by-member basis, by applying the portion of future non-cash patronage dividends as a reduction to the Loss allocation account until fully satisfied. The Loss allocation account may also be satisfied, on a member-by-member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the Loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of TruServ, any unsatisfied portion of that member's Loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

The board of directors determined that TruServ would retain the 2001 loss as part of the Accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the Accumulated deficit account. TruServ has determined for each member that was a stockholder in 2001, its share of the 2001 loss that has been retained in the Accumulated deficit account. Approximately 18% of the $50.7 million 2001 loss was allocated based upon the member's proportionate stock investment, net of any 1999 loss allocation account, and 82% of the total 2001 loss was allocated based on the member's purchases from TruServ in 2001. No member was allocated a loss amount greater than its net equity investments held as of year-end 2001. In the event a member terminates its status as a stockholder of TruServ, any remaining 2001 loss in the Accumulated deficit account that is allocable to the terminating member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in TruServ.

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

NOTE 5 - INVENTORIES


                                                October 2,       December 31,
                                                  2004               2003
                                                ---------        -----------
Manufacturing inventories:
      Raw materials                             $   2,166         $   1,979
      Work-in-process and finished goods           23,146            19,020
      Manufacturing inventory reserves               (164)             (258)
                                                ---------         ---------
                                                   25,148            20,741
                                                ---------         ---------

Merchandise inventories:
      Warehouse inventory                         258,165           262,444
      Merchandise inventory reserves               (7,550)           (6,460)
                                                ---------         ---------
                                                  250,615           255,984
                                                ---------         ---------

      Total                                     $ 275,763         $ 276,725
                                                =========         =========


Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at October 2, 2004 and December 31, 2003 was $18,210 and $18,386, respectively.

NOTE 6 - DEBT

On August 29, 2003, TruServ entered into a new four-year $275,000 asset based revolving credit facility (the "Bank Facility"). The Bank Facility was used to refinance the existing third party senior debt. The interest rate for the initial term of the Bank Facility through April 30, 2004 was a variable rate (at TruServ's option) of the London Interbank Offering Rate ("LIBOR") plus 2.25% or the prime rate plus 0.25%. Letters of credit issued under the Bank Facility originally carried a fee of 2.25%. Under the terms of the Bank Facility, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. Based on this performance pricing grid, TruServ achieved improved variable pricing after the first quarter of 2004. Effective May 1, 2004 and at least through January 2005, TruServ's variable interest rate became (at TruServ's option) LIBOR plus 2.0% or the prime rate and letters of credit will carry fees of 2.0%. The unused commitment fee is 0.375%. As of October 2, 2004, the weighted average interest rate was 3.84%. Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by TruServ over the four-year term.

The Bank Facility has no financial covenants, unless average daily availability for the last 60 days of each quarter drops below $35,000. As of October 2, 2004, TruServ's average availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to a maximum fixed charge coverage ratio of 1.1 to 1.0. Additionally, TruServ is required to maintain $15,000 of availability at all times. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at October 2, 2004 was $83,568, as TruServ had outstanding borrowings of $118,597 and letters of credit and reserves of $15,815. As of October 2, 2004, TruServ is in compliance with all terms and conditions of the Bank Facility.

At October 2, 2004, TruServ had Current maturities of long-term debt, notes, borrowings and capital lease obligations of $61,569. Only $27,972 of this amount has required payments during the next twelve months and the remaining $33,597 is the current portion of the Bank Facility and as explained below reflects the seasonality of TruServ's business. The required payments consist of $7,614 of subordinated installment notes, of which $4,523 have been reclassified from Deferred stock redemptions due to the lifting of the moratorium (See Note 12 to the Financial Statements in Item 1, "Rescinding of the Moratorium"), $19,712 of subordinated promissory notes and $646 of capital leases. Historically, a minimum of 50% of the subordinated promissory notes have been renewed, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%. The current and long-term portions of the Bank Facility do not have any required payments until 2007. At October 2, 2004, TruServ had $118,597 in revolving credit loans, of which $33,597 is included in Current maturities of long-term debt, notes and capital lease obligations, and $85,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on management's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the lowest level of borrowings during the next twelve months.

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

                                          Thirteen weeks ended October 2, 2004
                                        ----------------------------------------
                                                                 Consolidated
                                        Hardware      Paint         Totals
                                        ----------------------------------------
Net sales to external customers         $ 443,135     $ 31,381     $ 474,516
Interest expense                            2,820          681         3,501
Depreciation and amortization               3,458          323         3,781
Segment net margin                          9,555        3,846        13,401

                                                 Thirteen weeks ended September 27, 2003
                                           ---------------------------------------------------
                                                                               Consolidated
                                               Hardware          Paint            Totals
                                           ---------------------------------------------------
Net sales to external customers            $   449,860         $ 28,951      $   478,811
Interest expense                                28,928            5,498           34,426
Depreciation and amortization                    5,789              346            6,135
Segment net margin / (loss)                    (10,445)             675           (9,770)




                                                Thirty-nine weeks ended October 2, 2004
                                           ---------------------------------------------------
                                                                               Consolidated
                                               Hardware          Paint            Totals
                                           ---------------------------------------------------
Net sales to external customers            $ 1,462,347         $ 86,876      $ 1,549,223
Interest expense                                 8,378            1,772           10,150
Depreciation and amortization                   11,737            1,011           12,748
Segment net margin                              21,722           10,718           32,440


                                               Thirty-nine weeks ended September 27, 2003
                                           ---------------------------------------------------
                                                                               Consolidated
                                               Hardware          Paint            Totals
                                           ---------------------------------------------------
Net sales to external customers            $ 1,422,603         $ 81,497      $ 1,504,100
Interest expense                                45,396            8,628           54,024
Depreciation and amortization                   19,259            1,074           20,333
Segment net margin                               4,718            6,292           11,010



NOTE 8 - COMMITMENTS AND CONTINGENCIES

On February 12, 2003, a former TruServ member, Flegles Inc. ("Flegles"), filed suit against TruServ in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that TruServ is liable to Flegles for the role TruServ played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found TruServ liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. TruServ believes that the verdict was rendered in error and is vigorously pursuing post-trial motions before the Circuit Court including a request that the verdict be set aside or that TruServ be awarded a new trial. If necessary, TruServ will pursue that relief in a higher court.

TruServ provides guarantees for certain member loans, but is not required to provide a compensating balance for the guarantees. TruServ is required to pay off a portion of the full amount of these loans under these guarantees, ranging from 0-20% of the member's outstanding balance, in the event that a member defaults on its loan, after which the member will be liable to TruServ for the guaranteed amount. The amount of the guaranteed portion of these member loans, which are not recorded in TruServ's balance sheet, was approximately $364 and $998 as of October 2, 2004 and September 27, 2003, respectively. The balance of $364 as of October 2, 2004 includes approximately $45 that will mature in fiscal 2004. The remaining guarantees will expire periodically through 2013. TruServ carries a reserve of $36 relating to these guarantees.

Additionally, TruServ sold certain member note receivables to a third party in 2002, payment of which TruServ has fully guaranteed. TruServ is required to pay off 100% of the outstanding balance of these member notes under these guarantees in the event that a member defaults on its notes, after which the member will be liable to TruServ for the guaranteed amount. The balance of these notes at October 2, 2004 and September 27, 2003 was $245 and $574, respectively. TruServ has recorded a liability and related receivable for $245 relating to these member notes, and carries a $25 reserve relating to these guarantees. The balance of $245 as of October 2, 2004 includes approximately $42 that will mature in fiscal 2004. The remaining guarantees will expire periodically through 2007.

TruServ has a lifetime warranty or a customer satisfaction guarantee on the majority of its True Value paint products, which covers only replacement material. TruServ has historically experienced minimal returns on these warranties and guarantees and has determined any related liability to be immaterial.

NOTE 9 - BENEFITS

Pensions Plans

The components of net periodic pension cost for TruServ administered pension plans were as follows for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003:

                                             For the thirteen weeks ended    For the thirty-nine weeks ended
                                               October 2,    September 27,     October 2,    September 27,
                                                  2004           2003            2004            2003
                                             --------------  ------------    -------------   ---------------
Components of net periodic pension cost:
     Service cost                               $ 1,300         $ 1,300         $ 4,200         $ 3,900
     Interest cost                                1,100           1,000           3,200           3,000
     Expected return on assets                   (1,200)         (1,100)         (3,400)         (3,200)
     Amortization of transition assets                -               -               -            (100)
     Amortization of prior service cost               -               -            (100)            100
     Amortization of actuarial loss                 400             200           1,100             700
     Settlement loss                                700             900           2,400           2,800
                                                -------         -------         -------         -------
               Net pension cost                 $ 2,300         $ 2,300         $ 7,400         $ 7,200
                                                =======         =======         =======         =======


Contributions

TruServ expects to contribute approximately $3,858 to its qualified pension plan and $1,577 to its supplemental retirement plan in 2004. As of October 2, 2004, TruServ had contributed $3,858 to its qualified plan and $1,502 to its supplemental retirement plan.

Retirement Medical Plan

The components of net periodic post-retirement benefit cost were as follows for the thirteen and thirty-nine weeks ended October 2, 2004 and September 27, 2003:

                                                               For the thirteen weeks ended         For the thirty-nine weeks ended
                                                                October 2,      September 27,        October 2,       September 27,
                                                                   2004             2003                2004               2003
                                                               ------------    --------------       -----------       ------------
Component of net periodic post-retirement benefit cost:
     Interest cost                                                $   100        $      100           $    300          $     300
                                                                 ---------       -----------         ----------         ----------
     Net periodic benefit cost                                    $   100        $      100           $    300          $     300
                                                                 =========       ===========         ==========         ==========


Contributions

TruServ expects to contribute $500 to its retirement medical plan to cover the cost of premiums and subsidies during 2004. As of October 2, 2004, TruServ estimated that it had contributed approximately 75% of the expected 2004 contribution to its retirement medical plan.

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

On August 29, 2003, TruServ recognized $7,706 of other income relating to debt forgiveness for a portion of the existing refinanced debt (see Note 6). Additional other income was recognized from a gain on settlement of litigation.

NOTE 11 - CONSIDERATION GIVEN BY A VENDOR

On January 1, 2003, TruServ adopted Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. In January 2003, the EITF clarified that this issue is effective for arrangements with vendors initiated on or after January 1, 2003. Most of TruServ's arrangements with vendors in 2003 were initiated before January 1, 2003 and did not have a material impact on the first 9 months of 2003. However, most arrangements with vendors for 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 has impacted the first 9 months 2004 results of operations and financial position as net margin was negatively impacted in the first 9 months of 2004 compared to the same period last year by $1,233. The first 9 months of 2004 was impacted by the application of EITF 02-16 as vendor advertising funds are being earned in 2004 based on merchandise purchases and the vendor advertising funds are recognized in income when the merchandise is sold. In 2003, the vendor advertising funds were matched and recognized in net revenue when the advertising took place and the costs were incurred. Additionally, net revenue will be impacted by the application of EITF 02-16, as the advertising revenue that was recognized as the advertising occurred will now be recorded as part of the cost of the product. Also impacting net revenue is the recording of monies earned for holding markets that are now considered a service to vendors and members. Monies earned from prior year markets were recorded as an offset in SG&A expenses and are now recorded into net revenue for 2004. Also, the expenses related to providing the markets were previously recorded in SG&A expenses and are now recorded in cost of revenue for 2004.

NOTE 12 - RESCINDING OF THE MORATORIUM

Effective July 6, 2004, TruServ rescinded its moratorium on stock redemptions that had been effective since March 2000. In accordance with TruServ's By-Laws, TruServ paid $7,231 of stock redemption liability in cash in the third quarter of 2004 and $24,773 was paid with subordinated installment notes. As of October 2, 2004, the remaining stock redemption liability was $6,236 and is currently estimated to be paid in cash of $1,713 and $4,523 of subordinated installment notes. The subordinated installment notes are payable in five equal annual installments and bear interest at the rate of 4.36%, paid annually on December
31. The first installment payment of principal and interest on the subordinated installment notes will be due in December 2004. As of October 2, 2004, TruServ has classified its $6,236 Deferred stock redemption liability as $2,618 in Current maturities of long-term debt, notes, borrowings and capital lease obligations and $3,618 in Long-term debt, including capital lease obligations, less current maturities.

Deferred stock redemptions were comprised of the aggregate net equity investments for each shareholder that has discontinued its purchasing activities with TruServ and requested its stock be redeemed and had such redemption deferred due to TruServ's declaration in March of 2000 of a moratorium on stock redemptions. These net equity investments are the aggregate par value of Class A common stock, qualified Class B common stock and nonqualified Class B common stock reduced by the aggregate amount that TruServ may legally offset by the Loss allocation, Accumulated deficit and Accounts and notes receivable accounts.

NOTE 13 - NEW ACCOUNTING PRONOUNCEMENTS

In July 2004, TruServ adopted the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation. The adoption of this standard did not have a material impact on its financial statements.

NOTE 14 - SUBSEQUENT EVENT

Effective November 2, 2004, at the request of TruServ's Board of Directors, Pamela Forbes Lieberman resigned as President, Chief Executive Officer and as a director of TruServ.

Effective November 2, 2004, current Board member Thomas S. Hanemann was appointed President and Chief Executive Officer on an interim basis until a permanent successor is named, which is expected to occur in 2005. Mr. Hanemann, 65 years of age, was first elected to TruServ's Board of Directors in 2002 and has been Chief Manager of Chandler-Hanemann, LLC since 1999. Prior positions include President and Director of AutoZone, a Fortune 500 national chain of auto parts stores and President of Super D Drugstores, a division of Malone & Hyde.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands)

Overview

TruServ's revenue was down slightly for the third quarter of 2004, as revenue decreased $4,295 or 0.9%, but was up $45,123 or 3.0% in the first 9 months of the year, each as compared to last year. Approximately 50% of the increased revenue in the first 9 months of 2004 was related to the existence of four extra shipping days in the first 9 months of 2004 compared to the same period in 2003. A significant portion of the increase in 2004 generated from the extra shipping days will be offset by year end, as there will be three less shipping days in the fourth quarter of 2004 as compared to the fourth quarter of 2003.

In the third quarter of 2004, 72 new members were signed up with TruServ, bringing the total new member signings for the first 9 months of 2004 to 159. Additionally, in the third quarter of 2004, 96 members terminated their membership in TruServ, bringing the first 9 months of 2004 membership termination total to 262, which is the lowest level of terminations since the merger in 1997. Approximately 82.5% of these third quarter terminations and 74.5% of the year-to-date terminations were members who on average had warehouse and relay purchases of less than $40 from TruServ in the full year 2003. When member terminations are offset against member additions, TruServ's store count dropped by 24 locations in the third quarter and 103 locations in the first 9 months of 2004 to a total of 6,075. Management is continuing to see an increase in TruServ's success rate in attracting new stores away from other hardware cooperatives.

TruServ had a net margin in the third quarter this year of $13,401 compared to a net loss of $9,770 last year, bringing the net margin in the first 9 months of 2004 to $32,440 compared to a net margin of $11,010 in 2003. The primary driver impacting the change in net margin was the August 29, 2003 refinancing of TruServ's third party debt. The net impact of the refinancing resulted in a 2004 net expense reduction of $22,982 for the third quarter and $35,570 year-to-date. The components of the interest expense reduction generated from the refinancing consisted of the 2003 write-off of expenses incurred of $26,927 and the elimination of make-whole amortization as of the date of the refinancing of $964 in the quarter and $4,579 year-to-date, partially offset by debt forgiveness of $7,706 at the time of refinancing. Additional components of the interest expense reduction were a lower interest rate, which reduced interest expense by $2,218 in the quarter and $9,187 year-to-date, and reduced amortization of bank fees of $579 in the quarter and $2,583 year-to-date. Also impacting the change in year-to-date net margin was the 2003 income of $7,100 related to the terminated agreements with BMA (see Note 10 the Financial Statements in Item 1, "Other Income, Net").

TruServ's new revolving credit facility has performance pricing. This means TruServ can cause favorable and unfavorable adjustments to its credit facility interest rate based on its financial performance as determined each quarter. TruServ's financial performance for the first three quarters of 2004 has been such that TruServ lowered its interest rate by 0.25% (from LIBOR + 2.25% to LIBOR + 2.0%) effective May 1, 2004. The favorable rate adjustment due to TruServ's performance was offset in 2004 by increases in underlying LIBOR due to normal fluctuations in market conditions.

Effective July 6, 2004, TruServ rescinded its moratorium on stock redemptions that had been effective since March 2000. In the third quarter of 2004, 80.3% of the stores and 84.8% of the dollars that were deferred due to the moratorium were paid.

THIRTEEN WEEKS ENDED OCTOBER 2, 2004 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003

RESULTS OF OPERATIONS:

Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 13 weeks ending October 2, 2004 and September 27, 2003 follows:

                                                                                                         Gross
                                                          Net           % of Net        Gross          Margin %
                                                        Revenue          Revenue       Margin         of Revenue
                                                       ----------       --------      ---------       ----------
                                                                             ($ in thousands)
Thirteen weeks ended September 27, 2003 results        $ 478,811          100.0%      $  55,705          11.6%
Same store sales:
     Warehouse and relay revenue                            (421)          (0.1)          1,298
     Vendor direct revenue                                 1,598            0.3             (34)
     Paint Revenue                                         2,762            0.6             595
                                                       ----------       --------      ---------
       Net same store sales                                3,939            0.8           1,859
                                                       ----------       --------      ---------
Change in participating members:
     Terminated members:
         Warehouse and relay revenue                      (8,171)          (1.7)         (1,339)
         Vendor direct revenue                            (3,264)          (0.7)            (22)
         Paint Revenue                                      (795)          (0.2)           (362)
                                                       ----------       --------      ---------
           Net terminated members                        (12,230)          (2.6)         (1,723)
                                                       ----------       --------      ---------
     New members:
         Warehouse and relay revenue                       4,595            1.0             715
         Vendor direct revenue                             1,906            0.4               9
         Paint Revenue                                       463            0.1             168
                                                       ----------       --------      ---------
           Net new members                                 6,964            1.5             892
                                                       ----------       --------      ---------
             Net change in participating members          (5,266)          (1.1)           (831)
                                                       ----------       --------      ---------
Other revenue and cost of revenue                         (2,968)          (0.6)           (777)
                                                       ----------       --------      ---------
Total change                                              (4,295)          (0.9)            251
                                                       ----------       --------      ---------
Thirteen weeks ended October 2, 2004 results           $ 474,516           99.1%      $  55,956          11.8%
                                                       ==========       ========      =========        =======

Net revenue for the 13 weeks ended October 2, 2004 totaled $474,516, a decrease of $4,295, or 0.9%, as compared to the same period last year. The decrease in net revenue was in the participating member sales and other revenue categories and was partially offset by an increase in same store sales. TruServ's net change in participating member sales decreased $5,266, or 1.1%, due to a net decline in the number of participating member retail outlets of 3.5%, as compared to the same period last year. Although there is a net decline in revenue from the reduction in participating member retail outlets in the third quarter of 2004, this represents an improvement relative to the net decline of $17,084 experienced in the third quarter of 2003. Other revenue, which consists mainly of advertising and transportation revenue, decreased by $2,968, or 0.6%. This decrease was mainly due to the EITF 02-16 net impact on vendor advertising fund and market and related items revenue recognition as disclosed in Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor." Partially offsetting the unfavorable net revenue variance was an increase in the same store sales category of $3,939, or 0.8%, as compared to the same period last year. TruServ's same store sales increased due to the impact of hurricanes, as well as various TruServ programs and initiatives to drive merchandise sales. Additionally, TruServ had a product price reduction (excluding commodity items) that lowered revenue by an incremental $1,588, which had a negative impact on both the same store sales and change in participating member categories as compared to the third quarter of 2003.


Gross margin for the 13 weeks ended October 2, 2004 increased by $251, or 0.5%, as compared to the third quarter of 2003. The same store sales gross margin increase of $1,859 over the prior year was partially offset by the $831 unfavorable variance related to net reduction in participating member stores. Although the net decline in participating member stores caused a gross margin reduction, the trend shows improvement, as the third quarter of 2003 had a gross margin loss of $2,788 from a net decline in participating member stores. The wholesale product price reduction that lowered revenue did not unfavorably impact gross margin, as lower product acquisition cost from suppliers more than offset the wholesale product price reduction. In addition, the other gross margin category, which consists mainly of advertising, transportation, freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, decreased by $777. The main drivers of this unfavorable variance were higher inventory reserve requirements related to increased levels of unproductive inventory, as well as lower rebates and discounts. Partially offsetting this unfavorable variance was the application of EITF 02-16 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor") on net monies earned and expenses incurred in holding markets and related items, which was recorded in Selling, general and administrative ("SG&A") expenses in 2003.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Logistics and manufacturing expenses                 $14,551           $14,812               $(261)


Logistics and manufacturing expenses decreased by $261, or 1.8%, as compared to the same period last year. The main driver was lower variable expenses due to lower warehouse sales volume compared to the same period last year.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Selling, general and administrative expenses         $25,010           $27,515              $(2,505)


SG&A expenses decreased $2,505, or 9.1%, as compared to the third quarter of 2003. The decrease in expense was mainly due to lower depreciation and amortization. The $2,131 reduction in depreciation and amortization expense was due to capital investments incurred after the 1997 merger that became fully depreciated or amortized by the end of fiscal 2003. Incentive compensation expense was lower by $1,292 in the quarter compared to the same period last year mainly due to lower attainment of targets in 2004 compared to attainment in 2003. Partially offsetting this favorability is the application of EITF 02-16 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). Net monies earned from prior year markets and related items were recorded in SG&A expenses in 2003 and the 2004 net monies of $1,104 are now recorded in revenue and cost of revenue as appropriate.

                                                       2004             2003           $ Income (Decrease)
                                                       ----             ----           -------------------
Other income, net                                     $(527)          $(11,420)             $(10,893)


Other income, net decreased $10,893, or 95.4%, as compared to the same period last year. This decrease in income was mainly due to a gain from the debt forgiveness in 2003 of $7,706 related to the debt refinancing on August 29, 2003 and a 2003 gain of $3,000 from a litigation settlement.

                                                       2004             2003          $ Expense (Decrease)
                                                       ----             ----          --------------------
Third party interest expense                          $1,899           $32,964              $(31,065)


Third party interest expense decreased $31,065, or 94.2%, as compared to the same period last year. The main driver of this favorable variance was related to the August 29, 2003 refinancing, which lowered interest expense by $30,688 due to the 2003 write-off of expenses incurred of $26,927, the 2003 amortization of senior note make-whole interest cost related to prior years senior note prepayments of $964, reduced amortization of bank fees of $579 and the resulting 2004 lower interest rate, which reduced interest expense by $2,218. See "Other income, net" for related debt forgiveness.


                                                    2004              2003           $ Net margin Increase
                                                    ----              ----           ---------------------
Net margin / (loss)                               $13,401           $(9,770)                $23,171

The net margin of $13,401 for the quarter was up from a net loss of $9,770 for the same period a year ago. The increase in net margin of $23,171 was mainly due to the net impact of $22,982 related to the August 29, 2003 refinancing of TruServ's third party debt. The refinancing components that resulted in the 2004 net expense reduction consisted of the interest expense reduction of $30,688, partially offset by debt forgiveness of $7,706 incurred at the time of refinancing. Another significant favorable impact to net margin was lower depreciation and amortization expense of $2,131. Partially offsetting the favorable net margin was a 2003 gain of $3,000 from a litigation settlement.


THIRTY-NINE WEEKS ENDED OCTOBER 2, 2004 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003

RESULTS OF OPERATIONS:
Revenue and Gross Margin

A reconciliation of net revenue and gross margin for the 39 weeks ending October 2, 2004 and September 27, 2003 follows:


                                                                                                             Gross
                                                              Net           % of Net          Gross         Margin %
                                                            Revenue          Revenue          Margin        of Revenue
                                                          -----------       ---------      -----------     ------------
                                                                                 ($ in thousands)
Thirty-nine weeks ended September 27, 2003 results        $ 1,504,100         100.0%       $   166,577          11.1%
Same store sales:
     Warehouse and relay revenue                               39,028           2.6              7,732
     Vendor direct revenue                                     19,765           1.3                  1
     Paint Revenue                                              6,877           0.5                392
                                                          -----------         -----        -----------
       Net same store sales                                    65,670           4.4              8,125
                                                          -----------         -----        -----------
Change in participating members:
     Terminated members:
         Warehouse and relay revenue                          (29,943)         (2.0)            (4,905)
         Vendor direct revenue                                (13,079)         (0.9)              (112)
         Paint Revenue                                         (2,759)         (0.2)            (1,224)
                                                          -----------         -----        -----------
           Net terminated members                             (45,781)         (3.1)            (6,241)
                                                          -----------         -----        -----------
     New members:
         Warehouse and relay revenue                           13,878           0.9              1,907
         Vendor direct revenue                                  7,392           0.5                 36
         Paint Revenue                                          1,262           0.1                440
                                                          -----------         -----        -----------
           Net new members                                     22,532           1.5              2,383
                                                          -----------         -----        -----------
             Net change in participating members              (23,249)         (1.6)            (3,858)
                                                          -----------         -----        -----------
Other revenue and cost of revenue                               2,702           0.2             (3,387)
                                                          -----------         -----        -----------
Total change                                                   45,123           3.0                880
                                                          -----------         -----        -----------
Thirty-nine weeks ended October 2, 2004 results           $ 1,549,223         103.0%       $   167,457          10.8%
                                                          ===========         =====        ===========          ====


Net revenue for the 39 weeks ended October 2, 2004 totaled $1,549,223, an increase of $45,123, or 3.0%, as compared to the same period last year. The increase in net revenue was in the same store sales and other revenue categories and was partially offset by a decline in participating member store sales. Approximately 50% of the increase was due to four additional ship days in the first 9 months of 2004 and mainly impacted the same store sales and change in participating members' categories. A significant portion of the increase in 2004 generated from the extra shipping days will be offset by year end, as there will be three less shipping days in the fourth quarter of 2004, as compared to the fourth quarter of 2003. TruServ's same store sales increased $65,670, or 4.4%. In addition to the four additional ship days, same store sales were also favorably impacted by an improved economy, renewed member confidence in their business and in TruServ, as well as various TruServ programs and initiatives to drive merchandise sales. Partially offsetting the favorable net revenue variance was a net decline in TruServ's number of participating member retail outlets of 3.5%, as compared to the same period last year, which resulted in revenue reduction of $23,249, or 1.6%. Although there is a net decline in revenue from the change in participating member stores in the first 9 months of 2004, this represents an improvement relative to the net decline of $76,049 experienced in the first 9 months of 2003. Additionally, a factor reducing net revenue in the same store sales and change in participating member store categories is a wholesale product price reduction (excluding commodity items) that lowered revenue by an incremental $7,727, as compared to the first 9 months of 2003.

Gross margin for the 39 weeks ended October 2, 2004 increased by $880, or 0.5%, as compared to the first 9 months of 2003. Same store sales gross margin increased $8,125 due to the volume increase in same store sales and was partially offset by lower paint margins due to costs of $1,794 incurred to implement the new "Color Made Simple" paint program and the write-off of the old paint color center support material. Another contributing factor reducing gross margin was the net decline in participating member stores that lowered gross margin by $3,858. Although the net decline in participating member stores caused a gross margin reduction, the trend shows improvements, as the first 9 months of 2003 had a gross margin loss of $11,249 from a net decline in participating member stores. In addition, the other gross margin category, which consists mainly of advertising, transportation, freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, decreased by $3,387. The main drivers of this unfavorable variance were higher inventory reserve requirements related to the increased levels of unproductive inventory, higher costs incurred to prepare goods for resale, and the EITF 02-16 impact as it relates to the change in vendor recognition (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). Partially offsetting this unfavorable variance was the EITF 02-16 impact from the net monies earned and expenses incurred in holding markets and related items compared to 2003 (See
Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). The wholesale product price reduction that lowered revenue did not unfavorably impact gross margin, as lower product acquisition cost from suppliers more than offset the wholesale product price reduction.


                                                       2004             2003          $ Expense (Decrease)
                                                     -------           -------        --------------------
Logistics and manufacturing expenses                 $46,528           $48,426             $(1,898)

Logistics and manufacturing expenses decreased by $1,898, or 3.9%, as compared to the same period last year. As the result of continuing cost reduction initiatives, TruServ was able to reduce its handling cost as a percent of warehouse sales by 0.2% compared to the same period last year.


                                                       2004             2003           $ Expense Increase
                                                     -------           ------           ------------------
Selling, general and administrative expenses         $79,800           $72,105               $7,695

SG&A expenses increased by $7,695, or 10.7%, as compared to 2003. The increase in SG&A expenses was primarily due to the application of EITF 02-16 (See Note 11 to the Financial Statements in Item 1, "Consideration Given by a Vendor"). Net monies earned from prior year markets and related items were recorded in SG&A expenses in 2003 and the 2004 net monies of $7,388 are now recorded in revenue and cost of revenue as appropriate. Other increases are in salaries of $2,134 due to annual merit increases and investments in additional headcount in order to deliver on TruServ initiatives to drive merchandise sales. In addition, health care costs were unfavorable by $1,332 relative to last year, which reflects the upward trends in health care self-insurance costs in the first 9 months of 2004 compared to the same period last year and severance charges were unfavorable by $763 due to departmental reorganizations. Partially offsetting the increase in expense was lower depreciation and amortization. The $6,697 reduction in depreciation and amortization expense was due to capital investments incurred after the 1997 merger that became fully depreciated or amortized by the end of fiscal 2003.


                           2004             2003           $ Income (Decrease)
                         -------          --------         -------------------
Other income, net        $(1,590)         $(19,276)             $(17,686)


Other income, net decreased $17,686, or 91.8%, as compared to the same period last year. This decrease in income was mainly due to three 2003 gains. First, was an April 2003 gain of $7,100 of unamortized income related to terminated agreements associated with the sale of the lumber business to BMA in December 2000. Second was the 2003 debt forgiveness of $7,706 related to the debt refinancing on August 29, 2003. Third was a 2003 gain of $3,000 from a litigation settlement.


                                   2004          2003          $ Expense (Decrease)
                                   ----          ----          --------------------
Third party interest expense      $5,797        $49,747              $(43,950)


Third party interest expense decreased $43,950, or 88.3%, as compared to the same period last year. The main driver of this favorable variance was related to the August 29, 2003 refinancing, which lowered interest expense by $42,787 due to the 2003 refinancing, which lowered interest expense by $43,276 due to the 2003 write-off of expenses incurred of $26,927, the 2003 amortization of senior note make-whole interest cost related to prior years senior note prepayments of $4,579, reduced amortization of bank fees of $2,583 and the resulting 2004 lower interest rate, which reduced interest expense by $9,187. See "Other income, net" for related debt forgiveness.


                     2004         2003           $ Net margin Increase
                    -------      -------         ---------------------
Net margin          $32,440      $11,010                $21,430

The first 9 months of 2004 net margin of $32,440 was up from a net margin of $11,010 for the same period a year ago. The increase in net margin of $21,430 was mainly due to the net impact of $35,570 related to the August 29, 2003 refinancing of TruServ's third party debt. The refinancing components that resulted in the 2004 net expense reduction consisted of the interest expense reduction of $43,276, partially offset by debt forgiveness of $7,706 incurred at the time of refinancing. Other significant favorable impacts to net margin were increased sales volume and lower depreciation and amortization expense of $6,697. Partially offsetting the favorable net margin was the 2003 gain of $7,100 from terminated agreements with BMA, a 2003 gain of $3,000 from a litigation settlement, as well as an increase in 2004 salaries and severance charges of $2,897 and health insurance of $1,332.


LIQUIDITY AND CAPITAL RESOURCES:

The information provided below, which should be read in conjunction with the information in TruServ's Annual Report on Form 10-K for the year ended December 31, 2003, describes TruServ's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of TruServ's liquidity.

TruServ generated cash from operating activities for the 39 weeks ended
October 2, 2004 and September 27, 2003 of $44,825 and $8,509, respectively. TruServ's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for TruServ and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The increase in accounts receivable from fiscal year-end is partially matched by the increase in accounts payable. The cash needed to meet the future payments for accounts payable will be provided by the increase in cash generated from collections on accounts receivable and from the future sale of inventory. The favorable change in cash provided by operating activities was mainly due to a significant increase in net margin in the first 9 months of 2004 compared to the prior year, as well as a decrease in cash used for working capital components.

Inventory as of October 2, 2004 was $275,763, down $962 since the beginning of the year. This decrease in the first 9 months of 2004 compares to an inventory increase of $45,614 from year-end 2002 to September 2003. The change in the trend is due to the fact that TruServ increased its December 31, 2003 inventory by approximately $40,000 relative to December 31, 2002 in a program to improve fill rates and as a result of increasing its import program. Inventory, as compared to the same period last year, was down $4,299 as TruServ continues to maintain inventory levels in line with the size of its membership.

TruServ used cash from investing activities of $7,158 for the 39 weeks ended October 2, 2004, as compared to generating cash of $1,087 for the same period last year. This is mainly due to additions to properties owned using cash of $8,101, which is up from $4,676 compared to the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at TruServ's distribution centers and at its corporate headquarters. Additionally, TruServ generated cash from the reduction in restricted cash of $3,602 in 2003 as the refinancing of the prior debt agreements removed the requirement for restricted cash.

TruServ used cash generated from its operating activities to provide cash for its financing activities of $39,904. The main uses of cash for financing activities in the first 9 months of 2004 were the cash payments of the Bank Facility, drafts payable, patronage dividends and repurchase of common stock due to the lifting of the moratorium (See Note 12 to the Financial Statements in Item 1, "Rescinding of the Moratorium"). The interest rate for the initial term of the Bank Facility through April 30, 2004 was a variable rate (at TruServ's option) of LIBOR plus 2.25% or the prime rate plus 0.25%. Letters of credit issued under the Bank Facility originally carried a fee of 2.25%. Under the terms of the Bank Facility, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly beginning in March 2004. Based on this performance pricing grid, TruServ achieved improved variable pricing after the first quarter of 2004. Effective May 1, 2004 and at least through January 2005, TruServ's variable interest rate became LIBOR plus 2.0% or the prime rate and letters of credit will carry fees of 2.0%. The unused commitment fee is 0.375%. As of October 2, 2004, the weighted average interest rate was 3.84%.

The Bank Facility has no financial covenants, unless average daily availability for the last 60 days of each quarter drops below $35,000. As of October 2, 2004, TruServ's average availability for the last 60 days was greater than $35,000 and TruServ is therefore not subject to a maximum fixed charge coverage ratio of 1.1 to 1.0. Additionally, TruServ is required to maintain $15,000 of availability at all times. Availability is defined as the lesser of $275,000 or the calculated collateral value of eligible assets less the outstanding borrowings, letters of credit and reserves against availability that may be imposed at the reasonable discretion of the lenders. Availability at October 2, 2004 was $83,568, as TruServ had outstanding borrowings of $118,597 and letters of credit and reserves of $15,815. As of October 2, 2004 TruServ is in compliance with all terms and conditions of the Bank Facility.

In the 39 weeks ended October 2, 2004, TruServ had a net decrease in cash and cash equivalents of $2,237. At October 2, 2004, TruServ's working capital was $89,863, as compared to $50,602 at December 31, 2003. The current ratio was 1.21 at October 2, 2004, as compared to 1.11 at December 31, 2003. The increase in working capital and the current ratio is mainly due to an additional $25,000 of the Bank Facility being classified in long-term debt, including capital lease obligations, less current maturities at October 2, 2004 compared to December 31, 2003, as management's estimate of the lowest level of borrowings during the next twelve months increased by $25,000 due to increased working capital needs.

TruServ believes that its cash from operations and existing credit facility will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in fiscal year 2004. At October 2, 2004, TruServ had Current maturities of long-term debt, notes, borrowings and capital lease obligations of $61,569. Only $27,972 of this amount has required payments during the next twelve months and the remaining $33,597 is the current portion of the Bank Facility that reflects the seasonality of TruServ's business (See Note 6 to the Financial Statements in Item 1, "Debt"). The required payments consist of $7,614 of subordinated installment notes, of which $4,523 have been reclassified from Deferred stock redemptions due to the lifting of the moratorium (See Note 12 to the Financial Statements in Item 1, "Rescinding of the Moratorium"), $19,712 of subordinated promissory notes and $646 of capital leases. Historically, TruServ members have renewed a minimum of 50% of the subordinated promissory notes, extending the maturity for an additional three years. In 2003, this renewal rate was approximately 85%. The $27,972, however, assumes no renewal of notes. The current and long-term portions of the Bank Facility do not have any required payments until 2007.

CASH REQUIREMENTS:

Below is the current schedule of the expected cash outflows necessary to meet financial commitments existing as of October 2, 2004 and thereafter:

                                                                    2005 &         2007 &
                                                     2004            2006           2008         Thereafter         Total
                                                   --------        --------        --------      ----------        --------
                                                                           ($ in thousands)
Bank Facility (1)                                  $ 33,597        $      -        $ 85,000        $      -        $118,597
Installment (subordinated) notes (2)                  7,614          11,718          11,718               -          31,050
Promissory (subordinated) notes (3)                  19,712          39,866               -               -          59,578
Capital lease obligations                               704             806             187               -           1,697
Operating lease obligations                           6,403          58,353          48,640         241,423         354,819
Purchase obligations (4)                             98,078             511               -               -          98,589
Redeemable non-qualified Class B non-voting
     common stock                                         -               -               -          21,860          21,860
                                                   --------        --------        --------        --------        --------
Total                                              $166,108        $111,254        $145,545        $263,283        $686,190
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

(2) Effective July 6, 2004, TruServ rescinded its moratorium on stock redemptions that had been effective since March 2000. In accordance with TruServ's By-Laws, TruServ paid $7,355 of stock redemption liability in cash in the third quarter of 2004 and $24,773 was paid with subordinated installment notes. As of October 2, 2004, the remaining stock redemption liability of $6,236 is estimated to be paid in the fourth quarter as $1,713 of cash and $4,523 of subordinated installment notes. The subordinated installment notes are payable in five equal annual installments and bear interest at the rate of 4.36%, paid annually on December 31. The first installment payment of principal and interest on the subordinated installment notes will be due in December 2004. As of October 2, 2004, TruServ has classified its $6,236 Deferred stock redemption liability as $2,618 in Current maturities of long-term debt, notes, borrowings and capital lease obligations and $3,618 in Long-term debt, including capital lease obligations, less current maturities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
($ in thousands)

TruServ's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to TruServ's variable rate debt, which had approximately $118,600 outstanding at October 2, 2004. A 50 basis point movement in interest rates would result in an approximate $593 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at October 2, 2004.

For the most part, TruServ manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. As required by the Bank Facility, TruServ has purchased interest rate caps that limit its risk on $25,000 of variable rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5%, approximately 1.5% increase over current LIBOR. Credit risk pertains primarily to TruServ's trade receivables. TruServ extends credit to its members as part of its day-to-day operations. TruServ's management believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, TruServ's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. TruServ performs no speculative hedging activities. TruServ does not have any interest in variable interest entities ("VIE's") and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 4. CONTROLS AND PROCEDURES

TruServ's Chief Executive Officer and Chief Financial Officer have concluded that as of October 2, 2004 TruServ's disclosure controls and procedures are effective. There has been no change in TruServ's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during TruServ's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, TruServ's internal control over financial reporting.

                      PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
($ in thousands)

FLEGLES ACTION

On February 12, 2003, a former TruServ member, Flegles Inc. ("Flegles"), filed suit against TruServ in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that TruServ is liable to Flegles for the role TruServ played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found TruServ liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. TruServ believes that the verdict was rendered in error and is vigorously pursuing post-trial motions before the Circuit Court including a request that the verdict be set aside or that TruServ be awarded a new trial. If necessary, TruServ will pursue that relief in a higher court.

CLAIMS AGAINST ERNST & YOUNG LLP

TruServ is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. TruServ contends that E&Y failed to properly discharge its duties to TruServ and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in TruServ's internal financial and operational controls. As a result, TruServ was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, TruServ reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is TruServ's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, TruServ has suffered significant financial damages. The factual allegations that form the basis for TruServ's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission cease and desist order of 2003, finding that, from approximately July 1997 through the end of 1999, TruServ's accounting systems and internal controls related to inventory management were inadequate, and further finding that these deficiencies caused TruServ to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. TruServ began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by TruServ's engagement letter with E&Y, TruServ and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful and again pursuant to the dispute resolution procedures, TruServ filed its claim with the American Arbitration Association on July 31, 2002. The arbitration, which is subject to certain confidentiality requirements, is currently pending. Another effort at non-binding mediation is currently scheduled to occur between the parties in December 2004. If that mediation attempt is unsuccessful, hearings before the arbitration panel are currently scheduled to begin in the first quarter of 2005. A portion of the recoveries under this matter, if any, may be subrogated to the rights of TruServ's insurer to the extent that it has made payments to or on behalf of TruServ associated with the 1999 loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ($ in thousands)

USE OF PROCEEDS

TruServ uses the proceeds from the offering of the Class A common stock for general working capital, including the purchase of merchandise for resale to its members.

ISSUER PURCHASES OF EQUITY SECURITIES

The number of shares of TruServ's Class A common stock redeemed and the average price paid per share for each month in the three months ended October 2, 2004 are as follows:


                                                   Average            Total Number           Approximate $
                                 Total Number     Price Paid        of Shares as part       Value that May
                                  of Shares        per Share          of Announced         Yet Be Purchased
                                 Redeemed (1)     before offsets          Plan                under Plan
                                 ------------     --------------    -----------------      ----------------
CLASS A COMMON STOCK
July 4 - July 31, 2004             138,638        $   100                  -                     $ -
August 1 - August 28, 2004          22,828            100                  -                       -
August 29 - October 2, 2004          9,316            100                  -                       -
                                   -------        -------                ---                     ---

Total                              170,782                                 -                     $ -
                                   =======                               ===                     ===


(1) In March 2000, the board of directors of TruServ declared a moratorium on redemptions of the capital stock. On June 29, 2004, the board of directors of TruServ announced that it had voted to rescind the moratorium on stock redemptions effective July 6, 2004. In accordance with TruServ's By-Laws, TruServ offsets amounts due by its members against any amounts that it pays to the members on redemption of either their stock or their notes. This stock redemption liability is the aggregate value of the former members' equity investments after the offset of the loss allocation resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. The net investment value of Class A common stock is paid in cash at the time of redemption.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS

            Exhibit 4-A Second Amendment to Loan and Security Agreement

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


                                        TRUSERV CORPORATION


Date: November 15, 2004           By    /s/ DAVID A. SHADDUCK
                                        ----------------------------------------
                                        David A. Shadduck
                                        Senior Vice President and
                                        Chief Financial Officer