Form 10-K
period 2004-12-31
TRUE VALUE CO
filed 2005-03-04
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO

                            ------------------------

COMMISSION FILE NUMBER 2-20910

                               TRUE VALUE COMPANY
           (PRIOR TO DECEMBER 31, 2004, KNOWN AS TRUSERV CORPORATION)
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

     There is no public market for registrant's Class A and Class B common stock. The registrant's Class A common stock is offered by the registrant in units of 60 shares each, exclusively to retailers of hardware and related merchandise, in connection with their becoming members of the registrant. The Class B common stock is issued as part of the patronage dividend to members of the registrant. The terms of the Class A and Class B common stock limit its transferability. The Class B common stock has no voting rights.

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        Outstanding at
                                                       January 29, 2005
Class                                                  ----------------
Class A common stock, $100 Par Value................         319,980
Class B common stock, $100 Par Value................       1,100,419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
PART I
Item 1.       Business....................................................    1
Item 2.       Properties..................................................   11
Item 3.       Legal Proceedings...........................................   12
Item 4.       Submission of Matters to a Vote of Security Holders.........   14
PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...........   14
Item 6.       Selected Financial Data.....................................   16
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................   17
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................   33
Item 8.       Financial Statements and Supplementary Data.................   33
Item 9.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................   33
Item 9A.      Controls and Procedures.....................................   33
Item 9B.      Other Information...........................................   33
PART III
Item 10.      Directors and Executive Officers of the Registrant..........   34
Item 11.      Executive Compensation......................................   36
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................   44
Item 13.      Certain Relationships and Related Transactions..............   44
Item 14.      Principal Accounting Fees and Services......................   44
PART IV
Item 15.      Exhibits and Financial Statement Schedules..................   45

                                     PART I

     THIS ANNUAL REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. THE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTIES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT WE FORECAST DUE TO A VARIETY OF FACTORS, INCLUDING WITHOUT LIMITATION, OUR ASSUMPTIONS ABOUT FINANCING REQUIREMENTS AND TERMS, INTEREST RATE FUNCTIONS, SALE GROWTH ASSUMPTIONS, CAPITAL REQUIREMENTS OF TRUE VALUE AND TRENDS IN OUR INDUSTRY.

ITEM 1. BUSINESS.
($ IN THOUSANDS -- EXCEPT PER SHARE INFORMATION)

THE COMPANY

     True Value Company ("True Value") was organized as Cotter & Company, a Delaware corporation, in 1953. Upon its organization, it succeeded to the business of Cotter & Company, an Illinois corporation organized in 1948. On July 1, 1997, Cotter & Company merged with ServiStar Coast to Coast Corporation ("SCC"). SCC was a hardware wholesaler incorporated in 1935, under the name American Hardware Supply Company, with a strong presence in retail lumber and building materials. Following the merger, Cotter & Company was renamed TruServ Corporation. Effective December 31, 2004, TruServ Corporation changed its name to True Value Company. True Value's main executive offices are located at 8600 West Bryn Mawr Avenue, Chicago, Illinois 60631-3505. Its main telephone number is (773) 695-5000. Its web page address is www.truevaluecompany.com.

     In 2000, True Value sold its lumber and building materials business (the "Lumber Business"), consisting primarily of intangibles and inventory, to Builder Marts of America, Inc. ("BMA"). True Value concluded that BMA would be able to provide lumber and building materials to True Value members at lower cost. Moreover, the Lumber Business had been a low-margin and working capital intensive business for True Value. In connection with the sale of the Lumber Business to BMA, True Value entered into non-compete, cooperation, trademark license and lease agreements with BMA for various terms ranging from five to ten years. True Value and BMA terminated these agreements in April 2003.

     In 2001, True Value sold its ownership interest in TruServ Canada Cooperative, Inc. (the "Canadian Business") and related real estate interests in Winnipeg, Manitoba to the current member group of the cooperative. The proceeds received enabled True Value to recover its capital investment in the Canadian Business as well as the appraised value of the real estate and to retire all indebtedness relating to Canadian activities. True Value has a licensing agreement with the Canadian Business to enable it and its members to continue to do business under the principal True Value trademarks. In addition, True Value continues to provide True Value paints and supplies to the Canadian Business.

     On December 31, 2002, True Value completed a sale leaseback transaction of seven of its distribution centers. The sale generated net proceeds of $121,438, which were used to pay down the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"), pursuant to an intercreditor agreement between all parties of the Senior Debt. The facilities are being leased back by True Value under 20-year lease agreements that contain extension periods on the lease at True Value's option. See "Properties -- Sale Leaseback Transaction."

GENERAL DESCRIPTION OF THE BUSINESS

     True Value, organized as a cooperative, is one of the largest member-owned wholesalers of hardware and related merchandise in the United States, serving approximately 6,000 retail and industrial distribution outlets for its members as of December 31, 2004. True Value also manufactures and sells paint and paint applicators.

     True Value sells its products to hardware retailers, industrial distributors, garden centers and rental stores with whom it has entered into Retail Member Agreements. True Value serves its members by principally functioning as a low cost distributor of goods, maximizing its volume purchasing abilities primarily through vendor rebates and discount programs, for the benefit of its members. These benefits are passed along to its members in the form of lower prices and/or patronage dividends. True Value also provides to its members value-added services such as marketing, advertising, merchandising, and store location and design services.

     Generally, members use one of the following True Value trademarks and trade names: True Value(R), Grand Rental Station(R), Taylor Rental(R), Party Central(R), Home & Garden Showplace(R) and Induserve Supply(R) trademarks, service marks and collective membership marks. See "Trademarks, Service Marks and Collective Membership Marks" below. Members have access to certain private label products. When True Value generates annual profits, members are entitled to receive annual patronage dividends based upon their purchases from True Value. In accordance with True Value's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions as may be authorized by the board of directors. See "Distribution of Patronage Dividends" below.

     As of December 31, 2004, True Value serves approximately 6,000 retail and industrial distribution outlets for its members throughout the United States and in 59 other countries. Primary concentrations of members exist in New York (approximately 9%), Pennsylvania (approximately 7%), California (approximately 6%), Texas (approximately 5%), Illinois, Michigan, Massachusetts, Minnesota and Wisconsin (approximately 4% each) and New Jersey, Ohio, and Washington (approximately 3% each).

SALES AND SUPPLIERS

     True Value provides each of its members with an illustrated price catalog showing the products available from True Value, which the members can access through the member Internet site. Upon request, a member will also receive a printed or CD version of the catalog. These products, comprised of more than 68,000 stockkeeping units ("SKUs") maintained at True Value's distribution centers, are divided into seven categories of merchandise. In addition to purchasing products, which are maintained at the distribution centers, members can purchase additional SKUs directly from True Value approved vendors and have those purchases drop shipped directly to them, but have the product billed through True Value. Collectively, these products represent the products sold by True Value's two operating segments. See Note 10, "Segment Information," to the Consolidated Financial Statements beginning at page F-1 for additional segment information.

     The seven product categories are set forth in the following table, along with the corresponding dollars of total revenue for each category during the last three years:

                                       FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                       ---------------------------------------
                                          2004          2003          2002
                                       -----------   -----------   -----------
                                                  ($ IN THOUSANDS)
Hardware goods.......................  $  495,029    $  485,374    $  521,450
Farm and garden......................     430,840       429,161       443,062
Electrical and plumbing..............     350,685       353,332       385,853
Painting and cleaning................     320,320       312,834       331,029
Appliances and housewares............     218,489       228,929       247,786
Sporting goods and toys..............     102,817       107,862       125,555
Other................................     105,707       106,848       120,716
                                       ----------    ----------    ----------
                                       $2,023,887    $2,024,340    $2,175,451
                                       ==========    ==========    ==========

     True Value's merchandise sales to its members are divided into three logistics categories, as follows:

                                                        2004   2003   2002
                                                        ----   ----   ----
Warehouse shipment sales..............................  66%    65%    65%
Direct shipment sales.................................  31%    31%    31%
Relay shipment sales..................................   3%     4%     4%

     Warehouse shipment sales are sales of products that are purchased, warehoused and resold by True Value in response to orders from the members. Direct shipment sales are sales of products that are purchased through True Value by the members, but delivered directly to members from vendors and on which True Value accepts the credit risk. Relay sales are sales of products that are purchased through True Value in response to the requests of several members for a product that typically is:

     - to be included in future promotions,

     - seasonal in nature,

     - not normally held in inventory, or

     - not conducive to direct shipment.

     Generally, True Value will give notice to all members of its intention to purchase products for relay shipment and will then purchase only as many items as the members order. When the product shipment arrives at True Value, it is not warehoused; rather, True Value breaks up the shipment and "relays" the appropriate quantities to the members who placed orders.

     True Value has numerous individual agreements with or commitments from its vendors, most of which are terminable by the vendors or True Value without cause. These termination provisions, either individually or in the aggregate, have not had any material adverse effect on True Value's ability to conduct its business. The goods and services purchased by True Value from these suppliers are generally available from a wide variety of sources. True Value is not dependent upon any one supplier or group of suppliers.

     True Value also manufactures and sells paint and paint applicators. The principal raw materials used by True Value in its paint manufacturing activities are chemicals. All raw materials are purchased from outside sources. In the past, True Value has been able to obtain adequate sources of raw materials and other items used in production. True Value does not currently anticipate shortages of materials that would materially impact its paint manufacturing operations.

OTHER SERVICES

     True Value annually sponsors two principal "markets," a separate rental market and an outdoor power equipment show all funded primarily by vendors through booth fees, at which it features the products available for purchase by members, including new merchandise and seasonal items. In addition, the markets permit members and prospective members to keep better informed as to industry trends, attend continuing education classes and network with other members. In the year 2005, one of the principal markets will be held in Atlanta, Georgia in March and the other principal market will be held in Denver, Colorado in September. As the markets generate income and stimulate member purchases, the timing of markets impacts the timing of sales and income recognition for True Value. All members are invited to the markets and attending members generally place substantial orders for delivery of merchandise during the period between markets.

BACKLOG

     As of January 29, 2005 and January 31, 2004, respectively, True Value had a backlog of firm orders (including relay orders) of approximately $34,383 and $18,149. True Value's backlog at any given time is made up of two principal components:

     - normal re-supply orders, and

     - market orders for future delivery.

     Normal re-supply orders are orders from members for merchandise to keep store inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery are not intended to be filled for several months. Market orders for future delivery are member orders placed at True Value's markets for new or seasonal merchandise, to be delivered during the subsequent period between markets. Thus, True Value generally has a relatively high backlog at the end of each market, which decreases in subsequent months until the next market occurs.

     The increase in the 2004 backlog compared to 2003 is primarily related to the timing of new assortment introductions. Many of the product lines recently reviewed for assortment and pricing are being sourced from new vendors; orders related to these new assortments will ship primarily during the first and second quarters of 2005.

COMPETITION

     The retail hardware industry is characterized by intense competition. Independent retail hardware businesses, including those served by True Value, face intense competition from chain stores, discount stores, home centers and warehouse operations such as Wal-Mart, Home Depot, Menards, Sears and Lowe's. Increased operating expenses for the retail stores, including increased costs due to longer store hours and higher retail occupancy costs, have cut into operating margins for members and brought pressure on True Value to achieve lower merchandise costs for its members. In 2004, under new leadership in the merchandising function, True Value initiated a multi-year process to perform comprehensive vendor line reviews. The focus of these reviews is to improve product assortments and enhance wholesale and retail pricing. In 2004, 35 categories were reviewed with most of the new or modified assortments planned to roll out in the first half of 2005. In 2005, True Value expects to complete reviews of an additional 50 categories. These reviews will continue to fund wholesale price reductions to the membership. In addition, True Value is expanding its import program to source more products from lower cost foreign manufacturers in order to enhance wholesale and retail pricing. Also, True Value works with its members to drive profitability through operational improvement programs such as AIM (advanced inventory management), which focuses on assortments of fast turning products, as well as retail programs that focus on areas such as pricing, merchandising, store design and signage.

     Competitive conditions in the wholesale hardware industry are similarly intense and increasing, particularly as a result of the intense pressure on hardware retailers to obtain low-cost wholesale supply sources for merchandise acquisition. True Value competes with other member-owned and non-member-owned wholesalers to be a source of supply and merchandising support for independent retailers. Competitive factors considered by independent retailers in choosing a source of supply include pricing, servicing capabilities, promotional support, merchandise selection, quality and patronage dividends. True Value is concentrating on its supply channel strategies and practices for gaining sustainable competitive advantage. In many markets in the United States, True Value competes directly with other member-owned wholesalers such as Ace Hardware Corporation and Do-it-Best Corporation, as well as independently owned wholesalers.

TRADEMARKS, SERVICE MARKS AND COLLECTIVE MEMBERSHIP MARKS

     True Value's trademarks, service marks and collective membership marks are of prime importance to True Value. Many of the marks are highly recognized and utilized in extensive advertising and marketing campaigns, and True Value vigorously defends its marks. As of December 31, 2004, True Value's members have approximately 6,000 retail and industrial distribution outlets that operate predominately as hardware retail stores, industrial distributors, garden centers and rental stores throughout the United States and in 59 countries, most of which sell merchandise and services under the marks.

     The marks include the True Value(R) marks, the ServiStar(R) mark, the Coast to Coast(R) mark, the Induserve Supply(R) mark, the Party Central(R) mark, the Grand Rental Station(R) mark, the Taylor Rental(R) mark, the Home & Garden Showplace(R) mark and the Commercial Sales(R) mark. The marks also include E-Z Kare(R), Weatherall(R), and Easy Color(R) for paint. All of the marks are currently used in commerce and True Value intends to use the marks in commerce in the future. Each of the marks is renewable at True Value's option and True Value intends to renew them upon expiration. Members have continued to conduct their businesses under the same retail banners as before the merger of Cotter and SCC; however, beginning in year 2000, many members with the retail banners of Coast to Coast(R) and ServiStar(R) started to conduct their business under the single retail banner of True Value(R). True Value's marks also include Help is Just Around the Corner(R), Christmas is Just Around the Corner(R) and Summer is Just Around the Corner(R).

EMPLOYEES

     As of December 31, 2004, True Value employed approximately 2,800 persons in the United States on a full-time basis. Due to the widespread geographical distribution of True Value's operations, employee relations are governed by the practices prevailing in the particular area where the employees are located and are generally implemented locally. Approximately 36% of True Value's 2,100 hourly-wage employees are covered by collective bargaining agreements that are generally effective for periods of three or four years. In general, True Value considers its relationship with its employees to be good.

RETAIL MEMBER AGREEMENT

     The True Value Retail Member Agreement provides, among other things, that each member:

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

        - will comply with True Value's By-Laws, as may be amended from time to time;

        - will accept patronage dividends in a form complying with the requirements of the Internal Revenue Code (the "Code") for deduction from gross income by True Value;

        - may receive different services, charges or freight rates based upon the amount of merchandise purchased by the member;

        - agrees to have its Retail Member Agreement terminated unilaterally in certain circumstances by the affirmative vote or two-thirds or more of the directors of True Value;

        - agrees to have its Retail Member Agreement automatically modified upon notice from True Value to the member of any relevant change in the Certificate of Incorporation and/or By-Laws of True Value, or by resolution of the board of directors;

        - agrees to utilize True Value as its primary supplier for the types of merchandise offered by True Value;

        - agrees to pay, in full on the date due, all invoices to True Value and to accept a service charge on past due balances;

        - agrees that True Value has not granted any exclusive territorial or geographical rights to the member;

        - agrees to have its Retail Member Agreement governed by Illinois law, enforced only in courts located in Cook County, Illinois or any Illinois county contiguous to Cook County, and only interpreted in accordance with the substantive laws of Illinois without giving effect to its conflict of laws principles; and

        - may terminate the Retail Member Agreement upon 60 days written notice mailed to the Chief Executive Officer or Treasurer of True Value at True Value's principal office.

CAPITAL STOCK

     Members of True Value own shares of Class A and Class B common stock. Each of the two classes of stock has a par value of $100 per share. The Class A common stock is sold in units of 60 shares. Each True Value member is required to purchase one unit of Class A common stock for each store owned; however, no True Value member is permitted to acquire more than five units of Class A common stock. The Class B common stock is issued only to members in connection with the patronage dividend distributed to them for purchases in the year of the patronage dividend, as discussed below. See "Distribution of Patronage Dividends" below.

     Neither class of True Value common stock accrues dividends and each has limited transferability. True Value has a right of first offer to repurchase at par value a member's stock before the member can offer the stock to another member. Historically, True Value has always exercised this right. In any event, a member may not transfer stock to anyone without True Value's consent. True Value also retains an automatic lien on both classes of stock for any indebtedness due to True Value by a member. Therefore, there is no existing market for either class of True Value common stock.

     Participation in the earnings or losses of a cooperative is based on member patronage purchasing and reflected by the payment of patronage dividends. In general, these patronage dividends are based on a member's purchasing volume and margins applicable to merchandise purchased by the member, less any expenses related to such business and less certain cooperative reserves. Patronage dividends are determined on a yearly basis for purchasing activity conducted for that year and are allocated no later than September 15th of the following year. True Value pays patronage dividends in a combination of cash, Class B common stock, and occasionally promissory (subordinated) notes. True Value paid patronage dividends for the past two years and paid a dividend for 2004 results in 2005. The 2004 dividend was issued in a combination of cash, Class B common stock and promissory (subordinated) notes. The Class B common stock earned from patronage dividends was used to reduce the loss allocation account (for members who have such an account). See "Loss Allocation to Members and Accumulated Deficit" below.

     In order to avoid the administrative inconvenience and expense of issuing separate certificates representing shares of Class A and Class B common stock to each member, True Value deposits a certificate, representing all the shares of Class A and Class B common stock then being issued, with Harris Trust and Savings Bank, Chicago, Illinois, for safekeeping for and on behalf of its members. True Value keeps the allocations of Class A and Class B common stock in book entry form. True Value then sends a written notice to each member of these deposits and the allocation thereof to the member.

CAPITAL STOCK REDEMPTION

     In accordance with True Value's By-Laws, True Value redeems former members' equity investments in Class A common stock and Redeemable nonqualified Class B common stock in cash at the time of redemption and equity investments of Redeemable qualified Class B common stock are paid with a subordinated installment note. The subordinated installment notes are payable in five equal annual installments and pay interest annually at a fixed rate. The interest rate on subordinated installment notes created during the year is determined annually on the first business day of the year based on the five-year U.S. Treasury bill rate plus 1.0%. For notes issued in 2004, the rate was 4.36% and for notes issued in 2005, the rate is 4.64%. In accordance with True Value's By-Laws, True Value first reduces its aggregate stock redemption obligation payable in both cash or subordinated installment note by its right to legally offset any amounts the former members may owe True Value, including accounts and notes receivable, loss allocations and/or accumulated deficit.

     Effective July 6, 2004, the board of directors rescinded True Value's moratorium on stock redemptions that had been effective since March 2000. In accordance with the Stipulation of Settlement related to the "Derivative Action" (an action brought by a former True Value member against certain present and former directors, certain former officers of True Value and against True Value), upon rescinding the moratorium, True Value reduced loss allocation accounts of the parties to the Stipulation of Settlement by approximately $5,000 on a pro-rata basis. See "Loss Allocation to Members and Accumulated Deficit" below. Since the rescinding of the moratorium, True Value satisfied $7,779 of stock redemption liability in cash and $26,351 by issuing subordinated installment notes. The first payment of principal of $5,241 on subordinated installment notes created since the stock redemption moratorium was rescinded was paid on December 31, 2004. As of December 31, 2004, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but had not completed the redemption procedures, resulting in a stock redemption liability of $4,886. True Value classified this liability as $1,718 in Current maturities of long-term debt, notes and capital lease obligations, $2,476 in Long-term debt including notes and capital lease obligations, less current maturities, and $692 in Other long-term liabilities representing True Value's redemption obligations to former members that management anticipates may not complete the redemption procedures for over a year.

     At December 31, 2003, True Value reported Deferred stock redemptions as a liability comprised of the aggregate net equity investments for each shareholder that had 1) discontinued its purchasing activities with True Value, 2) requested its stock be redeemed, and 3) had such redemption deferred due to True Value's March 2000 declaration of a moratorium on stock redemptions. These net equity investments were the aggregate par value of Class A common stock, qualified Class B common stock and nonqualified Class B common stock, reduced by the aggregate amount that True Value may legally offset by the Loss allocation, Accumulated deficit and Accounts and notes receivable accounts.

DISTRIBUTION OF PATRONAGE DIVIDENDS

     True Value operates on a cooperative basis with respect to business transacted with or for members. All members are entitled to receive patronage dividend distributions from True Value, calculated on a pro-rata basis of gross margins on merchandise purchased by each member. In accordance with True Value's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net margins calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net margins for non-member income/(losses), reasonable reserves and deferred patronage amortization. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors has authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the accumulated deficit account. The total dividend is allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on the relative gross margin participation of the member for each type of purchase category.

     Patronage dividends have historically been paid to members within 90 days after the close of True Value's fiscal year; however, the Code permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of True Value's fiscal year. True Value distributed the patronage dividend for 2004 in February 2005.

     True Value's By-Laws provide for the payment of annual patronage dividends, after payment of at least 20% of such patronage dividends in cash, in "qualified written notices of allocation" including:

     - Class B common stock based on its par value, up to a maximum of 2% of the member's net purchases of merchandise from True Value for the year (except in unusual circumstances of individual hardship, in which case the board of directors reserves the right to make payments in cash),

     - Promissory (subordinated) notes, or

     - Other property.

     Promissory (subordinated) notes are customarily issued for up to a five-year term and bear interest at a fixed rate until maturity. The rate and term of the notes are determined at issuance. The notes are subordinated to all other indebtedness of True Value. True Value may also issue "nonqualified written notices of allocation" to its members as part of its annual patronage dividend. "Nonqualified written notices of allocation" are usually issued in the form of Class B common stock. See "Payment of Patronage Dividends in Accordance with the Internal Revenue Code" below.

     In determining the form of the annual patronage dividend, a member's required investment in Class B common stock of True Value, which may be varied from time to time, is determined by the board of directors. Commencing in 1996, the board established a minimum Class B common stock ownership requirement for each type of retail member. This minimum is generally the greater of: (1) $25,000, or (2) the aggregate of a member's various types of annual purchases, each multiplied by a specific percentage, which varies from 1% to 14% and which decreases as total dollar purchases by category increase. Not all members have achieved this minimum target. The board of directors determined the amount of the minimum required investment by majority vote, and the minimum may be increased or decreased from time to time. True Value is reviewing its minimum investment requirement based on an evaluation of its financial needs and the needs of its membership.

LOSS ALLOCATION TO MEMBERS AND ACCUMULATED DEFICIT

     During the third quarter of 2000, True Value management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. True Value has distributed the 1999 loss allocation among its members by establishing a loss allocation account as a contra-equity account in the Consolidated Balance Sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate Class B stock investment relative to the total Class B stock investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The loss allocation account will be satisfied, on a member-by-member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member-by-member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of True Value, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in True Value.

     The board of directors determined that True Value would retain the 2001 loss as part of the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account. In the event a member terminates its status as a stockholder of True Value, any remaining 2001 loss in the accumulated deficit account that is allocable to the terminated member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in True Value. True Value has determined for each member that was both a stockholder and purchased from True Value in 2001, its share of the 2001 loss that has been retained in the accumulated deficit account. Stockholders that had ceased their membership in True Value prior to 2001 and were solely stockholders due to the moratorium on stock redemptions were excluded from the 2001 loss allocation. Approximately 18% of the $50,687 2001 loss was allocated based upon the member's proportionate equity investment, net of any 1999 loss allocation account, relative to the total equity investments of all members that were both stockholders and purchased from True Value in 2001. Approximately 82% of the total 2001 loss was effectively allocated based on the member's purchases from True Value in 2001 using the same methodology as described above in "Distribution of Patronage Dividends." No member was allocated a loss amount greater than its net equity investments held as of year-end 2001.

     A member's proportionate share of the 1999 and/or 2001 losses have been limited to the extent of its equity investment in True Value. Any portion of a loss allocation that exceeds a member's equity investment is retained by True Value in the accumulated deficit account. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors has authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the accumulated deficit account. Such reduction will be applied first against the oldest components of the deficit and the annual retention of the 5% of patronage source income will continue until the deficit no longer exists.

     In 2003, True Value settled its Derivative Action. The Stipulation of Settlement stated that, at the time the moratorium on stock redemptions was lifted, the Loss allocation accounts for all current and former members who were parties to the Stipulation of Settlement would be reduced by approximately $5,000 on a pro-rata basis. The moratorium was lifted in July 2004 and such reduction occurred.

PAYMENT OF PATRONAGE DIVIDENDS IN ACCORDANCE WITH THE INTERNAL REVENUE CODE

     The Code specifically provides for the taxation of cooperatives (such as True Value) and their patrons (such as True Value's members) so as to ensure that the business earnings of a cooperative are currently taxable either to the cooperative or to its patrons, but not both.

     The shares of Class B common stock and other written notices distributed by True Value to its members, that disclose to the recipient the stated amount allocated to the member by True Value and the portion thereof that is a patronage dividend, are "written notices of allocation" as that phrase is used in the Code. For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that True Value pay 20% or more of the annual patronage dividend in cash and that the members consent to having the allocations (at their stated dollar amounts) treated as being constructively received by them and includable in their gross income. Any written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code.

     True Value deducts all patronage dividends, including cash, the face value of qualified written notices and the fair market value of any other property distributed to the members (except nonqualified written notices of allocation) from its earnings in determining its taxable income. Accordingly, all of these items, including such qualified written notices of allocation, are includable in the gross income of the members. Section 1385(a) of the Code provides, in substance, that the total patronage dividend shall be included in the gross income of the patron (member) for the taxable year in which the patron (member) receives such distribution. This includes amounts paid in cash, in qualified written notices of allocation and in other property (except nonqualified written notices of allocation). In general, for nonqualified written notices of allocation, no amounts are either deductible by True Value or includable in a member's gross income until the notices are redeemed by True Value. True Value itself therefore includes any earnings reflected in nonqualified written notices of allocation in its own gross income and pays tax on them.

     Thus, every year each member may receive, as part of the member's patronage dividend, non-cash "qualified written notices of allocation," which may include Class B common stock (which is determined to be qualified for tax purposes) and subordinated promissory notes, the stated dollar amount of which must be recognized as gross income by the member for the taxable year in which received. The portion of the patronage dividend paid in cash (at least 20%) may be insufficient, depending on a member's individual tax bracket, to pay income taxes due as a result of the full amount of the patronage dividend, including cash, notes and Class B common stock.

     True Value has historically paid approximately 30% of the patronage dividend to its members in cash (excluding nonqualified written notices of allocation). However, True Value is only obligated to distribute 20% of the annual patronage dividend (excluding nonqualified written notices of allocation) in cash, and it may distribute this lesser percentage in future years.

     True Value's By-Laws, reflecting the Code provision applicable to cooperatives, usually treat shares of Class B common stock and such other notices as the board of directors may determine, if distributed in payment of patronage dividends, as "qualified written notices of allocation." The By-Laws provide:

          (1) for payment of patronage dividends in a combination of cash, qualified written notices of allocation (including Class B common stock), other property and nonqualified written notices of allocation; and

          (2) that membership in the organization (i.e., the status of being a member of True Value) constitutes the member's consent to recognize the stated amount of any qualified written notices of allocation or other property distributed to it as includable in the member's gross income as provided in Section 1385(a) of the Code.

     Under the Code, any person who becomes or became a member of True Value, or who remains a member after adoption of the By-Laws providing that membership in True Value constitutes consent to be taxed on receipt of qualified written notices of allocation, is deemed to have consented to be taxed on receipt of patronage dividends in cash and in qualified written notices of allocation, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing member and have been, and will continue to be, delivered to each person prior to becoming a member. Such consent is then effective as to patronage dividends. Such consent may be revoked by the member only by terminating its membership in True Value in the manner provided in his or its Retail Member Agreement. See "Retail Member Agreement" above.

SET OFF RIGHTS OF TRUE VALUE

     True Value's Certificate of Incorporation and By-Laws specifically provide that True Value, but not the member, may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to True Value. True Value exercised its set off rights in 2004 when, upon rescinding its moratorium on stock redemptions, it reduced the amounts paid to former members for their equity investments at the time of redemption by:

          - the amount of any outstanding merchandise accounts receivable to True Value;

          - the amount of any unpaid loans to or advances from True Value;

          - any remaining balance in their 1999 loss allocation account; and

          - their distribution of the 2001 loss allocation, if applicable.

True Value exercised its set off rights in 2004, 2003 and 2002 when True Value notes and interest came due to former members with outstanding merchandise accounts receivable to True Value and current members with past due merchandise accounts receivable to True Value. True Value had also set off note and interest obligations to former members against their related loss allocation balance. In 2004 and 2003, True Value set off the unpaid portions of cash dividends payable against the outstanding merchandise accounts receivable balances of those members that were past due. The set off rights were exercised in an aggregate amount of $58,815 during 2004 and $8,329 during 2003.

     As True Value maintains stock records for its members on a store-by-store basis, members with multiple stores who elect to sell one or more, but not all, of their stores may transfer the stock registered on True Value's records with respect to a store location that is terminating its relationship with True Value to the store locations that are not being terminated, with proper evidence of succession, assignment or authority to transfer and with True Value's express consent. Otherwise, True Value may exercise its set off rights upon redemption against the stock investment recorded for the store location to be closed, including the set off rights for all loss allocation account balances.

ITEM 2. PROPERTIES.
($ IN THOUSANDS)

WAREHOUSING AND OFFICE FACILITIES

     True Value's worldwide headquarters is located in Chicago, Illinois. Information with respect to True Value's owned and leased warehousing and office facilities at December 31, 2004 is set forth below:

                                                     SQUARE FEET OF
                                                     WAREHOUSE AND                           LEASE
   LOCATION                                           OFFICE AREA        INTEREST       EXPIRATION DATE
   --------                                          --------------      --------       ---------------
   Chicago, Illinois(1)........................          228,100          Leased       December 31, 2010
   Corsicana, Texas(2).........................          754,000          Leased       December 31, 2022
   Denver, Colorado(3).........................          355,000          Leased       June 30, 2005
   Fogelsville (Allentown), Pennsylvania(2)....          528,000          Leased       December 31, 2022
   Harvard, Illinois...........................        1,032,000          Leased       November 24, 2013
   Harvard, Illinois(3)........................          163,000          Leased       November 24, 2005
   Jonesboro (Atlanta), Georgia(2).............          619,000          Leased       December 31, 2022
   Kansas City, Missouri(2)....................          398,000          Leased       December 31, 2022
   Kingman, Arizona(2).........................          354,000          Leased       December 31, 2022
   Springfield, Oregon(2)......................          523,000          Leased       December 31, 2022
   Woodland, California(2).....................          341,000          Leased       December 31, 2022
   East Butler, Pennsylvania(5)................          640,000           Owned
   Manchester, New Hampshire(4)................          701,000           Owned
   Mankato, Minnesota(4).......................          310,000           Owned
   Westlake (Cleveland), Ohio(4)...............          393,000           Owned

---------------

(1) True Value has subleases with third parties for approximately 58,400 of the 228,100 square feet of the Chicago, Illinois space.

(2) Facility was part of the December 31, 2002 sale leaseback transaction. See "Properties -- Sale Leaseback Transaction" below.

(3) True Value expects to extend the leases for the Denver, Colorado and Harvard, Illinois facilities for an additional 3 and 5 years, respectively.

(4) Facility is assigned as collateral under the asset-based revolving credit facility ("Bank Facility").

(5) On January 20, 2005, True Value signed a non-binding letter of intent for the sale of the Butler facility for $6,188 with an anticipated close date of March 31, 2005.

On October 25, 2004, True Value received a Lease Termination Notice with respect to the remaining 386,000 sq. ft. of vacant facility space in Hagerstown, Maryland that was effective November 1, 2004. The facility was originally leased until July 2005 and was subject to landlord cancellation upon 10 days notice.

True Value has a 60,500 sq. ft. facility in Peachtree City, Georgia leased until November 2005 that is sublet to third parties. True Value currently has no intention of renewing this lease upon expiration.

SALE LEASEBACK TRANSACTION

     On December 31, 2002, True Value sold seven of its distribution centers to unrelated third parties generating net proceeds to True Value of $121,438. True Value concurrently agreed to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in True Value's financial statements. The resulting gain on sale of $55,564 was recorded as deferred gain in the Consolidated Balance Sheet and is being amortized to income on a straight line basis over the initial 20 year lease term.

     True Value has the right but not the obligation to extend each lease for two additional periods of approximately 10 years each and may exercise such renewal rights on each property individually. Subject to certain conditions described in the leases, True Value has the right to assign the lease or sublet all or any part of any property without the landlord's prior written consent.

OTHER PROPERTY SALES

     The Brookings, South Dakota regional distribution center was closed and sold in 2002. True Value had been exiting and consolidating distribution facilities since the merger with SCC in 1997 to both realize the benefit of reduced operating costs of the merged cooperatives and to reflect a level of contraction of its operations.

     True Value continues to evaluate opportunities to capitalize on the increase in market value over the historical book value of its owned real estate assets through additional sale leaseback transactions, mortgages or other financing methods.

MANUFACTURING FACILITIES

     True Value's facilities are suitable for their respective uses and are, in general, adequate for True Value's present needs. Information with respect to True Value's manufacturing facilities is set forth below:

                                               SQUARE FEET OF
                                                MANUFACTURING           PRINCIPAL
LOCATION                                       AND OFFICE AREA           PRODUCT           INTEREST
--------                                       ---------------          ---------          --------
Chicago, Illinois(1)(2)....................        105,000           Oil based Paint        Owned
Cary, Illinois(1)..........................        612,000          Latex based Paint       Owned
                                                                        and Paint
                                                                       Applicators

---------------

(1) Assigned as collateral under the Bank Facility

(2) On February 25, 2005, True Value announced a plan to relocate its Chicago, Illinois oil based paint manufacturing operations to Cary, Illinois. Following the relocation, True Value's management anticipates selling the Chicago, Illinois facility.

OTHER LEASES

     True Value owns and leases transportation equipment for use at its distribution centers for the primary purpose of delivering merchandise from True Value's distribution centers to its members. Additional information concerning these leases can be found in Note 5, "Lease Commitments," to the Consolidated Financial Statements beginning at page F-1.

ITEM 3. LEGAL PROCEEDINGS.
($ IN THOUSANDS)

ACTIVE LEGAL MATTERS:

FLEGLES ACTION

     On February 12, 2003, a former True Value member, Flegles Inc. ("Flegles"), filed suit against True Value in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that True Value is liable to Flegles for the role True Value played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found True Value liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. As True Value believes that the verdict was rendered in error, it pursued post-trial motions before the Circuit Court, including a request that the verdict be set aside or that True Value be awarded a new trial. Such relief was denied by the Circuit Court and True Value is now pursuing its appeal for such relief in the Kentucky Appellate Court. True Value posted with the court a bond in an amount necessary to prevent Flegles from enforcing its judgment during the appeal. True Value intends to continue to vigorously defend this case and does not believe that the ultimate resolution will have a material effect on results from operations or financial position.

CLAIMS AGAINST ERNST & YOUNG LLP

     True Value is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. True Value contends that E&Y failed to properly discharge its duties to True Value and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in True Value's internal financial and operational controls. As a result, True Value was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, True Value reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is True Value's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, True Value has suffered significant financial damages. The factual allegations that form the basis for True Value's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. True Value began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by True Value's engagement letter with E&Y, True Value and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful and again pursuant to the dispute resolution procedures, True Value filed its claim with the American Arbitration Association on July 31, 2002. The arbitration is subject to certain confidentiality requirements. Another effort at non-binding mediation between the parties began in December 2004 and was unsuccessful. Hearings before the arbitration panel occurred in early 2005 and a decision is still pending. A portion of the recoveries under this matter, if any, may be subrogated to the rights of True Value's insurer to the extent that it has made payments to or on behalf of True Value associated with the 1999 loss.

COMPLETED LEGAL MATTERS:

KENNEDY ACTION

     In June 2000, various former members of True Value filed an action against True Value in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois) (the "Kennedy action"). The plaintiffs in the Kennedy action each alleged that, based upon representations made to them by True Value and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar/Coast to Coast and Cotter & Company. The plaintiffs alleged that after the merger, the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in True Value terminated. The plaintiffs further claimed that True Value breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. The plaintiffs each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. Similar claims were filed against True Value as counterclaims to various complaints filed by True Value in McHenry County to recover accounts receivable balances from other former members. Those claims were consolidated with the Kennedy action. In March 2001, the Kennedy complaint was amended to add additional plaintiffs. Also in March 2001, another action was filed against True Value on behalf of additional former members, in the same court, by the same law firm (the "A-Z action"). The complaint in the A-Z action alleged substantially similar claims as those in the Kennedy action, with the principal difference being that the claims related to the elimination of the ServiStar brand name. The Kennedy and A-Z actions were consolidated for purposes of discovery. In July 2002, the plaintiffs in these consolidated actions amended their complaints to name as defendants two former officers of True Value. In December 2004, True Value entered into a settlement on confidential terms with the plaintiffs under the Kennedy and A-Z actions, which settled all claims under these actions and pursuant to which the Kennedy and A-Z actions were dismissed.

     A significant portion of the liability incurred by True Value under the aforementioned confidential settlement was paid by an insurance company under True Value's applicable insurance policy. The remaining amount payable by True Value under the settlement did not materially affect its consolidated financial position or results of operations.

TRUE VALUE ORDER

     On March 4, 2003, the Commission entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to True Value Company, SEC File No. 3-11050 (the "Order"). True Value consented to the entry of the Order without admitting or denying the findings in the Order.

     The Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss of $130,803. The Order found that, from approximately July 1997 through the end of 1999, True Value's accounting systems and internal controls related to inventory management were inadequate. The Order also found that these deficiencies caused True Value to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. According to the Order, True Value filed erroneous reports on Form 10-Q for the first, second and third quarters of 1998 and 1999 and an erroneous report on Form 10-K for 1998. In 1999, True Value reported a loss, caused by weaknesses in the accounting practices and internal controls at True Value, of approximately $130,803.

     Pursuant to the Order, True Value has agreed to continue to maintain the procedures that it has adopted since the Spring of 2000 and otherwise to comply with the accounting, record keeping and internal control provisions of the Securities and Exchange Act of 1934 (the "Exchange Act"). In addition, True Value will continue to employ as a member of its management team, during the fiscal years ending 2002, 2003 and 2004, a Director of Internal Audit who will be responsible for executing True Value's internal audit plan and will continue to engage a public accounting firm to assist the Director of Internal Audit in performing internal audit procedures.

     Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit prepared and delivered to True Value's board audit committee, with copies to the Commission, True Value's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls. The report for year end 2004 was filed with the Commission on March 3, 2005. True Value believes it has no further reporting obligations under the Order.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     There is no existing market for the common stock of True Value and there is no expectation that any market will develop. True Value's Class A common stock is owned exclusively by retailers of hardware and related products, garden center retailers and industrial distributors as well as rental retailers, each of whom is a member or former member of True Value and purchased at least 60 shares of True Value's Class A common stock (the only class of voting stock) upon becoming a member. True Value is organized as a Delaware stock corporation and operates as a member-owned wholesaler cooperative corporation. The shares of True Value's

Class B common stock now outstanding were issued to members in partial payment of the annual patronage dividend that accrued as a result of patronage business transacted by such members with True Value. In accordance with True Value's By-Laws, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions authorized by the board of directors.

     The number of holders of record as of January 29, 2005 of each class of stock of True Value was as follows:

                                                                  NUMBER
                                                                OF HOLDERS
                       TITLE OF CLASS                          OF RECORD(1)
                       --------------                          -------------
Class A common stock, $100 Par Value........................       4,825
Class B common stock, $100 Par Value........................       4,752

---------------

(1) Does not include holders of record whose shares have been reclassified from member's equity to liabilities resulting from the members' withdrawal from True Value membership and for which stock redemption procedures have not been completed.

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of True Value's Certificate of Incorporation, may be declared out of retained earnings of True Value, as may be authorized by the board of directors. Dividends may be paid in cash, in property, in promissory (subordinated) notes, or in shares of the Class B common stock, subject to the provisions of the Certificate of Incorporation and the By-Laws. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, True Value has not paid dividends on its Class A common stock or Class B common stock. The board of directors does not plan to pay non-patronage dividends on either class of stock.

     In February 2005, the board of directors authorized the payment of a patronage dividend related to 2004. The patronage dividend was paid in February 2005. See Item 1, "Business -- Distribution of Patronage Dividends" and "Business -- Loss Allocation to Members and Accumulated Deficit."

ISSUER PURCHASES OF EQUITY SECURITIES

     The number of shares of True Value's Class A common stock redeemed and the average price paid per share for each month in the fourth quarter of 2004 were as follows:

                                                          AVERAGE        TOTAL NUMBER     APPROXIMATE $
                                        TOTAL NUMBER     PRICE PAID      OF SHARES AS     VALUE THAT MAY
                                         OF SHARES       PER SHARE         PART OF       YET BE PURCHASED
                                        REDEEMED(1)    BEFORE OFFSETS   ANNOUNCED PLAN      UNDER PLAN
                                        ------------   --------------   --------------   ----------------
CLASS A COMMON STOCK
October 3 -- October 30, 2004.........      5,400           $100               --             $  --
October 31 -- November 27, 2004.......      3,900            100               --                --
November 28 -- December 31, 2004......      8,160            100               --                --
                                           ------                            ----             -----
Total.................................     17,460                              --             $  --
                                           ======                            ====             =====

---------------

(1) In March 2000, the board of directors of True Value declared a moratorium on redemptions of the capital stock, which was rescinded by the board of directors of True Value effective July 6, 2004. In accordance with True Value's By-Laws, True Value offsets amounts due by its members against any amounts that it pays to the members on redemption of either their stock or their notes. This stock redemption liability is the aggregate value of the former members' equity investments after the offset of the loss allocation resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. The net investment value of Class A common stock, after offset, is paid in cash at the time of redemption.

ITEM 6. SELECTED FINANCIAL DATA.
($ IN THOUSANDS)

                                                      SELECTED FINANCIAL DATA
                                          AS OF AND FOR THE FISCAL YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2004         2003         2002       2001(1)        2000
                                   ----------   ----------   ----------   ----------   ----------
Net revenue......................  $2,023,887   $2,024,340   $2,175,451   $2,619,434   $3,993,642
Gross margin.....................     222,077      220,436      246,918      271,794      285,802
Net margin/(loss)................      43,213       21,221       21,153      (50,687)      34,117
Patronage dividends(2)...........      41,375       18,269       20,541           --       34,705
Total assets.....................     655,519      681,460      703,371    1,020,837    1,236,014
Current and non-current long-term
  third party debt and
  borrowings.....................      90,155      132,423      191,315      431,681      446,354
Current and non-current
  promissory (subordinated) and
  installment member notes
  payable........................      80,146       59,859       64,886       82,606      107,856
Deferred stock redemptions and
  Redeemable nonqualified Class B
  common stock(3)................      21,626       56,864           --           --           --
Class A common stock(3)..........      30,490       31,440       50,120       49,896       49,084
Class B common stock(3)..........     102,187       96,542      176,945      174,448      174,448

---------------

(1) The 2001 decrease in revenue compared to 2000 is primarily due to the sale of the Lumber Business on December 29, 2000. The Lumber Business had revenue in 2000 of $1,085,102.

(2) No patronage dividend was issued for 2001 due to a net loss of $50,687, which was reported for that year.

(3) In 2004, True Value lifted the moratorium on stock redemptions and redeemed shares for former shareholders who completed required stock redemption procedures. Accordingly, no deferred stock redemptions remain as a result of the moratorium. In 2003, Class A common stock and Class B common stock excludes approximately $18,841 and $82,718, respectively, of amounts not redeemed due to the stock moratorium. Class B common stock also excludes $33,868 of nonqualified Class B common stock. These amounts are included in Deferred stock redemptions and Redeemable nonqualified Class B common stock and are offset by Loss allocation of $27,941, Accumulated deficit of $9,933 and an offset of accounts receivable of $6,821 pursuant to True Value's agreements with its members. In 2002, Class A common stock and Class B common stock include approximately $15,475 and $47,033, respectively, of amounts not redeemed due to the stock moratorium. In 2001, Class A common stock and Class B common stock include approximately $11,699 and $34,712, respectively, of amounts not redeemed due to the stock moratorium. See Note 1, "Description of Business and Accounting Policies -- Capital Stock Redemption," to the Consolidated Financial Statements beginning at page F-1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
($ IN THOUSANDS)

OVERVIEW

     True Value has had three consecutive years of achieving key milestones in the turnaround of its business. Operational, financial and internal control breakdowns during the integration period following the merger of Cotter & Company and ServiStar Coast to Coast Corporation on July 1, 1997 culminated in a $130,803 loss in 1999. Since then, new management has returned True Value to profitability by reducing costs significantly, restructuring operations, improving operational performance, reducing and refinancing its debt, improving internal accounting controls and changing its corporate culture. These accomplishments, as well as other management actions, have slowed the rate of net membership attrition in True Value, which increased after the 1999 loss.

     In 2002, management restored True Value to profitability by reducing costs and also completed a sale leaseback transaction. These two items produced cash to significantly reduce True Value's debt.

     In 2003, True Value entered into a new debt agreement that consolidated and refinanced its third party senior notes and revolving credit facility, reducing its weighted average interest rate to approximately 4% from the prior rate of approximately 13% and resulting in negotiated cash savings of $21,291 in senior lender obligations. Of this amount, $7,706 related to forgiveness of existing indebtedness and $13,585 related to a negotiated reduction in refinancing related make-whole obligations. (The $13,585 represents the difference between the contractual amount of the make-whole obligation in accordance with the old senior note agreements compared to the amounts negotiated with the old senior note holders.) Additionally in 2003, True Value settled the Derivative Action against it for the benefit of nearly all True Value members, reduced pricing to members nearly $10,000, and continued implementing efficiency initiatives and improving operational profitability.

     In 2004, True Value stabilized revenue and more than doubled its 2003 net margin. The higher 2004 net margin was primarily due to the 2003 debt refinancing and was achieved after providing price reductions to members of approximately $9,000. True Value also secured lower product acquisition costs through a new multi-year comprehensive line review process implemented during the second half of 2004. This line review process will fund incremental price reductions to members in 2005 and beyond. In addition, True Value lifted the moratorium on stock redemptions, funded related stock redemptions and reduced year end debt by $21,981.

     Management utilizes a variety of key performance measures to monitor the health and progress of True Value's business. These measures are store count, revenue, operational and interest expense reductions and debt reduction.

     The following is a summary of the trends of the most significant key performance measures identified above:

  STORE COUNT:

(YEAR END STORE COUNT GRAPH)
                              YEAR END STORE COUNT

2001                                     7,196
2002                                     6,567
2003                                     6,178
2004                                     6,025

     Management begins its analysis of the financial health of True Value by measuring the number of stores and the level of patronage from True Value members. Management considers that one of the critical elements of the turnaround has been stabilizing the membership base. As demonstrated on the preceding chart, the rate of True Value's net store count decline has tapered off significantly in the last few years. Year end store count figures include new store gains of 148, 212 and 202 in 2002, 2003 and 2004, respectively. Management is projecting a modest 2% net decline in overall store count in 2005, assuming stable economic and competitive conditions and the continued improvement of the financial condition of True Value. Management considers this a modest decline, as the number of industry-wide independent hardware stores is projected to decline at about a 1.0% rate for the next several years. With the improvement in the financial condition of True Value, management expects new store revenue to be greater in 2005 than in 2004.

     In regards to the level of patronage from True Value members in 2004, approximately one quarter of the stores accounted for less than 5% of Net revenue. This relationship has been fairly consistent over the last several years. If True Value were to experience a significant decrease in this quartile of current members, the financial impact would not be significant.

  NET REVENUE:
(NET REVENUE GRAPH)

                                                  HARDWARE & PAINT              CANADA AND LUMBER BUSINESS         TOTAL
                                                  ----------------              --------------------------         ------
2001                                                 $2,514                              $105                      $2,619
2002                                                 $2,175                                                        $2,175
2003                                                 $2,024                                                        $2,024
2004                                                 $2,024                                                        $2,024

     Following several years of declining Net revenue, driven primarily by declining membership, True Value's Net revenue stabilized in 2004, as the member attrition rate continued to taper off. A key metric utilized by management to assess the strength of Net revenue is year-to-year same store sales. This metric represents year-to-year sales performance for member stores with at least two full fiscal years as members of True Value. For the first time in recent years, same store sales increased by $38,005, or 1.9%, in 2004 after declining by $40,076, or 1.8%, in 2003 and by $119,584, or 4.6%, in 2002. Management
estimates that in 2005 True Value will experience a modest increase in Net revenue.

  OPERATING AND INTEREST EXPENSES:
(OPERATING AND INTEREST EXPENSES GRAPH)

                                                              OPERATING AND INTEREST EXPENSES ($ IN MILLIONS)
                                                              -----------------------------------------------
2001                                                                               $289
2002                                                                               $229
2003                                                                               $221
2004                                                                               $181

     A key component of management's turnaround strategy has been to reduce the cost structure of True Value. Management's actions, including restructuring actions, have focused on reducing the following expenses: logistics and manufacturing, selling, general and administrative, and interest paid to members and third parties. In 2004, third party interest expense was significantly lower due to a full year effect from the

August 29, 2003 refinancing. Member interest expense was slightly higher due to additional debt created by lifting the moratorium. In 2003, third party interest expense includes the cost of $26,927 incurred with the refinancing of the Senior Debt, resulting from the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make-whole interest costs. In 2001, True Value incurred sizable restructuring charges mainly in connection with distribution facility closures and corporate layoffs. These restructuring actions and other corporate cost reductions have been key to the improved profitability of True Value. Management estimates stable expenses and a modest profit improvement in 2005.

  DEBT:
(TOTAL YEAR-END DEBT INCLUDING MEMBER DEBT GRAPH)

                                           THIRD PARTY DEBT               MEMBER DEBT        TOTAL
                                           ----------------               -----------        -----
2001                                             $432                         $82              $514
2002                                             $191                         $65              $256
2003                                             $132                         $60              $192
2004                                             $ 90                         $80              $170

     Total debt, shown above, includes all third party debt and the current and long-term portions of subordinated member debt. The primary contributors to True Value's debt reduction over this period included: the sale leaseback of seven distribution centers, the sale of idle or underutilized assets, improved working capital management and lower operating expenses resulting from headcount and other expense reductions. The combination of improved operating performance and lower debt levels allowed True Value to refinance its third party senior notes and revolving credit facility on August 29, 2003, which reduced the average interest rate on these borrowings from approximately 13% to approximately 4%. Overall debt reductions in 2004 were achieved despite the increase in debt required to fund stock redemptions resulting from the lift of the stock moratorium. In 2005, management anticipates a modest increase in debt due to financing development of new member programs and information systems enhancements.

     True Value's primary source of revenue is derived from the sale of hardware, paint and paint related products, and general merchandise to member stores. These revenues result from shipments that originate from True Value's distribution facilities, as well as from shipments that go direct from True Value's vendors to member stores. In addition, True Value recognizes revenue for services provided to members and vendors, including primarily advertising and transportation fees.

     Costs of revenue include acquisition cost of merchandise (net of discounts and vendor incentives), warehousing and transportation costs, manufacturing costs for paint and paint related products, transportation costs, and costs related to other services provided to members.

     Selling and general administrative costs include headquarter and field personnel expenses, as well as advertising, marketing and information technology costs.

     True Value's cash flows are generated primarily from profits on sales of merchandise and services, as discussed above, and are utilized primarily to service debt and fund patronage dividends to members.

     The success of True Value is dependent upon continued support from its members in the form of purchases of merchandise and services for their retail and/or industrial distribution outlets. Significant declines in membership or in the levels at which members purchase from True Value, or both; an increase in market share of the various entities that compete in the hardware industry; and a decline in the general U.S. economy could have a significant negative effect on True Value's profitability.

     The following discussion and analysis provides information that management believes to be relevant to understanding True Value's financial condition and results of operations. This discussion should be read in conjunction with True Value's consolidated financial statements and the related notes thereto included in this report, beginning at page F-1.

RESULTS OF OPERATIONS FOR 2004 COMPARED TO 2003

     In 2004, True Value's revenue stabilized and net margin more than doubled from 2003. True Value also lifted the moratorium on stock redemptions, reduced total debt and experienced a 2.5% net decline in member retail outlets, the lowest level of decline in several years. True Value's success in slowing the net decline in number of retail outlets was predominately due to its improved financial position; True Value has reestablished itself as a financially stable cooperative wholesaler for the independent hardware retailer and is having success signing new members from its competitors.

  NET REVENUE AND GROSS MARGIN

     A reconciliation of Net revenue and gross margin between 2004 and 2003 follows:

                                                                   % OF                  GROSS
                                                       NET       2003 NET    GROSS      MARGIN %
                                                     REVENUE     REVENUE     MARGIN    OF REVENUE
                                                    ----------   --------   --------   ----------
                                                                  ($ IN THOUSANDS)
2003 RESULTS......................................  $2,024,340    100.0%    $220,436      10.9%
                                                    ----------    -----     --------      ----
Same store sales:
  Warehouse and relay revenue.....................      15,034      0.7%       6,142
  Vendor direct revenue...........................      15,408      0.8%         (53)
  Paint revenue...................................       7,563      0.4%      (2,263)
                                                    ----------    -----     --------
     Net same store sales.........................      38,005      1.9%       3,826
                                                    ----------    -----     --------
Change in participating members:
  Terminated members:
     Warehouse and relay revenue..................     (42,997)    (2.1)%     (7,150)
     Vendor direct revenue........................     (18,662)    (0.9)%       (205)
     Paint revenue................................      (3,683)    (0.2)%     (1,673)
                                                    ----------    -----     --------
       Net terminated members.....................     (65,342)    (3.2)%     (9,028)
                                                    ----------    -----     --------
  New members:
     Warehouse and relay revenue..................      17,619      0.8%       2,540
     Vendor direct revenue........................       8,611      0.4%          40
     Paint revenue................................       1,604      0.1%         537
                                                    ----------    -----     --------
       Net new members............................      27,834      1.3%       3,117
                                                    ----------    -----     --------
          Net change in participating members.....     (37,508)    (1.9)%     (5,911)
                                                    ----------    -----     --------
Other revenue and cost of revenue.................        (950)    (0.0)%      3,726
                                                    ----------    -----     --------
     Total change.................................        (453)    (0.0)%      1,641
                                                    ----------    -----     --------
2004 RESULTS......................................  $2,023,887    100.0%    $222,077      11.0%
                                                    ==========    =====     ========      ====

     Net revenue for the year ended December 31, 2004 totaled $2,023,887, which was flat compared to the same period last year. The net revenue increase in the same store sales category was offset by declines in the participating member store sales and other revenue categories. True Value's same store sales increased $38,005, or 1.9%. Same store sales were favorably impacted by various True Value programs and initiatives to drive merchandise sales, as well as an improved economy and renewed member confidence in True Value. Partially offsetting the increase in same store sales was a 2.5% net decline in the number of participating member retail outlets, resulting in revenue reduction of $37,508, or 1.9%. The 2004 net decline in revenue resulting from the change in participating member stores is an improvement relative to the net decline experienced in 2003 of $94,013, or 4.3%. The remaining revenue reduction in other revenue of $950 was primarily due to the impact of Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), on advertising revenue (See Note 1, "Description of Business and Accounting
Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1). In addition, Net revenue was favorably impacted by two extra ship days in 2004 compared to 2003; this effect was predominately offset by wholesale product price reductions (excluding commodity items) that lowered revenue by an incremental $9,019, as compared to the prior year.

     Gross margin for the year ended December 31, 2004 increased by $1,641, or 0.7%, over the prior year. Same store sales gross margin increased $3,826 due to volume increases discussed above, offset by lower paint margins due to raw material price increases and costs of $2,377 incurred to implement the new "Color Made Simple" paint program. Another contributing factor reducing gross margin was the net decline in participating member stores, lowering gross margin by $5,911. Although the net decline in participating member stores caused a gross margin reduction, the trend shows improvement, as 2003 had a gross margin loss of $13,374 from a net decline in participating member stores. The wholesale product price reductions that lowered revenue did not unfavorably impact gross margin, as lower product acquisition cost from suppliers more than offset the wholesale product price reductions.

     The other cost of revenue category, which consists mainly of advertising, transportation, freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, increased by $3,726. The primary reason for this increase was the net impact of EITF 02-16 related to the change in recognition of vendor compensation and market related items (See Note 1, "Description of Business and Accounting Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1). Also favorably impacting the other gross margin category was lower advertising cost related to discontinuing in 2004 the sponsorship of "IROC" (International Race of Champions). Partially offsetting this favorable variance were higher inventory reserve requirements related to the increased levels of unproductive inventory and higher costs incurred to prepare goods for resale.

                                                                              $ EXPENSE
                                                           2004      2003     (DECREASE)
                                                          -------   -------   ----------
Logistics and manufacturing expenses....................  $63,411   $64,071     $(660)

     Logistics and manufacturing expenses decreased by $660, or 1.0%, as compared to the same period last year. This decrease in expense is primarily due to 2003 expenses that did not re-occur in 2004, including asset impairment, severance and facility exit costs of $2,495. Partially offsetting this decrease were transportation administrative cost increases of $913 primarily related to staffing in the vendor compliance and global sourcing departments. In addition, manufacturing expenses increased $870 principally due to post-employment charges and the write-off of licensing fees related to True Value's Trading Spaces(TM) brand of paint products.

                                                                              $ EXPENSE
                                                           2004      2003     INCREASE
                                                         --------   -------   ---------
Selling, general and administrative expenses...........  $104,772   $99,170    $5,602

     Selling, general and administrative ("SG&A") expenses increased by $5,602, or 5.6%, as compared to 2003. The increase in SG&A expenses was primarily due to the application of EITF 02-16 (See Note 1, "Description of Business and Accounting Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1). In 2003, amounts both earned and expensed related to markets of $13,607 were recorded net in SG&A expenses; in 2004, these amounts were recorded in Net revenue and Cost of revenue as applicable. Excluding the EITF 02-16 impact, SG&A expenses would have decreased by

$8,617. Reductions in depreciation and amortization and bad debt expense were offset by increases in labor and related items. Depreciation and amortization expense was lower by $8,572 primarily due to capital investments incurred after the 1997 merger becoming fully depreciated or amortized during 2003 and 2004. Bad debt provisions generated a reduction in SG&A expense of $3,425 compared to 2003 primarily due to favorable collections experience on current and terminated member accounts and notes receivables. Labor costs increased $2,295 due to annual merit increases, post-employment charges due to departmental reorganizations, group medical insurance costs, and modest increases in additional headcount to facilitate True Value merchandise sales initiatives. These increases were partially offset by lower bonus expense and 401(k) contributions due to lower achievement of performance targets in 2004 versus 2003.

                                                                             $ EXPENSE
                                                           2004     2003     (DECREASE)
                                                          ------   -------   ----------
Third party interest expense............................  $7,379   $51,724    $(44,345)

     Third party interest expense decreased $44,345, or 85.7%, as compared to the same period last year. The primary reasons for the decrease were related to the August 29, 2003 refinancing. The lower interest rate achieved in the refinancing resulted in lower interest costs in 2004 versus 2003 of $9,167. In addition, costs related to the August 2003 refinancing and to prior debt agreements did not re-occur in 2004. These costs included the write-off of deferred fees related to the prior debt agreements of $26,927, amortization of senior note make-whole interest cost related to prior year's senior note prepayments of $4,579, and amortization of bank fees of $2,703. See "Other income, net" for related debt forgiveness.

                                                                              $ INCOME
                                                         2004       2003     (DECREASE)
                                                        -------   --------   ----------
Other income, net.....................................  $(2,790)  $(21,882)   $(19,092)

     Other income, net decreased $19,092, or 87.2%, as compared to the same period last year. This decrease in other income was primarily the result of three 2003 gains that did not re-occur in 2004. In April 2003, True Value recognized a gain of $7,133 of unamortized income related to terminated agreements associated with the sale of the lumber business to BMA in December 2000. True Value also recognized a gain on debt forgiveness of $7,706 related to the debt refinancing on August 29, 2003. Finally, litigation settlements in 2003 resulted in gains of $5,538.

                                                                            $ NET MARGIN
                                                         2004      2003       INCREASE
                                                        -------   -------   ------------
Net margin............................................  $43,213   $21,221     $21,992

     The 2004 net margin of $43,213 increased from net margin of $21,221 for the same period a year ago. The primary reason was the reduction in interest related to the August 29, 2003 refinancing of True Value's third party debt and other changes as discussed above.

RESULTS OF OPERATIONS FOR 2003 COMPARED TO 2002

     True Value experienced a net decline of its total number of outlets of 5.9% in 2003 and 8.7% in 2002. The decline was due to retailer competition and members leaving True Value to find an alternate source of supply, principally due to concerns about True Value's financial health. True Value's improved financial stability served to slow the net decline in the number of retail outlets and the reduction of market share of members' purchases. Further, members bought more merchandise from the distribution centers resulting in a favorable mix of higher margin warehouse sales and fewer low margin direct sales. In addition, price reductions, which commenced in October 2002 and continued through 2003, contributed to a net decline in revenue and gross margin but were of benefit to the members.

     During 2003, True Value was successful in completing a refinancing of the existing senior credit facility and senior notes with a four-year revolving credit facility. The new Bank Facility resulted in a reduction in interest expense as a result of a lower interest rate from September 2003 through December 2003.

  REVENUE AND GROSS MARGIN

     A reconciliation of revenue and gross margin between 2003 and 2002 follows:

                                                                   % OF                  GROSS
                                                       NET       2002 NET    GROSS      MARGIN %
                                                    REVENUE $    REVENUE    MARGIN $   OF REVENUE
                                                    ----------   --------   --------   ----------
                                                                  ($ IN THOUSANDS)
2002 RESULTS......................................  $2,175,451    100.0%    $246,918      11.4%
                                                    ----------    -----     --------      ----
Same store sales:
  Warehouse and relay revenue.....................     (11,177)    (0.5)%      3,065
  Vendor direct revenue...........................     (21,995)    (1.0)%       (858)
  Paint revenue...................................      (6,904)    (0.3)%     (3,591)
                                                    ----------    -----     --------
     Net same store sales.........................     (40,076)    (1.8)%     (1,384)
                                                    ----------    -----     --------
Change in participating members:
  Terminated members:
     Warehouse and relay revenue..................     (78,414)    (3.6)%    (12,587)
     Vendor direct revenue........................     (33,614)    (1.5)%       (344)
     Paint revenue................................      (6,359)    (0.3)%     (3,110)
                                                    ----------    -----     --------
       Net terminated members.....................    (118,387)    (5.4)%    (16,041)
                                                    ----------    -----     --------
  New members:
     Warehouse and relay revenue..................      13,429      0.6%       2,155
     Vendor direct revenue........................       9,959      0.5%          52
     Paint revenue................................         986      0.0%         460
                                                    ----------    -----     --------
       Net new members............................      24,374      1.1%       2,667
                                                    ----------    -----     --------
          Net change in participating members.....     (94,013)    (4.3)%    (13,374)
                                                    ----------    -----     --------
Other revenue and cost of revenue.................     (17,022)    (0.8)%    (11,724)
                                                    ----------    -----     --------
     Total change.................................    (151,111)    (6.9)%    (26,482)
                                                    ----------    -----     --------
2003 RESULTS......................................  $2,024,340     93.1%    $220,436      10.9%
                                                    ==========    =====     ========      ====

     Net revenue for the year ended December 31, 2003 totaled $2,024,340, a decrease of $151,111, or 6.9%, as compared to the same period last year. The overall decline in revenue was predominately due to a decline in the number of participating member retail outlets. True Value experienced a 5.9% net decline in the number of participating member outlets resulting in a revenue reduction of $94,013, or 4.3%. Same store sales declined $40,076, or 1.8%, as compared to the prior year due to True Value members shifting some of their merchandise purchases to other sources and the effect of a slow economy through the first three quarters. A contributing factor in the decline of revenue in same store sales and change in participating members categories was a product price reduction that lowered revenue by approximately $9,884 as compared to the prior year. Other revenue, which consists of advertising, transportation and other revenue declined $17,022, or 0.8%, primarily due to lower national advertising program fees that are determined based on a percentage of each member's purchases. In addition, the adoption of the accounting rule EITF Issue No. 02-16 (See Note 1, "Description of Business and Accounting Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1) had an impact of reducing revenue by $4,284. Further, reduced shipments to members reduced freight revenue from members by $3,049.

     Gross margin for the year ended December 31, 2003 decreased by $26,482, or 10.7%, over the prior year. The net decline in participating member outlets contributed $13,374 of the reduction in gross margin. Gross margin from same store sales declined by $1,384. A contributing factor in the decline of gross margin in same store sales and change in participating members categories was a product price reduction that lowered gross margin by approximately $9,884 as compared to the prior year. The product price reduction was partially offset by lower product acquisition costs from both domestic and global suppliers.

     Other cost of revenue, which is comprised of advertising, transportation, freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, negatively impacted gross margin by $11,724 as compared to the same period last year. This negative impact was due to an increase in freight costs and lower discounts and rebates associated with global sourcing of product and lower purchasing volume, offset by advertising costs being reduced by an amount greater than the related revenue reduction.

                                                                             $ EXPENSE
                                                          2003      2002     (DECREASE)
                                                         -------   -------   ----------
Logistics and manufacturing expenses...................  $64,071   $71,554    $(7,483)

     Logistics and manufacturing expenses decreased by $7,483, or 10.5%, as compared to the prior year. True Value experienced a decrease in expense due to lower operating costs resulting from the closure of two distribution centers during 2002, together with increased labor productivity resulting from ongoing process changes. In 2001, True Value implemented a distribution center closure plan in response to a reduction in the member base. These savings, which started to be recognized in 2002, were partially offset in 2003 by increased rent expense of $14,442, net of reduced depreciation expense of $1,814 and gain amortization of $2,646 as a result of a sale leaseback transaction, which occurred on December 31, 2002. See "Interest expense" below for a discussion of the related impact from the sale leaseback transaction.

                                                                              $ EXPENSE
                                                           2003      2002     INCREASE
                                                          -------   -------   ---------
Selling, general and administrative expenses............  $99,170   $95,689    $3,481

     SG&A expenses increased $3,481, or 3.6%, as compared to the prior year. The increase in SG&A expenses was due mainly to higher health care costs, which reflect the upward trend in health care self insurance cost in the year compared to last year. In addition, professional fees, which relate to higher litigation costs as well as professional outside services work related to Sarbanes-Oxley preparations, increased compared to the prior year.

                                                                             $ EXPENSE
                                                          2003      2002     (DECREASE)
                                                         -------   -------   ----------
Interest expense:
  Member...............................................  $ 5,799   $ 6,611    $  (812)
  Third Parties........................................   51,724    55,284     (3,560)

     Interest expense to members decreased by $812, or 12.3%, as compared to the prior year due to a lower average principal balance of debt outstanding, partially offset by a higher average interest rate. The 8.3% interest rate that True Value offered to members to renew their maturing subordinated debt for an additional three years was higher than the 7.9% average coupon rate of their maturing debt.

     Third party interest expense decreased $3,560, or 6.4%, as compared to the same period last year. On August 29, 2003, True Value completed the refinancing of the Senior Debt resulting in the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make-whole interest costs totaling $26,927. See "Other income, net" below for related debt forgiveness. In addition, the amortization of make-whole costs incurred by the early pay down of debt from the asset sales that occurred in the second half of 2002 are included in interest expense. These write-offs and increased amortization were offset by lower interest costs of approximately $30,486 as a result of lower average principal balance of senior debt outstanding as compared to the prior year, and lower interest rates on the new Bank Facility. True Value achieved the lower average principal balance by generating cash from operations and asset sales, which includes the sale leaseback of seven facilities at December 31, 2002.

                                                                              $ INCOME
                                                           2003      2002     INCREASE
                                                         --------   -------   --------
Other income, net......................................  $(21,882)  $(3,632)  $18,250

     Other income, net increased by $18,250 as compared to the same period last year. This increase in other income included $7,706 of debt forgiveness from the refinancing of the Senior Debt. Additionally, True Value recognized $7,133 of income from deferred credits related to the termination in April 2003 of the non-compete, cooperation and trademark license agreements that were part of the sale of the Lumber Business to BMA in 2000. These agreements with BMA had terms ranging from five to ten years and the related amounts received for these agreements were being amortized over those terms. Also, True Value recorded income from litigation settlements of $5,538. The Derivative Action Settlement required on the effective date of lifting the moratorium, which occurred July 6, 2004, that True Value reduce the loss allocation accounts for all current and former members who are parties to the Stipulation of Settlement by approximately $5,000. Other income of $3,000 relates to the receipt of insurance proceeds in 2003 to fund a portion of this adjustment between the loss allocation account and retained deficit. The remaining $2,538 of income relates to settlement of a dispute with vendors.

                                                                            $ NET MARGIN
                                                         2003      2002       INCREASE
                                                        -------   -------   ------------
Net margin............................................  $21,221   $21,153       $68

     The net margin of $21,221 was up from a net margin of $21,153 for the same period a year ago. True Value maintained its net margin in light of a $151,111 revenue reduction, which includes implementing $9,884 in wholesale price reductions. The adverse effect of revenue reductions on gross margin were due to lower volume and the wholesale price reductions and were partially offset by expense reductions from logistic and manufacturing efficiencies and the net effect of the sale leaseback transaction. Further, net margin was impacted by the net cost of $11,531 from refinancing the Senior Debt. This amount, however, was offset by the gain of $7,133 from the termination of the long-term BMA agreements and gains from litigation settlements in the aggregate amount of $5,538.

LIQUIDITY AND CAPITAL RESOURCES

     The information provided below describing True Value's debt, credit facilities, guarantees and future commitments is included in order to facilitate a review of True Value's liquidity.

     True Value generated cash from operating activities for 2004, 2003, and 2002 in the amounts of $66,344, $32,807 and $103,204, respectively. The increase in cash generated from operating activities in 2004 compared to 2003 was due to the improvement in Net margin of $21,992 in 2004 from 2003. This increase was predominately due to the reduction in interest expense in 2004 from 2003 that was generated from the refinancing of its Senior Debt on August 29, 2003. The reduction in cash generated from operating activities in 2003 in comparison to 2002 was due principally to cash generated from the sale of inventory in 2002 of $88,908. True Value generated this cash in 2002 through a focused effort to liquidate excess inventory in 2002. In 2002, True Value initiated several inventory reduction programs to keep inventory levels in line with a reduction in membership and improve inventory turns. These initiatives included eliminating excess and obsolete inventory and closing regional distribution centers. While True Value also disposed of excess inventory during 2004 and 2003, it did so at a lower level than in 2002.

     True Value's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for True Value and require the highest levels of working capital. The low point for accounts receivable, inventory and accounts payable is at the end of the calendar year. The cash needed to meet the future payments for accounts payable will be provided by the cash generated from collections of accounts receivable and from the future sale of inventory.

     In 2004, True Value's major working capital components did not significantly impact cash from operations as Accounts receivable, Inventory and Accounts payable remained flat compared to 2003. Even though True Value's 13 month average member receivable "DSO" (Days Sales Outstanding) declined to 38.5 compared to 39.6 in 2003, it did not generate additional cash flow, as the lifting of the moratorium on common stock redemptions in July 2004 allowed True Value to set off a substantial amount of the older accounts receivable against the member's common stock investment.

     In 2003, True Value's major working capital components did not significantly impact cash from operations as Accounts receivable remained flat compared to 2002. True Value's 13 month average member receivable DSO was also flat at 39.6 for 2003 compared to 39.7 days for 2002. Additionally, Inventory and Accounts payable in 2003 increased compared to 2002 by $50,880 and $38,614, respectively, as a result of programs implemented to improve fill rates and increase levels of imported product.

     In 2002, True Value's major working capital components impacted cash from operations as Accounts receivable, Inventory and Accounts payable decreased by $32,926, $88,908 and $52,091, respectively, from 2001. The additional cash generated from Accounts receivable was reflected in True Value's 13 month average member receivable DSO, as it improved to 39.7 for 2002 compared to 43.9 days for 2001. The additional cash generated from the reduction in Inventory was partially offset by the reduction in Accounts payable. These changes in Inventory and Accounts payable were mainly due to the inventory reduction programs described above.

     True Value used cash for investing activities in 2004 in the amount of $9,827. In 2003 and 2002, investing activities generated cash in the amount of $13,065 and $146,851, respectively. Investing activities include capital expenditures, proceeds from sales of properties, restricted cash activities and changes in other assets. Total capital expenditures, excluding expenditures under capital leases, were $11,874, $6,825 and $12,838 for the years 2004, 2003 and 2002, respectively. Capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at True Value's distribution centers, manufacturing facilities and at its corporate headquarters. True Value's management has forecasted that the capital expenditure investment for 2005 will exceed $20,000, due primarily to increased investment spending on information systems enhancements, transportation equipment, and paint manufacturing facilities and equipment.

     In 2002, the gross proceeds from the sale of properties were $127,941, which principally related to the sale leaseback of seven properties (See Note 5, "Lease Commitments," to the Consolidated Financial Statements beginning at page F-1) and the sale of the Brookings, South Dakota distribution center. In 2002, cash generated from other assets was provided by the early payment of the note receivable from BMA. In addition, 2002 used restricted cash of $13,320 from prior year asset sales to pay down debt and in 2003, the elimination of restricted cash as a result of the debt refinancing provided cash of $15,755.

     The excess cash generated from operating and investing activities in 2004, 2003 and 2002 was used primarily for financing activities, which used cash of $58,529, $45,639 and $329,870 for 2004, 2003 and 2002, respectively. In particular, True Value applied the cash to reducing its long-term and short-term financing in all three years. In addition, in 2004 True Value used cash for payment of the patronage dividend and the redemption of Class A and Class B common stock related to lifting the moratorium. See "Business -- Capital Stock Redemptions." In 2003, cash was also used for payment of the patronage dividend and in 2002 cash was used to pay down drafts payable.

     Cash and cash equivalents at December 31, 2004, 2003 and 2002 were $7,222, $9,234 and $9,001, respectively. As of December 31, 2004 and 2003, the borrowings under the Bank Facility were $88,300 and $131,600, respectively.

     True Value's net working capital at December 31, 2004, 2003 and 2002 was $87,047, $50,602 and $84,051, respectively. The current ratio at December 31, 2004, 2003 and 2002 was 1.22, 1.11 and 1.21, respectively. The change in both the working capital and current ratio between 2004, 2003 and 2002 was primarily due to the classification of the Bank Facility borrowings between long-term debt and current maturities. The classification is based on True Value's projection of seasonal working capital needs. For each year presented, the amount of the Bank Facility classified as long-term debt represents the expected lowest level of borrowings during the next twelve months. At December 31, 2004, the Bank Facility borrowings of $88,300 were estimated to be the lowest level of borrowings for the next twelve months; accordingly, the entire balance has been classified as long-term. At December 31, 2003, $71,600 of the $131,600 in the Bank Facility borrowings was estimated to be paid down during the following twelve months; accordingly, $60,000 was classified as long-term. The reduction in both the working capital and the current ratio between 2003 and 2002 was primarily due to True Value refinancing its Senior Debt with the Bank Facility in August 2003. The Bank Facility moved a significant portion of True Value's debt from a long-term liability to a current liability.

     True Value's management believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations due to be repaid in 2005. The Bank Facility should provide sufficient liquidity for future needs until it expires in 2007.

CASH REQUIREMENTS

     Below is the current schedule of the expected cash outflows necessary to meet financial commitments for 2005 and thereafter:

                                                       2006 &    2008 &
                                             2005       2007      2009     THEREAFTER    TOTAL
                                           --------   --------   -------   ----------   --------
                                                             ($ IN THOUSANDS)
Bank Facility(1).........................  $     --   $ 88,300   $    --    $     --    $ 88,300
Installment (subordinated) notes(2)......     5,251     10,501     5,250          --      21,002
Promissory (subordinated) notes(3).......    23,336     31,614        --          --      54,950
Interest on promissory & installment
  (subordinated) notes...................     6,680      5,717       252          --      12,649
Accrued stock redemption liability(2)....     1,717        990       990       1,189       4,886
Capital lease obligations................       805        988        62          --       1,855
Operating lease obligations..............    30,654     53,964    48,304     219,041     351,963
Purchase obligations(4)..................   121,200         --        --          --     121,200
Redeemable nonqualified Class B
  non-voting common stock................        --         --        --      21,626      21,626
                                           --------   --------   -------    --------    --------
Total....................................  $189,643   $192,074   $54,858    $241,856    $678,431
                                           ========   ========   =======    ========    ========

-------------------------
(1) Borrowings under the Bank Facility fluctuate for the seasonal needs of the business. There are no required payments until the maturity of the Bank Facility in August 2007. Interest on the Bank Facility is variable at either the London Interbank Offering Rate ("LIBOR") or prime plus, in either case, an additional amount of interest determined based on a performance-based pricing grid.

(2) Effective July 6, 2004, the board of directors rescinded True Value's moratorium on stock redemptions that had been effective since March 2000. In accordance with True Value's By-Laws, since rescinding the moratorium, True Value satisfied $7,779 of stock redemption liability in cash and $26,351 by issuing subordinated installment notes. On December 31, 2004, the first payment of principal of $5,241 on subordinated installment notes created since the stock redemption moratorium was rescinded was paid. As of December 31, 2004, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but who had not completed the redemption procedures. True Value classified this $4,886 of stock redemption liability as $1,718 in Current maturities of long-term debt, notes and capital lease obligations, $2,476 in Long-term debt including notes and capital lease obligations, less current maturities, and $692 in Other long-term liabilities representing True Value's redemption obligations to former members that management anticipates may not complete the redemption procedures for over a year.

(3) The amounts reflect payments as scheduled; however, historically a minimum of 50% of the promissory (subordinated) notes have been renewed, extending the maturity for an additional three years. In 2004 and 2003, this renewal rate was approximately 70% and 85%, respectively.

(4) Purchase obligations represent commitments under open purchase orders, are typically short-term and fluctuate with the seasonality of True Value's business. Also, purchase obligations are part of a cycle where they are continuously converted into inventory and new purchase obligations are created.

  DEBT DISCUSSION

     True Value's total debt was $170,301 and $192,282 at December 31, 2004 and 2003, respectively. In 2004, True Value achieved this reduced level of debt primarily with cash generated from operations, after giving effect to increased debt resulting from the moratorium lift.

     True Value's debt consisted of the following at December 31:

                                                                  2004        2003
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Bank Facility...............................................    $ 88,300    $131,600
Capital lease obligations...................................       1,855         823
                                                                --------    --------
Total third party debt......................................      90,155     132,423
Member debt: Promissory (subordinated) and installment
  notes.....................................................      80,146      59,859
                                                                --------    --------
Total debt..................................................    $170,301    $192,282
                                                                ========    ========

     The change in True Value's debt balances was as follows for years ending December 31:

                                                                  2004        2003
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Beginning balance...........................................    $192,282    $256,201
Paydown from cash generated from operations, net of other
  uses......................................................     (60,207)    (38,541)
Redemption of stock.........................................      38,226          --
Use of restricted funds.....................................          --     (15,755)
Debt forgiveness............................................          --      (7,706)
Miscellaneous asset sale payments and other.................          --      (1,917)
                                                                --------    --------
Ending balance..............................................    $170,301    $192,282
                                                                ========    ========

     True Value had outstanding borrowings under the Bank Facility of $88,300 and $131,600 at December 31, 2004 and 2003, respectively. The weighted average interest rate on these borrowings was 4.7% and 3.6% at December 31, 2004 and 2003, respectively. True Value's weighted average interest rate on its total debt was 5.7% and 5.3% at December 31, 2004 and 2003, respectively.

  BANK FACILITY

     On August 29, 2003, True Value entered into a new four-year $275,000 Bank Facility. The Bank Facility was used to refinance the then existing third party senior debt at a substantially lower interest rate. Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability at December 31, 2004 was $132,796.

     The interest rate charged for Bank Facility borrowings is variable at either LIBOR or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly beginning in March 2004. Beginning with the first measurement period in 2004, True Value performed at a level that resulted in a 0.25% reduction in pricing. As of December 31, 2004 and 2003, this interest rate was 4.7% and 3.6%, respectively. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 2.0% and 2.25% at December 31, 2004 and 2003, respectively.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1.1 to 1. As of December 31, 2004, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value is therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

     As a result of the lower interest rate under the Bank Facility and the elimination of the prepayment fee amortization, True Value benefited from approximately $7,158 of interest savings from September 2003 through December 31, 2003 and an incremental $17,572 in 2004. The $24,730 of total interest expense savings are calculated on actual borrowing levels in 2003 and 2004 and the lower average interest rate of approximately 4% on the new Bank Facility for the 16 months since the refinancing compared to the approximate 13% average rate on the refinanced debt.

     Prior to its August 2003 refinancing, True Value's existing third party senior debt consisted of a revolving credit facility, senior notes, and a synthetic lease obligation, (collectively, the "Senior Debt"). The interest rate on the revolving credit facility was prime plus 3.25%. The unused commitment fee on this facility was 0.75%. The interest rate on the synthetic lease was prime plus 3.25%. Interest rates on the senior notes ranged from 10.04% to 11.85%. Additionally, the Senior Debt agreements all required initial, quarterly and annual maintenance fees payments.

     Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by True Value over the four-year term. Upon entering into the Bank Facility, True Value incurred a net expense of $19,221 upon refinancing the Senior Debt. The net expense consisted of $26,927 of interest expense relating to the write-off of old and new senior note prepayment obligations and prepaid bank fees offset by $7,706 of other income relating to debt forgiveness for a portion of the Senior Debt.

  PROMISSORY (SUBORDINATED) AND INSTALLMENT NOTES

     Promissory notes are issued from time to time for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of True Value as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are often extended at the option of the member, for a three-year period, at interest rates established by True Value and substantially equivalent to competitive market rates of comparable instruments. In 2004 and 2003, approximately 70% and 85%, respectively, of notes scheduled to mature in those years were extended for an additional three years. True Value anticipates that this practice of extending notes, based on historical results, will continue.

     Installment notes are issued in payment of the redemption of Class B common stock upon termination of membership in the cooperative. See Item 1, "Business -- Capital Stock Redemption."

CRITICAL ACCOUNTING POLICIES

     True Value's significant accounting policies are contained in the accompanying Notes to Consolidated Financial Statements. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include amounts based on informed estimates and judgments of management with due consideration given to materiality. Accordingly, actual results could differ from those estimates. The following represents those critical accounting policies where materially different amounts would be reported under different conditions or using different assumptions.

     - Accounts and notes receivable, net of allowance for doubtful accounts -- At December 31, 2004, accounts receivable, net of $3,835 in allowance for doubtful accounts, was $200,958. True Value determined the allowance based upon its evaluation of known requirements, aging of receivables, historical experience, the current economic environment and its ability to set off against any unpaid receivable amounts due to members for stock, notes, interest and declared and unpaid dividends. While True Value believes it has appropriately considered known or expected outcomes, its members' ability to pay their obligations, including those to True Value, could be adversely affected by declining sales of hardware at retail resulting from such factors as contraction in the economy, loss of memberships or intense competition from chain stores, discount stores, home centers and warehouse stores.

     - Inventories, net of valuation reserves -- At December 31, 2004, inventories, net of $10,196 in valuation reserves, were $264,235, and reflect the reductions from cost in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. True Value estimated realizable value based on an analysis of historical trends related to its distressed inventory. This analysis considers trends to return merchandise to suppliers, transfers to other distribution centers, the sell-down of product through the price reduction process and final liquidation price. Additional downward valuation adjustments could be required should any of the following events occur: 1) a significant contraction in the current economic climate, resulting in retailers being unwilling to accept deliveries of advance orders placed, 2) True Value electing not to ship inventories to retailers who pose a greater credit risk than appropriate, or 3) an unanticipated decline in retail outlets or a significant contraction in True Value's warehouse stock replenishment business for selected product categories. Potential additional downward valuation adjustments would also be required by True Value in the event of unanticipated additional excess quantities of finished goods and raw materials, and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

     - Asset impairment -- For purposes of determining property impairment, management reviews long-lived assets based on a geographic region or a revenue producing activity, as appropriate. The impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. No asset impairment charges were recorded in 2004. In 2003, True Value recorded asset impairment charges of $2,005 relating primarily to equipment held for use at the East Butler, Pennsylvania facility. In 2002, True Value recorded asset impairment charges that netted to $470, consisting of a $1,769 charge relating to the East Butler, Pennsylvania facility that was held for use. True Value offset this amount by a $1,299 reduction of asset impairment charges, consisting predominately of a favorable adjustment to the asset value for the closing of the Brookings, South Dakota distribution center based on actual proceeds received from the sale of this facility in 2002. The asset impairment charges impacted True Value's hardware segment and are included in Operating Expenses under the "Logistics and manufacturing expenses" caption in the accompanying Consolidated Statement of Operations.

     - Goodwill -- At December 31, 2004, the accompanying Consolidated Balance Sheet reflects $91,474 of goodwill. Goodwill is tested for impairment using a discounted cash flow analysis by each reporting unit (Hardware and Paint manufacturing). This test is completed annually unless significant events necessitate a more frequent test. True Value determined as of December 31, 2004 that no impairment exists. There are inherent uncertainties related to the factors utilized to assess impairment and in management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

     - Deferred tax assets -- At December 31, 2004, True Value has recorded $70,939 of deferred tax assets, principally related to net operating loss carryforwards, deferred gain recognition and nonqualified notices of allocation. These deferred tax assets, net of deferred tax liabilities of $5,405, are offset by a full valuation allowance at December 31, 2004. True Value had approximately $59,624 of tax operating loss carryforwards available to offset future taxable income. In general, such carryforwards must be utilized within 20 years of incurring the net operating loss. At December 31, 2004, True Value concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are retained by True Value and not distributed to members as patronage dividends.

     - Accrued expenses -- At December 31, 2004, the accompanying Consolidated Balance Sheet reflects $70,405 of accrued expenses, principally related to compensation, benefits and other operating expenses. True Value works with an actuarial firm in the valuation of benefit obligations. True Value selects certain actuarial assumptions on which to base the calculation of the actuarial valuation of the obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), medical trend rate, expected return on assets and mortality tables to determine the expected future benefit obligations. The discount rate was based on an analysis of bond rates with terms that have similar duration as the pension liabilities. The medical trend rate was based on an analysis of inflation rates and medical inflation rates and the long-term trend for these rates. The expected return on assets was based on an analysis of historical real returns on True Value's portfolio mix over 30 year periods. This analysis produced a range of rates that True Value adjusted for a future inflation factor and the impact of trust fees. True Value used a rate within this range of rates. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these benefits, True Value may have to increase its provision for expenses.

     The assumptions used to determine True Value's pension obligations for all plans were as follows for the years ended December 31:

                                                              2004    2003
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  5.50%   6.00%
  Expected return on assets.................................  8.00%   8.00%
  Rate of compensation increase.............................  3.50%   3.50%

     Assumed discount rates and expected return on assets have a significant effect on the amounts reported for the pension plans. A one-percentage point change in assumed discount rates and expected return on assets would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               DECREASE      INCREASE
                                                              -----------   -----------
                                                                  ($ IN THOUSANDS)
Sensitivity to Discount Rate
  Projected Benefit Obligation as of 12/31/2004.............    $7,826        $(7,124)
  2005 Pension expense......................................       794           (775)
  2005 FAS88 expense........................................       425           (460)
                                                                ------        -------
  Total 2005 Pension expense................................     1,219         (1,235)
Sensitivity to Expected Return on Assets
  2005 Expected Return on Assets............................       555           (555)

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2004, True Value adopted the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation. The adoption of this standard did not have a material impact on its financial statements.

     In November 2004, the FASB issued FASB Statement No. 151, "Inventory
Costs -- an amendment of ARB No. 43, Chapter 4" (FAS 151). FAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. True Value is currently evaluating the impact this standard will have on its financial statements, but does not expect the impact of its adoption to be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ IN THOUSANDS)

     True Value's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to True Value's variable rate debt, which had approximately $88,300 outstanding at December 31, 2004. A 50 basis point movement in interest rates would result in an approximate $442 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at December 31, 2004.

     For the most part, True Value manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. As required by the Bank Facility, True Value has purchased interest rate caps that limit its risk on $25,000 of variable rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5%, approximately 1% increase over LIBOR as of December 31, 2004. Credit risk pertains primarily to True Value's trade receivables. True Value extends credit to its members as part of its day-to-day operations. True Value's management believes that, as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, True Value's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. True Value performs no speculative hedging activities. True Value does not have any interest in variable interest entities and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
($ IN THOUSANDS)

     True Value's consolidated financial statements and report of independent registered public accounting firm are listed in the index on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     True Value's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004 True Value's disclosure controls and procedures are effective. There has been no change in True Value's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during True Value's last fiscal year that has materially affected, or is reasonably likely to materially affect, True Value's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and senior executive officers (officers who report directly to the CEO) of True Value or are nominated or selected to be directors and senior executive officers of True Value as of the date of this filing are:

                                                                POSITIONS HELD AND
                NAME                  AGE                       BUSINESS EXPERIENCE
                ----                  ---                       -------------------
Bryan R. Ableidinger................  56    Chairman since April 29, 2003. Director since August 2000.
                                            Owner/operator of retail hardware business since 1975.

Cathy C. Anderson...................  55    Senior Vice President, General Counsel and Corporate
                                            Secretary since February 17, 2003. Previous position was
                                            Executive Vice President, General Counsel and Secretary,
                                            Alliant Foodservice, Inc., 1995 -- 2002.

Laurence L. Anderson................  63    Director since April 2002. Consultant for Associated
                                            Wholesale Grocers, a $3.1 billion wholesale cooperative
                                            that serves more than 1,000 grocery stores. Prior positions include Executive Vice President and President of Super
                                            Kmart, 1997 -- 1999; held several positions at SuperValu,
                                            Inc., with the final position being Executive Vice
                                            President of the corporation and President of its retail
                                            food companies, 1975 -- 1997.

Michael S. Glode....................  55    Director since April 2003. Owner/operator of retail
                                            hardware business since 1970.

Michael Haining.....................  49    Senior Vice President, Logistics and Manufacturing since
                                            January 1, 2005. Senior Vice President,
                                            Distribution/Logistics and Manufacturing, January 1,
                                            2004 -- December 31, 2004. Previous position with True
                                            Value was Senior Vice President, Distribution and
                                            Logistics, April 21, 2003 -- December 31, 2003. Prior
                                            positions include independent consultant providing supply
                                            chain consulting to Fortune 500 companies, 2002 -- 2003;
                                            Vice President Supply Chain, 1999 -- 2002, Senior Director,
                                            Distribution and Supply Chain, 1998 -- 1999, and Director
                                            of Operations, Strategic, Kraft Foods North America,
                                            1996 -- 1998.

Thomas S. Hanemann..................  65    President and Chief Executive Officer since November 2,
                                            2004 and Director since October 2002. Chief manager of
                                            Chandler-Hanemann, LLC, an upscale prepared food business, since 1999. Prior positions include President and Director of AutoZone, a Fortune 500 national chain of auto parts
                                            stores, and President of Super D Drugstores, a division of
                                            Malone & Hyde.

                                                                POSITIONS HELD AND
                NAME                  AGE                       BUSINESS EXPERIENCE
                ----                  ---                       -------------------

Judith S. Harrison..................  51    Director since August 2002. Principal of and Senior
                                            Consultant for WayPoint Partners, Inc., a management
                                            consulting firm that provides strategic, operations and
                                            investment advice, since 2000. Prior positions include
                                            Chief Executive Officer of Zanybrainy.com, 1999 -- 2000;
                                            President of General Cigar Enterprises, 1998 -- 1999; and
                                            President and Chief Executive Officer of the Monet Group,
                                            1994 -- 1997.

Fred L. Kirst.......................  53    Vice President, Retail and Specialty Business Development
                                            since February 2, 2005. Previous positions with True Value include Vice President, Specialty Business, October
                                            2003 -- February 2005, Vice President of Maintenance,
                                            Repair and Operations and Home & Garden Showplace, December
                                            2001 -- October 2003, Vice President, Advertising and
                                            Merchandising, April 2001 -- December 2001, Vice President,
                                            Global Development and Emerging Business, June 2000 --
                                            March 2001, and Assistant Vice President, International,
                                            March 1997 -- May 2000.

Steven L. Mahurin...................  45    Senior Vice President and Chief Merchandising Officer since
                                            March 3, 2004. Previous positions include Vice
                                            President -- Merchandising, Building Materials, 2001 --
                                            2002, Senior Vice President -- Merchandising, Decor,
                                            2000 -- 2001, and Senior Vice President -- Merchandising,
                                            Hardlines, 1999 -- 2000 for The Home Depot, Inc.

Amy W. Mysel........................  52    Senior Vice President of Human Resources and Communications
                                            since October 1, 2003. Previous position with True Value
                                            was Vice President of Human Resources, September
                                            2002 -- October 2003. Previous position was Executive Vice
                                            President, Human Resources, Planning and Communication for
                                            Market Day, Inc., 1996 -- 2002.

Kenneth A. Niefeld..................  62    Director since March 2004. Owner/operator of retail
                                            hardware business.

David Y. Schwartz...................  64    Director since April 2002. Independent business advisor and consultant, primarily in the retail, direct marketing and
                                            services industries, since 1997. Prior position was Senior
                                            Partner and Managing Partner of the Chicago Office of the
                                            Audit and Business Consulting Practice for Arthur Andersen,
                                            LLP. He is also a member of the board of directors of
                                            Walgreen Co. and Foot Locker, Inc. and sits on the boards
                                            of several privately-held companies.

David A. Shadduck...................  44    Senior Vice President and Chief Financial Officer since
                                            November 16, 2001. Prior position with True Value was Vice
                                            President, Corporate Controller, May 30, 2001 -- November
                                            15, 2001. Prior positions were Controller for Tenneco
                                            Automotive North American Aftermarket and Controller for
                                            Original Equipment Business at Fel-Pro Incorporated.

                                                                POSITIONS HELD AND
                NAME                  AGE                       BUSINESS EXPERIENCE
                ----                  ---                       -------------------

Gilbert L. Wachsman.................  57    Director since March 2002. Retired Vice Chairman and
                                            Director of Musicland Group, Inc. Prior position includes
                                            Senior Vice President of Kmart Corporation, 1995 -- 1996.

Brian A. Webb.......................  48    Director since March 2004. Owner/operator of retail
                                            hardware business.

Leslie A. Weber.....................  48    Senior Vice President and Chief Information Officer since
                                            September 2, 2003. Previous positions include Chief
                                            Information Officer at Wheels, Inc., 2001 -- 2003, and
                                            Chief Information Officer at Quill Corporation, 1998 --
                                            2001.

Charles W. Welch....................  54    Director since April 2003. Owner/operator of retail
                                            hardware business since 1978.

Carol Wentworth.....................  47    Vice President, Marketing, since October 1, 2004. Vice
                                            President of Marketing and Advertising, June 3, 2002 --
                                            September 30, 2004. Previous positions include Vice
                                            President of Sales Promotion and Marketing, 1998 -- 2002,
                                            and Assistant Vice President of Sales Promotion,
                                            1997 -- 1998, at Fred Meyer in Portland, Oregon.

     Each current director's term expires at the annual stockholders' meeting to be held March 6, 2005 and all have been nominated for re-election.

BOARD AUDIT COMMITTEE

     The audit committee of True Value's board of directors is comprised of three non-employee and independent directors. David Y. Schwartz is the "audit committee financial expert" serving on the audit committee. Mr. Schwartz is an independent member of the board of directors of True Value, as that term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Exchange Act and is defined in
Section 303.01 (B) (2) (a) and (3) of the New York Stock Exchange, Inc. Listed Company Manual.

CODE OF ETHICS

     True Value has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and any other person performing a similar function. The code of ethics was filed as an exhibit (Ex. 99.3) to the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Compensation Committee of the board of directors consists of four non-employee directors. The committee assists the board of directors in fulfilling its responsibilities for setting and administering the policies which govern annual executive compensation and monitoring True Value's benefit plans. The committee, which meets regularly, calls upon outside consultants for assistance in carrying out its obligations.

     The philosophy of the committee is to maintain an executive compensation program to help True Value attract, retain and motivate the executive resources needed to maintain industry leadership, provide high levels of service to members and achieve the financial objectives determined by the board of directors. The committee sets performance goals, assesses achievement relative to the performance goals and recommends to the board salary, bonus or retention incentives and long-term incentives for the senior executives of True Value.

     To achieve its goals, the committee has developed three executive compensation policies for True Value:

     - Salaried compensation should be competitive with the median for executives of companies of a comparable size within True Value's industry;

     - Annual incentive compensation should vary and reflect True Value's performance; and

     - A long-term (multiple year) incentive program should be available to help True Value retain selected executives.

     The combination of these three compensation policies is intended to provide competitive earning opportunities when performance reaches desired levels. Both the annual and long-term incentive plans may be terminated by the board of directors at any time. The annual incentive and long-term components of the total compensation package are accrued for during the year in which they are earned based upon a forecast of the year's performance. A final computation is made in the year following the year in which the incentives are earned. The annual incentive, if earned, will be paid out on or before March 31st of the following year. Any potential pay out on the long-term incentive plan would occur on or before March 31st following the last year of a performance cycle and when the cumulative performance over the performance period of these two-year and three-year plans has met the required achievement, at least at the threshold level.

     True Value provides salary levels that are intended to fall at the median (the 50th percentile) of the executive marketplace of comparable size in True Value's industry. The following types of organizations are considered within True Value's industry: member-owned organizations, wholesale distribution firms, mass merchandising retail firms and general manufacturing organizations. Competitiveness is measured using data from a number of sources, including published information, proxy statements and surveys by consulting firms.

     The 2004 compensation of Pamela Forbes Lieberman, True Value's President and Chief Executive Officer through November 2, 2004, consisted of a salary paid on an annualized amount of $725,000, which became effective on April 1, 2004. This amount is comparable to base salaries for persons holding this position at companies of comparable size within True Value's industry. The incentive component of Ms. Forbes Lieberman's compensation was set by the compensation committee to reflect the achievement of True Value's performance goals determined by the committee, including the attainment of targets for net sales and net margin, together with individual goals relating to organizational strengthening. On November 2, 2004, at the request of True Value's board of directors, Ms. Forbes Lieberman resigned her positions and the compensation due her was replaced by the terms of a separation agreement executed in November 2004 between True Value and Ms. Forbes Lieberman. Ms. Forbes Lieberman also received certain compensation in March 2004 attributable to a long-term compensation payment for her performance in 2003 and 2002.

     Since November 2, 2004, Thomas S. Hanemann has been serving as the President and Chief Executive Officer of True Value, pursuant to a Consulting Agreement executed in November 2004. Under such Consulting Agreement, Mr. Hanemann is entitled to a weekly consulting fee of $14,000, as well as reimbursement or payment by True Value of certain other expenses. There is no incentive portion of Mr. Hanemann's compensation.

     True Value continues to actively search for candidates to become its new President and Chief Executive Officer. While it is not possible to forecast the exact salary or other compensation that would ultimately be payable to a new President and Chief Executive Officer, it is currently anticipated that any salary paid would be within industry benchmarks, and that any incentive compensation would be based upon attainment of performance goals such as those previously applied by True Value.

                                          COMPENSATION COMMITTEE
                                          Gilbert L. Wachsman, Chairman
                                          Judith S. Harrison
                                          Kenneth A. Niefeld
                                          Charles W. Welch

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation earned by individuals serving as True Value's Chief Executive Officer and the four most highly compensated executive officers of True Value during 2004 and the total compensation earned by each such individual for True Value's two previous years:

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
              NAME AND                           -------------------------------     LTIP    ALL OTHER
         PRINCIPAL POSITION           YEAR       SALARY(1)   BONUS(2)   OTHER(3)   PAYOUTS    COMP.(6)
         ------------------           ----       ---------   --------   --------   --------  ----------
Thomas S. Hanemann..................  2004       $     --    $     --   $192,916   $     --  $       --
  President, Chief Executive
  Officer...........................  2003             --          --     46,500         --          --
  and Director......................  2002             --          --     19,000         --          --
Pamela Forbes Lieberman(4)..........  2004        718,750          --     14,596    437,094   1,972,000
  Former President, Chief
  Executive.........................  2003        687,500     252,656     39,292         --          --
  Officer and Director..............  2002        643,750     531,006     53,402         --          --
David A. Shadduck...................  2004        308,250     134,769     14,702    110,222          --
  Senior Vice President and.........  2003        293,000     164,962     26,672         --          --
  Chief Financial Officer...........  2002        266,500     205,735     28,067         --          --
Cathy C. Anderson...................  2004        301,250      85,555     22,056     42,760          --
  Senior Vice President,............  2003(5)     255,375     115,403     60,024         --          --
  General Counsel and Secretary.....  2002             --          --         --         --          --
Michael Haining.....................  2004        259,750     101,496     17,865     26,667          --
  Senior Vice President,............  2003(5)     174,359      79,354     48,575         --          --
  Logistics and Manufacturing.......  2002             --          --         --         --          --
Leslie A. Weber.....................  2004        251,250     102,601     16,306     12,800          --
  Senior Vice President.............  2003(5)      79,231      36,818     15,305         --          --
  and Chief Information Officer.....  2002             --          --         --         --          --

---------------

(1) Earned and paid in year shown.

(2) Annual incentive amounts are earned and accrued during the years indicated, and paid subsequent to the end of each year. To attain achievement of the business plan objectives necessary for the success of True Value, the board of directors approved, effective January 1, 2004, an annual incentive plan for identified key associates and officers employed by True Value in 2004 or who joined True Value by September 30, 2004, and remained employed through the end of 2004. The 2004 incentive plan had targets related to sales, net margin and individual-specific goals in support of one or more of True Value's key initiatives. The 2003 incentive plan had targets related to individual-specific goals associated with leadership and one or more of True Value's initiatives and either sales and EBITDA or sales, net margin and net debt established as of the effective date of the plan. The 2002 incentive plan had targets related to fill rates, sales, EBITDA, and individual-specific goals associated with one or more of True Value's key initiatives established as of the effective date of the plan.

(3) Other compensation consists of True Value's contributions to the True Value Company Employee's Savings and Compensation Deferral Plan (the "401k Plan"), life insurance plan, financial planning services and automobile allowances. Under the 401k Plan and in accordance with IRS regulations, each participant may elect to make a contribution in an amount of up to 50% of the participant's annual compensation, not to exceed $13,000, $12,000, and $11,000 per year for 2004, 2003 and 2002, respectively. Also, plan participants who are 50 years of age or older may elect to make additional catch-up contributions not to exceed $3,000, $2,000 and $1,000 for 2004, 2003 and 2002, respectively. The total participants' deferred compensation including True Value's contributions to the participants' balances may not exceed $41,000 in 2004 and $40,000 in both 2003 and 2002, respectively. Effective in 2002, the 401k Plan included a guaranteed match of one-third of a participant's contribution up to a total of 2% of the participant's annual compensation. Based on True Value achieving certain financial goals, a match of greater than one-third of a participant's contribution can be earned. A match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned for 2002 and 2003 and funded by March 2003 and 2004, respectively. For 2004, a match equaling one-third of a participant's contribution, up to a total of 2% of the participant's annual compensation, was earned and will be funded by March 2005. Thomas S. Hanemann's other compensation in 2004 consisted of $135,916 related to fees paid, housing, travel and use of a car while providing consulting services to serve in the President and Chief Executive Officer position. Additionally in 2004, Mr. Hanemann received $57,000 for his service on the board of directors. Mr. Hanemann's other compensation in 2003 and 2002 was for his service on the board of directors.

(4) At the request of True Value's board of directors, Pamela Forbes Lieberman resigned her positions with True Value as of November 2, 2004.

(5) Cathy C. Anderson, Michael Haining and Leslie A. Weber joined True Value February 17, 2003, April 21, 2003 and September 2, 2003, respectively; compensation is for a partial year.

(6) All other compensation for Pamela Forbes Lieberman consists of amounts paid or due to Ms. Forbes Lieberman under the terms of the separation agreement between True Value and Ms. Forbes Lieberman.

     True Value has a severance policy providing termination benefits based upon annual compensation and years of service. Certain officers of True Value are also offered agreements providing for severance in the event of involuntary termination without cause with the imposition of certain restrictions regarding competition and confidentiality. The officer severance agreements provide for payments that vary from 12 to 24 months of base compensation.

     True Value did not make loans to its executive officers or to its directors during the last three years.

LONG-TERM PERFORMANCE CASH AWARDS

     Under the long-term incentive compensation plan for selected officers of True Value, such officers are eligible for cash pay-outs calculated on a percentage of their annual salary based upon cumulative performance over the performance period of these multi-year plans. Any potential pay-out would occur on or before March 31st following the last year of a performance cycle. Performance goals for the current plans relate to achieving financial goals pertaining to a combination of sales and EBITDA or net margin, depending on the appropriate three-year Performance Period.

     The officers of True Value will receive a pay-out in March 2005 based upon their aggregate performance in 2002, 2003 and 2004 [Performance Period Two]. The first awards under the Long-Term Incentive Plan ("LTIP") occurred in 2004 for performance in years 2002 and 2003 [Performance Period One]. There were no pay-outs of long-term incentive compensation to True Value officers in 2002 or 2003.

     Target pay-outs, shown as a percentage of eligible base salary, which could be earned by the current officers listed in the Summary Compensation Table for the current plans are as follows: David A. Shadduck, Cathy C. Anderson, Michael Haining and Leslie A. Weber at 60%.

BOARD COMPENSATION

     True Value compensates members of the board of directors based on their roles, committee participation and other circumstances as noted below. At its July 23, 2004 meeting, the board approved increased board compensation levels, summarized as follows:

                                                              CURRENT    PREVIOUS
                                                              --------   --------
Annual Retainers:
  Chairman..................................................  $125,000   $100,000
  Vice Chairman.............................................    70,000     54,000
  Board Member..............................................    50,000     30,000
Committee Chair Fees:
  Audit and Compensation....................................    10,000      5,000
  Corporate Governance......................................     5,000      5,000
Teleconference Fees, per meeting............................       500        500
Other Meeting Fees, per meeting.............................     1,500      1,500

     In addition, the Chairman and Vice Chairman were paid $50,000 and $10,000, respectively, to facilitate the transition of the former President and Chief Executive Officer. The President and Chief Executive Officer does not receive additional compensation for serving in the capacity of director. During their first term, outside directors are paid an additional $500 for each of up to four company-related events they attend. All directors are reimbursed for company-related travel expenses.

DEFINED BENEFIT RETIREMENT PLANS

     True Value has a defined benefit pension plan, the True Value Company Defined Lump Sum Pension Plan (the "Qualified Plan"), which is qualified under the Code. The Qualified Plan was amended and restated effective January 1, 1998 (including amendments effective after January 1, 1998 where indicated). The amount of True Value's annual contribution to the Qualified Plan is determined for the total of all participants covered by the Qualified Plan and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Qualified Plan. The Qualified Plan provides fully vested lump sum benefits to eligible employees who have been employed a minimum of five years. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Qualified Plan.

     In accordance with the Qualified Plan, as amended as of February 28, 2002, for service after December 31, 2001, the percentage ranges from 1% of "Final Average Compensation" (the average compensation that includes salary, overtime pay, commissions, short-term incentive based bonuses, deferral contributions under the 401k Plan and pre-tax Section 125 plan premiums paid to an eligible employee during the three highest calendar years within the 10 calendar years immediately preceding the date of termination of employment) for years of service performed prior to age 26 to 9% of Final Average Compensation for years of service performed at or after age 56. For service prior to January 1, 2002, the percentages range from 2% of Final Average Compensation for years of service performed prior to age 26 to 12% of Final Average Compensation for years of service performed at or after age 61. Participants with Final Average Compensation in excess of two-thirds of the Social Security Taxable Wage Base in the year of termination of employment or retirement receive an additional benefit on this excess compensation equal to one-half of the percentage earned as of December 31, 2001. For participants who had attained age 50 and completed at least 15 years of service as of January 1, 1996, the sum of their annual pension credit percentage is increased by 25 percentage points. The benefits under the Qualified Plan cannot be less than the benefits already earned by the participant under the Qualified Plan as it existed prior to its amendment.

     The Qualified Plan was amended effective January 1, 1998 to include former employees of ServiStar Coast to Coast (SCC). These employees received credit under the Qualified Plan for all years for which they received credit under the SCC Retirement Income Plan (the "ServiStar Plan"). In addition, for any ServiStar

(but not Coast to Coast) employees who had attained age 50 and completed at least 15 years of service as of January 1, 1998, the sum of their annual pension credit percentage is increased by 25 percentage points. Also, the benefits under the Qualified Plan cannot be less than benefits already earned by the participant under the ServiStar Plan as of December 31, 1997.

     The estimated annual retirement benefits that may be payable pursuant to the Qualified Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts that may be considered under the Qualified Plan in determining retirement benefits. This limit was $205,000 for 2004. Section 415 of the Code outlines the maximum annual benefit that may be payable from the Qualified Plan during the year. The dollar limit is $165,000 for 2004 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

     No year of service will be credited to any participant for any period of employment with Coast to Coast, Inc. occurring prior to July 1, 1996 or any period of employment with Advocate Services, Inc. occurring prior to January 1, 1998.

     True Value maintains a Supplemental Retirement Plan for Officers of True Value (the "Supplemental Plan"). The Supplemental Plan provides participants with a benefit equal to 33% of their Final Average Compensation multiplied by their years of service, reduced by any benefits payable under the Qualified Plan. Service is limited to 20 years and the maximum aggregate percentage is 660%. Final Average Compensation for the Supplemental Plan is defined similarly to the Qualified Plan, as discussed above. Benefits are payable in a lump sum, following termination of employment.

     On January 1, 2005, the Supplemental Plan was amended and restated. The amendment and restatement provides for prospective changes in various elements of the Supplemental Plan as they apply to Current Participants (participants of the Supplemental Plan as of December 31, 2004) or eligible participants entering the service of True Value on or after January 1, 2005. The amendment and restatement provides for the following modifications effective January 1, 2005:

     - For the purposes of the Supplemental Plan, "Compensation" means, for any calendar year, the base salary plus short-term incentive pay that is paid for goal or performance achievements, with Supplemental Plan defined exceptions, to the participant in such year related to prior year performance, plus pre-tax deferrals.

     - Final Average Compensation, for the Supplemental Plan, was amended to add the provision that the highest three of the last ten calendar years were contiguous years.

     - Eligibility: Current Participants' eligibility in the Supplemental Plan will continue on a "grandfathered" basis. Future participation will be restricted to those individuals employed in the position of Senior Vice President or above.

     - Any Current Participant's benefit accrued prior to January 1, 2005 will be governed under the provisions of the Supplemental Plan in place when the benefit was earned. Benefits accrued on January 1, 2005 and thereafter will be governed by the Supplemental Plan provisions in effect on January 1, 2005 unless future amendments are applicable.

     - The amended Supplemental Plan provides participants with a benefit equal to 25% of their Final Average Compensation multiplied by their years of service, reduced by any benefits payable under the Qualified Plan. Service is limited to 20 years and the maximum aggregate percentage is 500% for participation on or after the effective date of the amendment.

     - The amendment also provides for a reduction of the benefits, for benefits earned on or after the effective date of the amendment, if the eligible participant retires before attaining age 65, provided, however, the participant's benefit shall not be less than the amount calculated for such participants as of December 31, 2004.

     - The amendment introduced the ability for the Plan Administrator to pay such benefits in a lump-sum or in a series of substantially equal payments made no less frequently than annually over a period not to exceed ten years. If the benefit is paid pursuant to a series of payments, the benefit will earn interest.

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

                                                                 YEARS OF SERVICE
                                                     -----------------------------------------
COMPENSATION                                            5          10         15         20
------------                                         --------   --------   --------   --------
$1,500,000.........................................  $211,982   $423,965   $635,947   $847,929
$1,450,000.........................................   204,916    409,833    614,749    819,665
$1,400,000.........................................   197,850    395,700    593,551    791,401
$1,350,000.........................................   190,784    381,568    572,352    763,136
$1,300,000.........................................   183,718    367,436    551,154    734,872
$1,250,000.........................................   176,652    353,304    529,956    706,608
$1,200,000.........................................   169,586    339,172    508,758    678,344
$1,150,000.........................................   162,520    325,040    487,559    650,079
$1,100,000.........................................   155,454    310,907    466,361    621,815
$1,050,000.........................................   148,388    296,775    445,163    593,551
$1,000,000.........................................   141,322    282,643    423,965    565,286
  $950,000.........................................   134,255    268,511    402,766    537,022
  $900,000.........................................   127,189    254,379    381,568    508,758
  $850,000.........................................   120,123    240,247    360,370    480,493
  $800,000.........................................   113,057    226,115    339,172    452,229
  $750,000.........................................   105,991    211,982    317,974    423,965
  $700,000.........................................    98,925    197,850    296,775    395,700
  $650,000.........................................    91,859    183,718    275,577    367,436
  $600,000.........................................    84,793    169,586    254,379    339,172
  $550,000.........................................    77,727    155,454    233,181    310,907
  $500,000.........................................    70,661    141,322    211,982    282,643
  $450,000.........................................    63,595    127,189    190,784    254,379
  $400,000.........................................    56,529    113,057    169,586    226,115

     The present credited years of service for the current officers of True Value listed in the Summary Compensation Table are as follows: David A. Shadduck, 4 years; Cathy C. Anderson, 2 years; Michael Haining, 2 years; Leslie
A. Weber, 1 year.

     True Value implemented a Transition Incentive Plan ("TIP") effective March 1, 2005 for the ten elected officers who were participants in True Value's Supplemental Plan as of that date. The TIP is a limited duration, transitional incentive plan that will expire effective February 29, 2008. The purpose of the TIP is to provide a short-term offset resulting from the reduction of benefits under the amended Supplemental Plan and is intended to provide a retention incentive for True Value's top officers.

     Contingent upon remaining an employee through February 29, 2008, each of the eligible officers covered by the TIP will receive a one-time cash award equal to 16% of their eligible earnings received in calendar years 2005, 2006 and 2007. Eligible earnings, for the purposes of the TIP, are the combination of base salary and awards paid during the calendar year under the annual incentive plan.

PERFORMANCE GRAPH

     There is no existing market for True Value's common stock and there is no expectation that any market will develop. There are no broad market or peer group indices True Value believes would render meaningful comparisons. Accordingly, a performance graph of True Value's cumulative total stockholder return for the previous five years, with a performance indicator of the overall stock market for True Value's peer group, has not been prepared.

EMPLOYMENT AND SEPARATION AGREEMENTS

     On November 15, 2001, True Value entered into an employment agreement with Pamela Forbes Lieberman, pursuant to which she assumed the duties of President and Chief Executive Officer of True Value. This employment agreement specified that Ms. Forbes Lieberman would serve in those capacities at the will of the board of directors. Pursuant to her employment agreement, the board of directors awarded to Ms. Forbes Lieberman an annual base salary of $725,000 effective April 1, 2004. In addition, Ms. Forbes Lieberman was eligible for annual incentives, if and when approved by the board of directors of True Value. For calendar years 2002 and beyond, the employment agreement provided for an annual incentive of 70% of her base salary upon achievement of certain pre-established targets, with thresholds and maximums for each year. In addition, Ms. Forbes Lieberman was eligible to receive a long-term incentive equal to specified percentages of her annual base salary if True Value met certain threshold financial performance levels. See "Summary Compensation Table" under the item "Executive Compensation" for the amount of salary and incentives earned by Ms. Forbes Lieberman in 2004, 2003 and 2002. Long-term compensation was earned by Ms. Forbes Lieberman and other officers of True Value for 2003 and 2002 performance, based upon cumulative performance over this multi-year performance period. In accordance with the plan, the first payout occurred in March 2004 based upon performance in 2002 and 2003.

     On November 24, 2004, True Value and Ms. Forbes Lieberman entered into a Separation Agreement and General Release (the "Separation Agreement") whereby Ms. Forbes Lieberman's position as President and Chief Executive Officer was terminated effective November 2, 2004 and her general employment with True Value was terminated effective December 31, 2004. In connection with the Separation Agreement, True Value agreed to pay to Ms. Forbes Lieberman (i) her regular base salary through December 31, 2004, (ii) the amount of $1,450,000, payable pro rata over True Value's standard payroll periods in 2005 and 2006, (iii) a bonus of $500,000, payable in 2005 contemporaneously with True Value's other executive bonuses, in lieu of any other short-term bonus, long-term bonus and any other awards payable under True Value incentive plans, and (iv) certain amounts for outplacement services. In addition, True Value will provide standard benefits to Ms. Forbes Lieberman during 2005 and 2006 in the same fashion provided to other executive employees to the extent such benefit plans permit. True Value will allow Ms. Forbes Lieberman to maintain her accounts in certain of True Value's defined contribution retirement plans and her accrued benefits in certain defined benefit pension plans. In consideration for the aforementioned payments, Ms. Forbes Lieberman agreed to perform certain services for True Value throughout 2005 and 2006 in order to assist and cooperate with True Value in the transition of her responsibilities and relationships with True Value's members, banks and suppliers, and to act as a consultant to True Value for up to five days per month in 2005 and up to two days per month in 2006, performing such reasonable duties as requested by True Value. The Separation Agreement also contains a general release by Ms. Forbes Lieberman of all claims against True Value, as well as certain non-compete and non-solicitation covenants which extend through 2006.

     On November 2, 2004, True Value entered into a Consulting Agreement with Thomas S. Hanemann whereby Mr. Hanemann was engaged to serve as the President and Chief Executive Officer of True Value. The term of the Consulting Agreement may be terminated with or without cause by either party at any time. As consideration for Mr. Hanemann's services, he is entitled to a consulting fee in the amount of $14,000 per week. As a consultant, Mr. Hanemann agrees that he is not entitled to receive any other benefits or participate in any True Value benefit plans; however, the Consulting Agreement requires True Value to provide Mr. Hanemann with housing and use of a company car, as well as reimbursement of business and weekly travel expenses. Mr. Hanemann has agreed, pursuant to the Consulting Agreement, to perform such services consistent with this position, as well as services requested by True Value's board of directors. Furthermore,

Mr. Hanemann has agreed that during the term of the Consulting Agreement and for one year thereafter, he shall abide by certain non-compete and non-solicitation restrictions.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of January 31, 2005, each of the member directors of True Value was the owner of at least 60 shares of Class A common stock of True Value (but no more than 300 shares), constituting in the aggregate less than 1% of the issued and outstanding shares of Class A Common Stock. No non-member director or senior officer owns any shares of Class A common stock.

     The member directors own, in the aggregate, less than 1% of Class B common stock as of January 31, 2005. No non-member director or senior officer owns any shares of Class B common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as disclosed below, True Value does not enter into any transaction with directors or officers other than in their capacity as such.

     True Value sells hardware and related merchandise and provides value-added services such as marketing, advertising, merchandising, and store location and design services to member directors of True Value on the same basis as it provides these merchandise and services to other members.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES OF INDEPENDENT AUDITORS

AUDIT FEES

     The aggregate audit fees for 2004 and 2003 were approximately $609,000 and $528,732, respectively. These amounts include fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of our consolidated financial statements and reviews of our unaudited consolidated interim financial statements.

AUDIT-RELATED FEES

     The aggregate fees for audit-related services rendered by PricewaterhouseCoopers LLP for 2004 and 2003 were approximately $97,641 and $253,952, respectively. The fees under this category relate to audits of employee benefit plans and True Value Specialty Company and various Commission reporting and filing matters.

TAX FEES

     The aggregate fees for tax services rendered by PricewaterhouseCoopers LLP for 2004 and 2003 were approximately $3,272 and $98,004, respectively. Tax fees relate to tax compliance and advisory services and assistance with tax audits.

ALL OTHER FEES

     The aggregate fees for all other services rendered by PricewaterhouseCoopers LLP for 2004 and 2003 were approximately $4,700 and $0, respectively. These fees relate to general consulting services.

     All services described under the headings "Audit-Related Fees," "Tax Fees" or "All Other Fees" were pre-approved by the Audit Committee pursuant to the procedures set forth in 17 CFR 210.2-01(c)(7)(i)(C). The Audit Committee's "Polices and Procedures Regarding Approval of Services Provided by the Independent Auditor" are set forth below:

          All services provided by PricewaterhouseCoopers LLP, both audit and non-audit, must be pre-approved by the Chairman of the Audit Committee or a designee, and are subject to review by the Audit Committee at the discretion of the Audit Committee Chairman. The decisions of the Audit Committee

     Chairman, or Designated Member, to pre-approve a permitted service shall be reported to the Audit Committee at each of its regularly scheduled meetings. Consistent with current practice, management will submit to the Audit Committee for pre-approval the scope and estimated fees associated with the current year audit at the July Audit Committee meeting.

          The pre-approval of nonaudit services may be given at any time up to a year before commencement of the specified service. Although the Act permits de minimis exceptions, True Value's policy is to pre-approve all audit and nonaudit services.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     1. FINANCIAL STATEMENTS

        The consolidated financial statements listed in the index on page F-1 are filed as part of this annual report.

     2. FINANCIAL STATEMENT SCHEDULES

        The schedule listed in the index on page F-31 is filed as part of this annual report.

     3. EXHIBITS

        The exhibits listed in the index on pages E-1 - E-3 are filed as part of this annual report.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TRUE VALUE COMPANY

                                          By:     /s/ DAVID A. SHADDUCK
                                            ------------------------------------
                                                     David A. Shadduck
                                              Senior Vice President and Chief
                                                      Financial Officer
DATED: March 3, 2005

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

              /s/ BRYAN R. ABLEIDINGER                 Chairman of the Board and        March 3, 2005
-----------------------------------------------------    Director
                Bryan R. Ableidinger

               /s/ THOMAS S. HANEMANN                  President, Chief Executive       March 3, 2005
-----------------------------------------------------    Officer and Director
                 Thomas S. Hanemann




                /s/ DAVID A. SHADDUCK                  Senior Vice President and Chief  March 3, 2005
-----------------------------------------------------    Financial Officer
                  David A. Shadduck                      (Chief Accounting Officer)




              /s/ LAURENCE L. ANDERSON                 Director                         March 3, 2005
-----------------------------------------------------
                Laurence L. Anderson




                /s/ MICHAEL S. GLODE                   Director                         March 3, 2005
-----------------------------------------------------
                  Michael S. Glode




               /s/ JUDITH S. HARRISON                  Director                         March 3, 2005
-----------------------------------------------------
                 Judith S. Harrison




               /s/ KENNETH A. NIEFELD                  Director                         March 3, 2005
-----------------------------------------------------
                 Kenneth A. Niefeld




                /s/ DAVID Y. SCHWARTZ                  Director                         March 3, 2005
-----------------------------------------------------
                  David Y. Schwartz




               /s/ GILBERT L. WACHSMAN                 Director                         March 3, 2005
-----------------------------------------------------
                 Gilbert L. Wachsman




                  /s/ BRIAN A. WEBB                    Director                         March 3, 2005
-----------------------------------------------------
                    Brian A. Webb




                /s/ CHARLES W. WELCH                   Director                         March 3, 2005
-----------------------------------------------------
                  Charles W. Welch

ITEM 15(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              PAGE(S)
                                                              -------
Report of Independent Registered Public Accounting Firm.....  F-2
Consolidated Balance Sheet at December 31, 2004 and December
  31, 2003..................................................  F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2004...............  F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2004...............  F-5
Consolidated Statement of Members' Equity for each of the
  three years in the period ended December 31, 2004.........  F-6
Notes to Consolidated Financial Statements..................  F-7 to F-30

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of True Value Company:

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of True Value Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the Consolidated Financial Statements, on January 1, 2003, the Company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor."

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 3, 2005

                               TRUE VALUE COMPANY

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2004 AND 2003
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                     ASSETS

                                                                2004       2003
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  7,222   $  9,234
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $3,835 and $8,395.................   200,958    203,010
  Inventories, net of valuation reserves of $10,196 and
     $6,718.................................................   264,235    276,725
  Prepaid expenses..........................................    15,070     18,225
                                                              --------   --------
          Total current assets..............................   487,485    507,194
Properties, net.............................................    70,448     73,055
Goodwill....................................................    91,474     91,474
Other assets................................................     6,112      9,737
                                                              --------   --------
          Total assets......................................  $655,519   $681,460
                                                              ========   ========
                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $230,046   $238,180
  Drafts payable............................................    56,209     44,540
  Accrued expenses..........................................    70,405     72,931
  Current maturities of long-term debt, notes and capital
     lease obligations......................................    31,109     91,958
  Patronage dividend payable in cash........................    12,669      8,983
                                                              --------   --------
          Total current liabilities.........................   400,438    456,592
                                                              --------   --------
Long-term liabilities and deferred credits:
  Long-term debt including notes and capital lease
     obligations, less current maturities...................   139,192    100,324
  Deferred gain on sale leaseback...........................    47,230     50,135
  Other long-term liabilities...............................    18,837     13,656
  Deferred stock redemptions................................        --     33,725
  Redeemable nonqualified Class B non-voting common stock,
     $100 par value; 216,261 and 231,392 shares issued and
     fully paid.............................................    21,626     23,139
                                                              --------   --------
          Total long-term liabilities and deferred
           credits..........................................   226,885    220,979
                                                              --------   --------
          Total liabilities and deferred credits............   627,323    677,571
                                                              --------   --------
Commitments and contingencies...............................        --         --
Members' equity:
  Redeemable Class A voting common stock, $100 par value;
     750,000 shares authorized; 296,820 and 304,560 shares
     issued and fully paid; 22,920 and 9,840 shares issued
     (net of subscriptions receivable of $1,484 and $112)...    30,490     31,440
  Redeemable qualified Class B non-voting common stock and
     paid-in capital, $100 par value; 4,000,000 shares
     authorized; 1,008,882 and 952,436 shares issued and
     fully paid.............................................   102,187     96,542
  Loss allocation...........................................   (19,420)   (40,502)
  Deferred patronage........................................   (24,298)   (25,045)
  Accumulated deficit.......................................   (58,860)   (56,567)
  Accumulated other comprehensive loss......................    (1,903)    (1,979)
                                                              --------   --------
          Total members' equity.............................    28,196      3,889
                                                              --------   --------
          Total liabilities and members' equity.............  $655,519   $681,460
                                                              ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                              2004         2003         2002
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net revenue..............................................  $2,023,887   $2,024,340   $2,175,451
Cost of revenue..........................................   1,801,810    1,803,904    1,928,533
                                                           ----------   ----------   ----------
Gross margin.............................................     222,077      220,436      246,918
Operating expenses:
  Logistics and manufacturing expenses...................      63,411       64,071       71,554
  Selling, general and administrative expenses...........     104,772       99,170       95,689
  Other income, net......................................      (2,790)     (21,882)      (3,632)
                                                           ----------   ----------   ----------
Operating income.........................................      56,684       79,077       83,307
  Interest expense to members............................       5,915        5,799        6,611
  Third party interest expense...........................       7,379       51,724       55,284
                                                           ----------   ----------   ----------
Net margin before income taxes...........................      43,390       21,554       21,412
Income tax expense.......................................         177          333          259
                                                           ----------   ----------   ----------
Net margin...............................................  $   43,213   $   21,221   $   21,153
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                               2004       2003        2002
                                                             --------   ---------   ---------
                                                                     ($ IN THOUSANDS)
Operating activities:
  Net margin...............................................  $ 43,213   $  21,221   $  21,153
  Adjustments to reconcile net margin to net cash and cash
     equivalents provided by operating activities:
     Depreciation and amortization.........................    16,467      26,060      34,851
     Provision/(benefit) for losses on accounts and notes
       receivable..........................................    (2,498)        927         120
     Provision for inventory reserves......................    12,574       8,603      10,620
     Restructuring charges/(credits) and other related
       expenses............................................        --        (122)      5,814
     Loss on sale of assets................................       228         427          91
     Amortization of deferred gain on sale leaseback.......    (2,713)     (2,646)         --
     Gain on debt forgiveness..............................        --      (7,706)         --
     Write-off of make-whole and prepaid bank fees.........        --      17,708          --
     Termination of deferred credit agreements.............        --      (7,133)         --
     Asset impairment charge...............................        --       2,005         470
     Changes in operating assets and liabilities:
       Accounts and notes receivable.......................     1,180      (3,842)     32,926
       Inventories.........................................       (84)    (50,880)     88,908
       Other current assets................................     4,217         (94)     (2,550)
       Accounts payable....................................    (8,134)     38,614     (52,091)
       Accrued expenses....................................     1,342     (10,621)    (36,268)
       Other adjustments, net..............................       552         286        (840)
                                                             --------   ---------   ---------
          Net cash and cash equivalents provided by
            operating activities...........................    66,344      32,807     103,204
                                                             --------   ---------   ---------
Investing activities:
  Additions to properties..................................   (11,874)     (6,825)    (12,838)
  Proceeds from sale of properties.........................       549         513     127,941
  Changes in restricted cash...............................        --      15,755      13,320
  Other....................................................     1,498       3,622      18,428
                                                             --------   ---------   ---------
          Net cash and cash equivalents provided by/(used
            for) investing activities......................    (9,827)     13,065     146,851
                                                             --------   ---------   ---------
Financing activities:
  Payment of patronage dividend............................    (8,452)     (5,790)         --
  Payment of notes, long-term debt and lease obligations...   (12,145)   (163,072)   (157,690)
  Increase/(decrease) in drafts payable....................    11,669      15,656     (58,501)
  Decrease in senior revolving credit facility, net........        --     (24,194)   (113,903)
  Increase/(decrease) in asset based revolving credit
     facility, net.........................................   (43,300)    131,600          --
  Proceeds from sale of Redeemable Class A common stock and
     subscriptions receivable..............................     1,478         161         224
  Purchase of Class A and Class B common stock.............    (7,779)         --          --
                                                             --------   ---------   ---------
          Net cash and cash equivalents used for financing
            activities.....................................   (58,529)    (45,639)   (329,870)
                                                             --------   ---------   ---------
Net increase/(decrease) in cash and cash equivalents.......    (2,012)        233     (79,815)
Cash and cash equivalents at beginning of year.............     9,234       9,001      88,816
                                                             --------   ---------   ---------
Cash and cash equivalents at end of year...................  $  7,222   $   9,234   $   9,001
                                                             ========   =========   =========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                 REDEEMABLE COMMON STOCK
                                     -----------------------------------------------
                                            CLASS A                  CLASS B
                                     ----------------------   ----------------------      LOSS      DEFERRED
                                     # OF SHARES    AMOUNT    # OF SHARES    AMOUNT    ALLOCATION   PATRONAGE
                                     -----------   --------   -----------   --------   ----------   ---------
                                                  ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Balances at and for the year ended
  December 31, 2001................    510,060     $ 49,896    1,731,490    $174,448    $(89,972)   $(26,541)
Net margin.........................         --           --           --          --          --          --
Foreign currency translation
  adjustment.......................         --           --           --          --          --          --
Amortization of deferred
  patronage........................         --           --           --          --          --         748
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --
Patronage dividend.................         --           --      144,196      14,420          --          --
Payments from stock subscriptions
  receivable.......................         --          224           --          --          --          --
Class B stock applied against loss
  allocation.......................         --           --     (119,229)    (11,923)     11,923          --
Matured notes applied against loss
  allocation.......................         --           --           --          --       2,083          --
                                      --------     --------    ---------    --------    --------    --------
Balances at and for the year ended
  December 31, 2002................    510,060       50,120    1,756,457     176,945     (75,966)    (25,793)
Net margin.........................         --           --           --          --          --          --
Reclass nonqualified Class B stock
  to liabilities...................         --           --     (231,392)    (23,139)         --          --
Reclass deferred stock redemptions
  to liabilities...................   (195,660)     (18,841)    (595,785)    (59,579)     27,941          --
Amortization of deferred
  patronage........................         --           --           --          --          --         748
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --
Patronage dividend.................         --           --       92,861       9,286          --          --
Payments from stock subscriptions
  receivable.......................         --          161           --          --          --          --
Class B stock applied against loss
  allocation.......................         --           --      (69,705)     (6,971)      6,971          --
Matured notes applied against loss
  allocation.......................         --           --           --          --         552          --
                                      --------     --------    ---------    --------    --------    --------
Balances at and for the year ended
  December 31, 2003................    314,400       31,440      952,436      96,542     (40,502)    (25,045)
Net margin.........................         --           --           --          --          --          --
Reclass stock presented for
  redemptions to liabilities.......    (24,960)      (2,421)     (65,302)     (6,530)      1,045          --
Amortization of deferred
  patronage........................         --           --           --          --          --         747
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --
Patronage dividend.................         --           --      272,122      27,212          --          --
Class B stock applied against loss
  allocation.......................         --           --     (150,374)    (15,037)     15,037          --
Payments from stock subscriptions
  receivable.......................     30,300        1,471           --          --          --          --
Stipulation of Settlement related
  to the Derivative Action.........         --           --           --          --       5,000          --
                                      --------     --------    ---------    --------    --------    --------
Balances at and for the year ended
  December 31, 2004................    319,740     $ 30,490    1,008,882    $102,187    $(19,420)   $(24,298)
                                      ========     ========    =========    ========    ========    ========


                                                    ACCUMULATED
                                                       OTHER        TOTAL         TOTAL
                                     ACCUMULATED   COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                                       DEFICIT         LOSS         EQUITY    INCOME/(LOSS)
                                     -----------   -------------   --------   -------------
                                         ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Balances at and for the year ended
  December 31, 2001................   $(68,568)       $    (3)     $39,260      $(49,718)
                                                                                ========
Net margin.........................     21,153             --       21,153        21,153
Foreign currency translation
  adjustment.......................         --              3            3             3
Amortization of deferred
  patronage........................       (748)            --           --            --
Minimum pension liability
  adjustment.......................         --         (1,153)      (1,153)       (1,153)
Patronage dividend.................    (20,541)            --       (6,121)           --
Payments from stock subscriptions
  receivable.......................         --             --          224            --
Class B stock applied against loss
  allocation.......................         --             --           --            --
Matured notes applied against loss
  allocation.......................         --             --           --            --
                                      --------        -------      --------     --------
Balances at and for the year ended
  December 31, 2002................    (68,704)        (1,153)      55,449      $ 20,003
                                                                                ========
Net margin.........................     21,221             --       21,221      $ 21,221
Reclass nonqualified Class B stock
  to liabilities...................         --             --      (23,139)           --
Reclass deferred stock redemptions
  to liabilities...................      9,933             --      (40,546)           --
Amortization of deferred
  patronage........................       (748)            --           --            --
Minimum pension liability
  adjustment.......................         --           (826)        (826)         (826)
Patronage dividend.................    (18,269)            --       (8,983)           --
Payments from stock subscriptions
  receivable.......................         --             --          161            --
Class B stock applied against loss
  allocation.......................         --             --           --            --
Matured notes applied against loss
  allocation.......................         --             --          552            --
                                      --------        -------      --------     --------
Balances at and for the year ended
  December 31, 2003................    (56,567)        (1,979)       3,889      $ 20,395
                                                                                ========
Net margin.........................     43,213             --       43,213      $ 43,213
Reclass stock presented for
  redemptions to liabilities.......      1,616             --       (6,290)           --
Amortization of deferred
  patronage........................       (747)            --           --            --
Minimum pension liability
  adjustment.......................         --             76           76            76
Patronage dividend.................    (41,375)            --      (14,163)           --
Class B stock applied against loss
  allocation.......................         --             --           --            --
Payments from stock subscriptions
  receivable.......................         --             --        1,471            --
Stipulation of Settlement related
  to the Derivative Action.........     (5,000)            --           --            --
                                      --------        -------      --------     --------
Balances at and for the year ended
  December 31, 2004................   $(58,860)       $(1,903)     $28,196      $ 43,289
                                      ========        =======      ========     ========

Redeemable Class A common stock amounts are net of unpaid subscription amounts of $1,484 relating to 22,920 issued shares at December 31, 2004; $112 relating to 9,840 issued shares at December 31, 2003; $866 relating to 35,700 issued shares at December 31, 2002 and $1,110 relating to 54,480 issued shares at December 31, 2001.

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1. DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES

  Principal business activity

     True Value Company ("True Value") is a member-owned wholesaler cooperative of hardware and related merchandise. True Value changed its name from TruServ Corporation on December 31, 2004. True Value also manufactures and sells paint and paint applicators. True Value's goods and services are sold predominantly within the United States, primarily to retailers of hardware, industrial distributors, garden centers and rental retailers who have entered into retail agreements with it. True Value also provides to its members value-added services such as marketing, advertising, merchandising and store location and design services.

  Consolidation

     The consolidated financial statements include the accounts of True Value and all wholly owned subsidiaries.

  Reclassifications

     Certain reclassifications have been made to the prior years' consolidated financial statements and the notes thereto to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

  Capitalization

     True Value's capitalization from its members is classified in Members' equity and Liabilities. Members' equity is comprised of Redeemable Class A voting common stock, Redeemable qualified Class B non-voting common stock, Accumulated deficit, Loss allocation, Deferred patronage and Accumulated other comprehensive loss. Members are required to purchase upon becoming a member 60 shares of True Value's Class A common stock per store (up to a maximum of 5 stores (300 shares)). The Class A common stock is redeemable by True Value and has voting rights (the "Redeemable Class A voting common stock").

     True Value issues Class B common stock as part of its patronage dividend. The Class B common stock is redeemable and has no voting rights (the "Redeemable Class B non-voting common stock"). Redeemable Class B non-voting common stock had been issued in connection with True Value's annual patronage dividend. The By-Laws provide True Value the right to allow a member to meet the stock ownership requirements for True Value's Redeemable Class B non-voting common stock by the issuance of Redeemable Class B non-voting common stock in payment of the year-end patronage dividend. The shares of Redeemable Class B non-voting common stock and other written notices distributed by True Value to its members, which disclose to the recipient the stated amount allocated to the member by True Value and the portion thereof that is a patronage dividend, are "written notices of allocation" as that phrase is used in the Internal Revenue Code (the "Code"). For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that True Value pay 20% or more of the annual patronage dividend in cash and that the members consent to having the allocations (at their stated dollar amounts) treated as being constructively received by them and includable in their gross income. True Value has customarily issued Redeemable Class B non-voting common stock that is "qualified written notices of allocation" (the "Redeemable qualified Class B non-voting common stock") with its patronage dividend and the current amount issued and outstanding are classified in the Consolidated Balance Sheet as Redeemable qualified Class B non-voting common stock. Any written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code. True Value has issued Redeemable Class B non-voting common stock that are "nonqualified written notices of allocation" (the "Redeemable nonqualified Class B non-voting

                               TRUE VALUE COMPANY
common stock") as part of prior patronage dividends. Amounts issued and outstanding are classified as a long-term liability in the Consolidated Balance Sheet as Redeemable nonqualified Class B non-voting common stock. These shares are classified in long-term liabilities because they have a planned redemption schedule. The redemption schedule calls for at least 10% of the shares to be redeemed by December 31, 2011; 40% of the shares by December 31, 2019 and all of the shares by December 31, 2029.

     True Value follows the practice of accounting for deferred patronage charges and credits as a separate component of equity. Deferred patronage consists of net charges and expenses, primarily related to costs associated with the merger of Cotter & Company and ServiStar Coast to Coast Corporation to form True Value (the "Merger"), which are included in the computation of Net margin in different periods for financial statement purposes than for patronage purposes.

     Either True Value or the member, upon 60 days' written notice, may terminate membership without cause. In the event membership is terminated, True Value undertakes to purchase, and the member is required to sell to True Value, all of the member's Redeemable Class A voting common stock and Redeemable Class B non-voting common stock at par value. Payment for the Redeemable Class A voting common stock and Redeemable nonqualified Class B non-voting common stock has historically been in cash. In accordance with True Value's By-Laws, payment for the Redeemable qualified Class B non-voting common stock is in the form of a note payable in five equal annual installments and with interest set at comparable treasury rates plus 1.0%. Historically, True Value has offset amounts due by its members against amounts that it pays to the members on redemption of their stock.

  Patronage dividend

     True Value operates on a cooperative basis with respect to business transacted with or for members. When there are annual profits, members in good standing are entitled to receive patronage dividend distributions from True Value on the basis of gross margins of merchandise purchased by each member. In accordance with True Value's By-Laws and Retail Member Agreement, the annual patronage dividend, as authorized by the board of directors, is paid to members out of patronage source income, less certain deductions, calculated as provided in the following sentence. The total patronage dividend paid to members is based on pre-tax net margins calculated in accordance with accounting principles generally accepted in the United States of America after reducing or increasing net margins for non-member income/(losses), reasonable reserves, earnings retained by the cooperative and deferred patronage amortization. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors has authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the accumulated deficit account. The total dividend is then allocated to each purchase category, with the main purchase categories being warehouse, relay, direct shipment and paint. Once the patronage dividend is allocated to the purchase categories, it is distributed to members based on the relative gross margin participation of the member for each type of purchase category.

     Patronage dividends related to the year ended December 31, 2004 were $41,375. Approximately $12,669 of the dividend was paid in cash, which was approximately 30% of the estimated patronage income for the year. True Value's By-Laws and the Internal Revenue Service (the "IRS") require that the payment of at least 20% of patronage dividends be in cash. True Value paid the remainder through the issuance of True Value's Redeemable qualified Class B non-voting common stock and Promissory (subordinated) notes. For those members who have loss allocation accounts, the Redeemable qualified Class B non-voting common stock was offset against those accounts. Patronage dividends of $18,269 related to the year ended December 31, 2003 were paid in March 2004; approximately 49% of which were paid in cash, which was 30% of the dividend before the net effect of the refinancing of the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"). True Value paid the remainder through the issuance of True Value's Redeemable qualified Class B non-voting common stock, offsetting that against the loss allocation accounts of

                               TRUE VALUE COMPANY
those members that had such accounts. Patronage dividends of $20,541 related to the year ended December 31, 2002 were paid in March 2003; approximately 30% of which were paid in cash. True Value paid the remainder through the issuance of True Value's Redeemable qualified Class B non-voting common stock. For those members who had loss allocation accounts, the Redeemable qualified Class B non-voting common stock was offset against those accounts.

  Capital Stock Redemption

     In accordance with True Value's By-Laws, True Value redeems former members' Class A common stock and Redeemable nonqualified Class B common stock in cash at the time of redemption and Redeemable qualified Class B common stock are paid with a subordinated installment note. The subordinated installment notes are payable in five equal annual installments and pay interest annually at a fixed rate. The interest rate on subordinated installment notes created during the year is determined annually on the first business day of the year based on the five-year U.S. Treasury bill rate plus 1.0%. For notes issued in 2004, the rate was 4.36% and for notes to be issued in 2005, the rate is 4.64%. In accordance with True Value's By-Laws, True Value first reduces its aggregate stock redemption obligation payable in both cash or subordinated installment note by its right to legally offset any amounts the former members may owe True Value, including accounts and notes receivable, loss allocations and/or accumulated deficit.

     Effective July 6, 2004, the board of directors rescinded True Value's moratorium on stock redemptions that had been effective since March 2000. In accordance with the Stipulation of Settlement related to the "Derivative Action" (an action brought by a former True Value member against certain present and former directors, certain former officers of True Value and against True Value), upon rescinding the moratorium, True Value reduced the loss allocation accounts of the parties to the Stipulation of Settlement by approximately $5,000 on a pro-rata basis. See "Loss Allocation to Members and Accumulated Deficit" below. Since the rescinding of the moratorium, True Value satisfied $7,779 of stock redemption liability in cash and $26,351 by issuing subordinated installment notes. The first payment of principal of $5,241 on subordinated installment notes created since the stock redemption moratorium was rescinded was paid on December 31, 2004. As of December 31, 2004, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but had not completed the redemption procedures, resulting in a stock redemption liability of $4,886. True Value classified this liability as $1,718 in Current maturities of long-term debt, notes and capital lease obligations, $2,476 in Long-term debt including notes and capital lease obligations, less current maturities, and $692 in Other long-term liabilities representing True Value's redemption obligations to former members that management anticipates may not complete the redemption procedures for over a year.

     At December 31, 2003, True Value reported Deferred stock redemptions as a liability comprised of the aggregate net equity investments for each shareholder that has 1) discontinued its purchasing activities with True Value, 2) requested its stock be redeemed, and 3) had such redemption deferred due to True Value's March 2000 declaration of a moratorium on stock redemptions. These net equity investments were the aggregate par value of Class A common stock, qualified Class B common stock and nonqualified Class B common stock, reduced by the aggregate amount that True Value may legally offset by the Loss allocation, Accumulated deficit and Accounts and notes receivable accounts.

  Loss allocation to members and Accumulated deficit

     During the third quarter of 2000, True Value management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. True Value has distributed the 1999 loss among its members by establishing a loss allocation account as a contra-equity account in the Consolidated Balance Sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's

                               TRUE VALUE COMPANY
proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate Class B stock investment relative to the total Class B stock investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The loss allocation account will be satisfied, on a member by member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member by member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of True Value, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in True Value.

     The board of directors determined that True Value would retain the 2001 loss as part of the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account. In the event a member terminates its status as a stockholder of True Value, any remaining 2001 loss in the accumulated deficit account that is allocable to the terminated member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in True Value. True Value has determined for each member that was both a stockholder and purchased from True Value in 2001, its share of the 2001 loss that has been retained in the accumulated deficit account. Stockholders that had ceased their membership in True Value prior to 2001 and were solely stockholders due to the moratorium on stock redemptions were excluded from the 2001 loss allocation. Approximately 18% of the $50,687 2001 loss was allocated based upon the member's proportionate equity investment, net of any 1999 loss allocation account, relative to the total equity investments of all members that were both stockholders and purchased from True Value in 2001. Approximately 82% of the total 2001 loss was effectively allocated based on the member's purchases from True Value in 2001 using the same methodology as described above in "Distribution of Patronage Dividend." No member was allocated a loss amount greater than its net equity investments held as of year-end 2001.

     A member's proportionate share of the 1999 and/or 2001 losses have been limited to the extent of its equity investment in True Value. Any portion of a loss allocation that exceeds a member's equity investment is retained by True Value in the accumulated deficit account. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors has authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the accumulated deficit account. Such reduction will be applied first against the oldest components of the deficit and the annual retention of the 5% of patronage source income will continue until the deficit no longer exists.

     In 2003, True Value settled its Derivative Action. The Stipulation of Settlement from the Derivative Action stated that, at the time the moratorium on stock redemptions was lifted, the Loss allocation accounts for all current and former members who were parties to the Stipulation of Settlement would be reduced by approximately $5,000 on a pro-rata basis. The moratorium was lifted in July 2004 and such reduction occurred.

  Cash equivalents

     True Value classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

  Allowance for doubtful accounts

     The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of True Value's receivables and the risks of repayment. The allowance was $3,835 and $8,395 as of December 31, 2004 and 2003, respectively. Primary reasons for the reduction in the reserve during 2004 included favorable collections experience, the settlement or charge-off of older accounts,

                               TRUE VALUE COMPANY
certain of which relate to the rescinding of the stock moratorium, and overall improvement in the aging and risk characteristics of the portfolio. True Value considers accounts receivable past due if invoices remain unpaid past their due date and charges-off uncollectible receivables after exhausting all collection efforts.

  Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market value. The lower of cost or market value considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. True Value's 2004 inventory valuation reserve of $10,196 is up from 2003 of $6,718 due to increased levels of unproductive inventory. True Value calculated the estimated realizable value based on an analysis of historical trends related to its distressed inventory. In its analysis, True Value considers historical data on its ability to return inventory to suppliers, to transfer inventory to other distribution centers, to sell inventory to members through the price reduction process and to sell remaining inventory to liquidators. The cost of inventory also includes indirect costs (such as logistics, manufacturing, freight-in, vendor rebates and support costs) incurred to bring inventory to its existing location for resale. These indirect costs are treated as product costs, classified in inventory and subsequently recorded as cost of revenue as the product is sold (see Note 2, "Inventories").

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

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is tested for impairment using a discounted cash flow analysis for each reporting unit (Hardware and Paint manufacturing). This test is completed annually, unless significant events necessitate a more frequent test. The test completed at December 31, 2004 used a discount rate of 10% and assumed a modest revenue increase in future years. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. A 100 basis point movement in the discount rate did not significantly impact the analysis. In evaluating the recoverability of goodwill, management estimates each reporting unit's fair value. In making this estimate, True Value's management relies on a number of factors including operating results, business plans and present value techniques, to discount anticipated future cash flows. True Value completes its annual impairment assessment at the end of each year and has determined that no impairment existed at December 31, 2004 or 2003.

     At December 31, 2004 and 2003, Goodwill was comprised of $78,429 for the hardware segment and $13,045 for the paint segment.

  Conversion funds

     In connection with the Merger, True Value made funds available to the members to defray various conversion costs (i.e., costs to change store signage and branding to True Value) associated with the Merger and costs associated with certain upgrades and expansions of their stores. The total amount of funds distributed was $27,175 for these conversion costs. The funds are amortized over a 5 year period, the period of time during which members committed to stay with True Value. The members agree to refund to True Value all or a portion of the conversion funds in the event they defaulted on their obligations to True Value or terminated their membership during the five years following the date of the agreement. The annual

                               TRUE VALUE COMPANY
amortization expense for 2004, 2003 and 2002 was $1,027, $4,060, and $6,056,
respectively. All amounts have been fully amortized at December 31, 2004.

  Asset impairment

     For purposes of determining impairment, management reviews long-lived assets based on a geographic region or a revenue producing activity, as appropriate. The impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. No asset impairment charges were recorded in 2004. In 2003, True Value recorded asset impairment charges of $2,005 relating primarily to equipment held for use at the East Butler, Pennsylvania facility. In 2002, True Value recorded asset impairment charges that netted to $470, consisting of a $1,769 charge relating to the East Butler, Pennsylvania facility that was held for use. True Value offset this amount by a $1,299 reduction of asset impairment charges, consisting predominately of a favorable adjustment to the asset value for the closing of the Brookings, South Dakota distribution center based on actual proceeds received from the sale of this facility in 2002. The asset impairment charges impacted True Value's hardware segment and are included in Operating Expenses under the "Logistics and manufacturing expenses" caption in the Consolidated Statement of Operations.

  Revenue recognition

     True Value's policy is to recognize revenue from product sales and services when earned, in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104. Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for discounts, rebates and other cash consideration given to customers, and returns are provided for at the time the related sales are recorded and are reflected as a reduction of sales. Service revenue is comprised of advertising and transportation and amounted to $58,870 and $49,987 for 2004, respectively, $58,131 and $49,305 for 2003, respectively, and $69,463 and $52,665 for 2002, respectively. Advertising revenue is recognized when the underlying advertisement is run or when the related circulars are dropped. Transportation revenue is recognized when the services are provided. Effective for arrangements with vendors initiated on or after January 1, 2003 and in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), consideration received from vendors that was previously classified as advertising revenue is applied as a decrease in the price paid for inventory and is recognized in cost of sales as the related inventory is sold.

  Advertising expenses

     Amounts billed to members for advertising are included in revenue. Advertising costs are expensed in the period the advertising takes place. Such costs amounted to $37,254, $44,817 and $56,407 in 2004, 2003 and 2002,
respectively, and are included in Cost of revenue.

  Amortization of financing fees

     Amounts paid for financing fees incurred in connection with True Value's financing arrangements are capitalized and amortized to interest expense over the remaining lives of the underlying financing agreements. During the third quarter of 2003, True Value expensed the financing fees related to the Senior Debt as a result of refinancing the Senior Debt with a new asset-based revolving credit facility ("Bank Facility"). True Value purchased interest rate caps in 2003 that limit its risk on $25,000 of variable rate debt for the entire term of the

                               TRUE VALUE COMPANY

Bank Facility to a maximum underlying LIBOR rate of 3.5%, which represents approximately 1.0% increase over current LIBOR. This interest rate cap instrument is considered speculative and is carried at current market value.

  Repairs and maintenance expense

     Expenditures which extend the useful lives of True Value's property and equipment are capitalized and depreciated on a straight line basis over the remaining useful lives of the underlying assets. Otherwise, repair and maintenance expenditures are expensed as incurred.

  Research and development costs

     Research and development costs related to True Value's manufacturing operations are expensed as incurred. Such costs amounted to $920, $911 and $941 in 2004, 2003 and 2002, respectively, and are included in Logistics and manufacturing expenses.

  Shipping and handling costs

     Amounts billed to members for shipping and handling costs are included in Net revenue. Amounts incurred for shipping and handling are included in Cost of revenue.

  Income taxes

     Deferred tax assets and liabilities are determined based on cumulative temporary differences between the amounts shown on the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2004, True Value concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are taxable to True Value and not allocated to members as tax-deductible patronage dividends.

  Per share information

     There is no existing market for the True Value common stock and there is no expectation that any market will develop. True Value's Redeemable Class A voting common stock is owned by members and former members whose stock has not yet been redeemed. True Value's Redeemable Class B non-voting common stock now outstanding was issued to members in partial payment of the annual patronage dividend. Accordingly, no earnings per share information is presented in the consolidated financial statements.

  Fair value of financial instruments

     The carrying amounts of True Value's financial instruments, which were comprised primarily of accounts and notes receivable, accounts payable, short-term borrowings, long-term debt and promissory (subordinated) and installment notes, approximate fair value. The total carrying amount of debt and credit facilities approximates fair value due to their stated interest rates approximating market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  Concentration of credit risk

     Credit risk pertains primarily to True Value's trade receivables. True Value extends credit to its members as part of its day-to-day operations. True Value believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited.

                               TRUE VALUE COMPANY

Additionally, True Value's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. Also, the Certificate of Incorporation and By-Laws specifically provide that True Value may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to True Value. True Value exercises these set off rights when its notes and interest become due to former members with outstanding accounts receivable to True Value and current members with past due accounts receivable to True Value.

  Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Consideration Given by a Vendor

     On January 1, 2003, True Value adopted Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs and is effective for arrangements with vendors initiated on or after January 1, 2003. Most of True Value's arrangements with vendors in 2003 were initiated before January 1, 2003. However, most arrangements with vendors for 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 has impacted the 2004 results of operations and financial position as Net margin was negatively impacted in 2004 compared to the same period last year by $3,996. The application of EITF 02-16 impacted 2004 as vendor advertising funds are being earned based on merchandise purchases and the vendor advertising funds are recognized in income when the merchandise is sold. In 2003, the vendor advertising funds were matched and recognized in Net revenue when the advertising took place and the costs were incurred. Additionally, Net revenue was impacted by the application of EITF 02-16, as the advertising revenue that was recognized as the advertising occurred is now recorded as part of the cost of the product. Also impacting Net revenue was the recording of monies earned for holding markets that is a service provided to vendors and members. Monies earned from prior year markets were recorded as an offset in SG&A expenses and are now recorded into Net revenue for 2004. Also, expenses related to providing the markets were previously recorded in SG&A expenses and are now recorded in Cost of revenue for 2004.

  New accounting pronouncements

     In July 2004, True Value adopted the Financial Accounting Standards Board ("FASB") Staff Position ("FSP") No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on accounting for the effects of the new Medicare prescription drug legislation. The adoption of this standard did not have a material impact on its financial statements.

     In November 2004, the FASB issued FASB Statement No. 151, "Inventory
Costs -- an amendment of ARB No. 43, Chapter 4" (FAS 151). FAS 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS 151 will be effective for inventory costs incurred during fiscal years beginning after

                               TRUE VALUE COMPANY

June 15, 2005. True Value is currently evaluating the impact this standard will have on its financial statements, but does not expect the impact of its adoption to be material.

2. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                2004       2003
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Manufacturing inventories:
  Raw materials.............................................  $  1,666   $  1,979
  Work-in-process and finished goods........................    22,492     19,020
  Manufacturing inventory reserves..........................    (1,112)      (258)
                                                              --------   --------
                                                                23,046     20,741
                                                              --------   --------
Merchandise inventories:
  Warehouse inventory.......................................   250,273    262,444
  Merchandise inventory reserves............................    (9,084)    (6,460)
                                                              --------   --------
                                                               241,189    255,984
                                                              --------   --------
                                                              $264,235   $276,725
                                                              ========   ========

     The amount of warehouse, general and administrative costs included in ending inventory at December 31, 2004 and 2003 was $17,373 and $18,386, respectively. Warehouse, general and administrative costs incurred for 2004 and 2003 were $94,431 and $95,403, respectively.

3. PROPERTIES

     Properties consisted of the following at December 31:

                                                                2004        2003
                                                              ---------   ---------
                                                                ($ IN THOUSANDS)
Buildings and improvements..................................  $  84,983   $  81,723
Machinery and warehouse equipment...........................     81,958      81,142
Office and computer equipment...............................    134,511     155,022
Transportation equipment....................................     33,943      35,416
                                                              ---------   ---------
                                                                335,395     353,303
Less: accumulated depreciation..............................   (267,932)   (283,233)
                                                              ---------   ---------
                                                                 67,463      70,070
Land........................................................      2,985       2,985
                                                              ---------   ---------
                                                              $  70,448   $  73,055
                                                              =========   =========

     Depreciation expense for 2004, 2003 and 2002 was $15,440, $22,000 and $28,795, respectively.

                               TRUE VALUE COMPANY

4. DEBT ARRANGEMENTS

     Long-term debt consisted of the following at December 31:

                                                                2004       2003
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Bank Facility...............................................  $ 88,300   $131,600
Capital lease obligations...................................     1,855        823
                                                              --------   --------
  Total third party debt....................................    90,155    132,423
Promissory (subordinated) and installment notes:
  Fixed interest rates ranging from 4.36% to 10.00%.........    80,146     59,859
                                                              --------   --------
                                                               170,301    192,282
Less amounts due within one year............................   (31,109)   (91,958)
                                                              --------   --------
                                                              $139,192   $100,324
                                                              ========   ========

     At December 31, 2004, True Value had $88,300 in Bank Facility borrowings, which were included in Long-term debt including notes and capital lease obligations, less current maturities and had a weighted average interest rate of 4.7%. At December 31, 2003, True Value had $131,600 in Bank Facility borrowings with a weighted average interest rate on these borrowings of 3.6%. The amount of $71,600 of the Bank Facility borrowings was included in Current maturities of long-term debt, notes and capital lease obligations and the remaining $60,000 was included in Long-term debt including notes and capital lease obligations, less current maturities. Based on True Value's projection of seasonal working capital needs, the amount of the Bank Facility classified as Long-term debt including notes and capital lease obligations, less current maturities represents the expected lowest level of borrowings during the next twelve months for each year.

BANK FACILITY

     On August 29, 2003, True Value entered into a new four-year $275,000 Bank Facility. The Bank Facility was used to refinance the then existing third party senior debt at a substantially lower interest rate. Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability as of December 31, 2004 was $132,796.

     The interest rate charged for Bank Facility borrowings is variable at either LIBOR or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly beginning in March 2004. Beginning with the first measurement period in 2004, True Value has performed at a level that resulted in a 0.25% reduction in pricing. As of December 31, 2004 and 2003, this interest rate was 4.7% and 3.6%, respectively. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 2.0% and 2.25% at December 31, 2004 and 2003, respectively.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1.1 to 1. As of December 31, 2004, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value is therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

                               TRUE VALUE COMPANY

     The Bank Facility is collateralized by substantially all of the assets of True Value and a pledge of 100% of the stock of True Value's subsidiaries. Borrowings under the Bank Facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. In addition, the qualification of accounts receivable and inventory items as "eligible" for purposes of the borrowing base is subject to unilateral change in the discretion of the lenders. The borrowing base is calculated as the sum of:

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

     The Bank Facility imposes certain limitations on and requires compliance with covenants from True Value that are usual and customary for similar asset-based revolving credit facilities. Unless such terms and conditions are waived by a majority of the lenders, these terms and conditions include, among other things:

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

     Fees paid for closing the Bank Facility totaled $3,752 and these fees are being amortized by True Value over the four-year term. Upon entering into the Bank Facility, True Value incurred a net expense of $19,221 upon refinancing the Senior Debt. The net expense consisted of $26,927 of interest expense relating to the write-off of old and new senior note prepayment obligations and prepaid bank fees offset by $7,706 of other income relating to debt forgiveness for a portion of the Senior Debt.

PROMISSORY (SUBORDINATED) AND INSTALLMENT NOTES

     Promissory notes are issued from time to time for partial payment of the annual patronage dividend. Promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of True Value as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are often extended at the option of the member, for a three-year period, at interest rates established by True Value and substantially equivalent to competitive market rates of comparable instruments. In 2004 and 2003, approximately 70% and 85%, respectively, of notes scheduled to mature in those years were extended for an additional three years. True Value anticipates that this practice of extending notes, based on historical results, will continue.

     Installment notes are issued in payment of the redemption of Class B common stock upon termination of membership in the cooperative. See Note 1, "Description of Business and Accounting Policies -- Capital Stock Redemption."

                               TRUE VALUE COMPANY

     Promissory (subordinated) and installment notes consisted of the following as of December 31:

                                                                2004       2003
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Promissory (subordinated) notes:
  Due on December 31, 2004 -- 9.00% to 10.00%...............  $     --   $ 19,821
  Due on December 31, 2005 -- 7.00% to 10.00%...............    23,336     23,463
  Due on December 31, 2006 -- 6.00% to 9.00%................    16,407     16,479
  Due on December 31, 2007 -- 5.00% to 6.00%................    15,207         --
Installment notes at interest rates of 4.36% with final
  maturities in 2008........................................    21,002         --
Installment notes at interest rates of 6.00% to 7.36% with
  maturities through 2004...................................        --         96
Accrued stock redemption liability..........................     4,194         --
                                                              --------   --------
                                                                80,146     59,859
Less amounts due within one year............................   (30,304)   (19,917)
                                                              --------   --------
                                                              $ 49,842   $ 39,942
                                                              ========   ========

     The amount due within one year for both years was classified in Current maturities of long-term debt, notes and capital lease obligations.

     Amounts shown below as scheduled repayments are the stated note amounts. True Value will seek members' consent in 2005 to extend the Promissory (subordinated) note due dates at market competitive interest rates.

     Principal payment schedule for long-term debt:

                                         2005      2006       2007      2008    2009   THEREAFTER
                                        -------   -------   --------   ------   ----   ----------
                                                            ($ IN THOUSANDS)
Bank Facility(1)......................  $    --   $    --   $ 88,300   $   --   $ --      $ --
Promissory (subordinated) &
  installment notes...................   30,304    22,153     20,952    5,745    495       497
Capital lease obligations.............      805       592        396       62     --        --
                                        -------   -------   --------   ------   ----      ----
Total.................................  $31,109   $22,745   $109,648   $5,807   $495      $497
                                        =======   =======   ========   ======   ====      ====

---------------

(1) Borrowings under the Bank Facility fluctuate as a result of the seasonal needs of the business. There are no required payments until the maturity of the Bank Facility in August 2007.

                               TRUE VALUE COMPANY

5. LEASE COMMITMENTS

     True Value is a lessee of distribution centers, office space, and computer and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term non-cancelable operating leases (including sale leasebacks), together with the present value of the net minimum lease payments under capital leases, as of December 31, 2004:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                               ($ IN THOUSANDS)
2005........................................................  $  921    $ 30,654
2006........................................................     649      28,113
2007........................................................     409      25,851
2008........................................................      63      24,362
2009........................................................      --      23,942
Thereafter..................................................      --     219,041
                                                              ------    --------
Net minimum lease payments..................................   2,042    $351,963
                                                                        ========
Less amount representing interest...........................    (187)
                                                              ------
Present value of net minimum lease payments.................   1,855
Less amount due within one year.............................    (805)
                                                              ------
                                                              $1,050
                                                              ======

     Minimum annual operating lease payments as shown have been reduced by $4,497 from future sublease rentals due over the term of the subleases, and include estimated payments for operating costs and real estate taxes due to the lessor, where applicable.

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value, which is related to the lessor's book value at the expiration of the lease term.

     Rent expense under operating leases (reduced by sublease rentals) was $35,643, $36,366 and $25,436 for the years ended December 31, 2004, 2003 and
2002, respectively. The increase in rent beginning in 2003 was due to the rental payments required due to the sale leaseback transaction of seven of True Value's distribution centers.

  Sale Leaseback Transaction

     On December 31, 2002, True Value sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. True Value concurrently agreed to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as on-going operating leases in True Value's financial statements. The resulting gain on sale of $55,564 was recorded as deferred gain in the Consolidated Balance Sheet and is being amortized to income on a straight-line basis over the initial 20 year lease term. True Value has the right to extend each lease for two additional periods of approximately 10 years each. True Value may elect to renew a lease or leases with respect to any one or more of the properties without renewing the lease or leases with respect to all of the properties. True Value has the right to assign the lease without the landlord's prior written consent, but subject to certain conditions described in the leases. Provided that True Value assigns the rent to the landlord, True Value may sublet all or any part of any property without the landlord's consent.

                               TRUE VALUE COMPANY

6. COMMITMENTS AND CONTINGENCIES

     True Value is involved in various claims and lawsuits incidental to its business. The following significant matters existed at December 31, 2004:

ACTIVE LEGAL MATTERS:

FLEGLES ACTION

     On February 12, 2003, a former True Value member, Flegles Inc. ("Flegles"), filed suit against True Value in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that True Value is liable to Flegles for the role True Value played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found True Value liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. As True Value believes that the verdict was rendered in error, it pursued post-trial motions before the Circuit Court, including a request that the verdict be set aside or that True Value be awarded a new trial. Such relief was denied by the Circuit Court and True Value is now pursuing its appeal for such relief in the Kentucky Appellate Court. True Value posted with the court a bond in an amount necessary to prevent Flegles from enforcing its judgment during the appeal. True Value intends to continue to vigorously defend this case and does not believe that the ultimate resolution will have a material effect on results from operations or financial position.

CLAIMS AGAINST ERNST & YOUNG LLP

     True Value is pursuing claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. True Value contends that E&Y failed to properly discharge its duties to True Value and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in True Value's internal financial and operational controls. As a result, True Value was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). As a result, True Value reported a net loss of $130,803 for the fiscal year ended December 31, 1999. It is True Value's belief that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. As a result of E&Y's failures, True Value has suffered significant financial damages. The factual allegations that form the basis for True Value's claim against E&Y include, in part, the issues identified in the Securities and Exchange Commission (the "Commission") cease and desist order described below. True Value began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by True Value's engagement letter with E&Y, True Value and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful and again pursuant to the dispute resolution procedures, True Value filed its claim with the American Arbitration Association on July 31, 2002. The arbitration is subject to certain confidentiality requirements. Another effort at non-binding mediation between the parties began in December 2004 and was unsuccessful. Hearings before the arbitration panel occurred in early 2005 and a decision is still pending. A portion of the recoveries under this matter, if any, may be subrogated to the rights of True Value's insurer to the extent that it has made payments to or on behalf of True Value associated with the 1999 loss.

                               TRUE VALUE COMPANY

COMPLETED LEGAL MATTERS:

KENNEDY ACTION

     In June 2000, various former members of True Value filed an action against True Value in the Circuit Court of the 19th Judicial Circuit (McHenry County, Illinois) (the "Kennedy action"). The plaintiffs in the Kennedy action each alleged that, based upon representations made to them by True Value and its predecessors that the Coast to Coast brand name would be maintained, they voted for the merger of ServiStar/Coast to Coast and Cotter & Company. The plaintiffs alleged that after the merger, the Coast to Coast brand name was eliminated and that each plaintiff thereafter terminated or had its membership in True Value terminated. The plaintiffs further claimed that True Value breached its obligations by failing to redeem their stock and by creating loss allocation accounts for the plaintiffs. The plaintiffs each asserted claims for fraud/misrepresentation, negligent misrepresentation, claims under the state securities laws applicable to each plaintiff, claims under the state franchise/dealership laws applicable to each plaintiff, breach of fiduciary duty, unjust enrichment, estoppel and recoupment. Similar claims were filed against True Value as counterclaims to various complaints filed by True Value in McHenry County to recover accounts receivable balances from other former members. Those claims were consolidated with the Kennedy action. In March 2001, the Kennedy complaint was amended to add additional plaintiffs. Also in March 2001, another action was filed against True Value on behalf of additional former members, in the same court, by the same law firm (the "A-Z action"). The complaint in the A-Z action alleged substantially similar claims as those in the Kennedy action, with the principal difference being that the claims related to the elimination of the ServiStar brand name. The Kennedy and A-Z actions were consolidated for purposes of discovery. In July 2002, the plaintiffs in these consolidated actions amended their complaints to name as defendants two former officers of True Value. In December 2004, True Value entered into a settlement on confidential terms with the plaintiffs under the Kennedy and A-Z actions, which settled all claims under these actions and pursuant to which the Kennedy and A-Z actions were dismissed.

     A significant portion of the liability incurred by True Value under the aforementioned confidential settlement was paid by an insurance company under True Value's applicable insurance policy. The remaining amount payable by True Value under the settlement did not materially affect its consolidated financial position or results of operations.

TRUE VALUE ORDER

     On March 4, 2003, the Commission entered an Order Instituting Cease-and-Desist Proceedings, Making Findings and Imposing Cease-and-Desist Order Pursuant to Section 21C of the Securities and Exchange Act of 1934 as to True Value Company, SEC File No. 3-11050 (the "Order"). True Value consented to the entry of the Order without admitting or denying the findings in the Order.

     The Commission entered the Order following an investigation by the staff of the Commission of the circumstances that led to significant financial adjustments resulting in the 1999 loss of $130,803. The Order found that, from approximately July 1997 through the end of 1999, True Value's accounting systems and internal controls related to inventory management were inadequate. The Order also found that these deficiencies caused True Value to understate expenses, which resulted in overstatement of net income, during 1998 and 1999. According to the Order, True Value filed erroneous reports on Form 10-Q for the first, second and third quarters of 1998 and 1999 and an erroneous report on Form 10-K for 1998. In 1999, True Value reported a loss, caused by weaknesses in the accounting practices and internal controls at True Value, of approximately $130,803.

     Pursuant to the Order, True Value has agreed to continue to maintain the procedures that it has adopted since the Spring of 2000 and otherwise to comply with the accounting, record keeping and internal control provisions of the Securities and Exchange Act of 1934 (the "Exchange Act"). In addition, True Value will

                               TRUE VALUE COMPANY
continue to employ as a member of its management team, during the fiscal years ending 2002, 2003 and 2004, a Director of Internal Audit who will be responsible for executing True Value's internal audit plan and will continue to engage a public accounting firm to assist the Director of Internal Audit in performing internal audit procedures.

     Also pursuant to the Order, within 90 days after the close of each fiscal year ending 2002, 2003 and 2004, the Director of Internal Audit prepared and delivered to True Value's board audit committee, with copies to the Commission, True Value's auditors and the public accounting firm assisting the Director of Internal Audit, a report describing the scope of the audit plan during the preceding year, confirmation that the audit plan was carried out, an overview of significant control weaknesses identified that require improvement and a review of the steps taken to improve the system of internal controls. The report for year end 2004 was filed with the Commission on March 3, 2005. True Value believes it has no further reporting obligations under the Order.

7. INCOME TAXES

     Income tax expense consisted of the following for the years ended December 31:

                                                              2004   2003   2002
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Current:
  Federal...................................................  $ --   $ --   $ --
  State.....................................................   177    333    259
  Foreign...................................................    --     --     --
                                                              ----   ----   ----
     Total current..........................................   177    333    259
                                                              ----   ----   ----
Deferred:
  Federal...................................................  $ --   $ --   $ --
  State.....................................................    --     --     --
  Foreign...................................................    --     --     --
                                                              ----   ----   ----
     Total deferred.........................................    --     --     --
                                                              ----   ----   ----
                                                              $177   $333   $259
                                                              ====   ====   ====

     True Value operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividends based on margins from business done with or on behalf of members and for the redemption of nonqualified notices of allocation. The reconciliation of income tax expense to income tax computed at the U.S. federal statutory tax rate of 35% was as follows for the years ended December 31:

                                                           2004      2003      2002
                                                         --------   -------   -------
                                                               ($ IN THOUSANDS)
Tax at U.S. statutory rate.............................  $ 15,187   $ 7,544   $ 7,494
Effects of:
  Patronage dividend...................................   (14,743)   (6,656)   (7,189)
  State income taxes, net of federal benefit...........       115       216       168
  Increase/(decrease) in valuation allowance...........      (691)   (1,090)     (353)
  Other, net...........................................       309       319       139
                                                         --------   -------   -------
                                                         $    177   $   333   $   259
                                                         ========   =======   =======

                               TRUE VALUE COMPANY

     Deferred income taxes reflect the net tax effects to True Value of its net operating loss carryforwards, which expire in years through 2023, alternative minimum tax credit carryforwards, which do not expire, nonqualified notices of allocations, which are deductible when redeemed and do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effect of the net operating loss carryforward was reduced in 2004 by $4,141. This reduction is attributable to the net effect of a $5,793 decrease attributable to amounts to be charged against members' loss allocation accounts partially offset by a $1,652 increase primarily in other deferred tax assets and liabilities.

     True Value has recorded a valuation allowance for the full amount of deferred tax assets net of deferred tax liabilities because True Value has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized. Deferred tax assets will only be realized to the extent future earnings are taxable to True Value and not allocated to members as tax-deductible patronage dividends.

     The significant components of True Value's deferred tax assets and liabilities were as follows for the years ended December 31:

                                                                2004       2003
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 23,849   $ 27,990
  AMT credit carryforward...................................       784        784
  Nonqualified notices of allocation........................     9,502     13,548
  Bad debt provision........................................     1,534      3,358
  Vacation pay..............................................     3,014      3,024
  Deferred gain.............................................    20,003     21,114
  Severance and restructuring costs.........................     2,015        150
  Rent expense..............................................     2,916      2,984
  Inventory capitalization..................................     1,245         --
  Other.....................................................     6,077     10,462
                                                              --------   --------
Total deferred tax assets...................................    70,939     83,414
Valuation allowance for deferred tax assets.................   (65,534)   (72,116)
                                                              --------   --------
Net deferred tax assets.....................................     5,405     11,298
                                                              --------   --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........     2,280      4,393
  Inventory capitalization..................................        --      2,195
  Contributions to fund retirement plans....................     1,994      3,579
  Other.....................................................     1,131      1,131
                                                              --------   --------
Total deferred tax liabilities..............................     5,405     11,298
                                                              --------   --------
Net deferred taxes..........................................  $     --   $     --
                                                              ========   ========

                               TRUE VALUE COMPANY

8. SUPPLEMENTAL CASH FLOW INFORMATION

     True Value may set off its obligation to make payments to members for redeemable stock, notes, interest or declared and unpaid dividends against any obligation owed by the member to True Value. The annual patronage dividend is satisfied through cash payments and issuance of Promissory (subordinated) notes and Redeemable Class B non-voting common stock; for members with loss allocation accounts, the Class B non-voting common stock is offset to satisfy members' remaining allocation of the 1999 loss. Non-cash operating and financing activities relating to the issuance of patronage dividends were as follows for the years ended December 31:

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Distribution of annual patronage dividend:
  Patronage dividend payable in cash....................  $12,669   $ 8,983   $ 6,121
  Issuance of Promissory (subordinated) notes...........    1,493        --        --
  Issuance of Redeemable Class B non-voting common
     stock..............................................   12,175     2,315     2,497
  Reduction of Loss allocation accounts.................   15,038     6,971    11,923
                                                          -------   -------   -------
     Total..............................................  $41,375   $18,269   $20,541
                                                          =======   =======   =======

     True Value exercised its set off rights in 2004, 2003 and 2002 when patronage dividends were declared for members with loss allocation accounts. In addition, True Value reduced the Patronage dividend payable in cash of $8,983 and $6,121 in 2003 and 2002, respectively, to $8,452 and $5,791 when they were paid in 2004 and 2003, respectively. The amounts not paid were used to set off past due accounts receivable of $531 and $330 in 2004 and 2003, respectively.

     True Value also had non-cash operating and financing activities related to the redemption of stock due to the lifting of the moratorium. In 2003, True Value reclassed amounts presented for redemption, but deferred due to the moratorium, into Liabilities. True Value reclassed $18,841 of Redeemable Class A voting common stock and $59,579 of Redeemable Class B non-voting common stock, offset by: $27,941 of Loss allocation, $9,933 of Accumulated deficit (related to the 2001 loss) and $6,821 of Accounts receivable to Deferred stock redemptions. In 2004, True Value began redeeming these shares and related offset amounts, and also began redeeming shares that were presented for redemption during 2004. The components of the stock redemptions and payments in 2004 were as follows:

                                                                     2004
                                                               ----------------
                                                               ($ IN THOUSANDS)
Redemption of Shares:
  Redeemable Class A voting common stock....................       $ 18,185
  Redeemable qualified Class B non-voting common stock......         47,728
  Redeemable nonqualified Class B non-voting common stock...         10,679
Amounts offset:
  Loss allocation account amounts...........................        (25,041)
  Accumulated deficit amounts (related to the 2001 loss)....        (10,745)
  Accounts receivable.......................................         (6,676)
                                                                   --------
Net amount redeemed.........................................         34,130
Amount redeemed in Cash.....................................          7,779
                                                                   --------
Amount issued in installment notes..........................       $ 26,351
                                                                   ========

                               TRUE VALUE COMPANY

     As of December 31, 2004, True Value classified $4,886 in Liabilities for stock redemption requests that had not fully completed the redemption procedures. True Value reclassed $2,729 of Redeemable Class A voting common stock, $6,270 of Redeemable qualified Class B non-voting common stock and $1,433 of Redeemable nonqualified Class B non-voting common stock, offset by: $3,212 of Loss allocation, $1,575 of Accumulated deficit (related to the 2001 loss) and $759 of Accounts receivable. True Value exercised its set off rights in 2004 when obligations to redeem the stock of former members were set off against their related loss allocation, accumulated deficit and accounts receivable balances.

     True Value exercised its set off rights with member accounts receivable and loss allocation accounts when True Value member notes and interest came due in 2004, 2003 and 2002 as follows:

                                                             2004    2003     2002
                                                             -----   -----   -------
                                                                ($ IN THOUSANDS)
Notes and interest amounts satisfied:
  Promissory (subordinated) notes..........................  $ 510   $ 846   $ 4,324
  Installment notes........................................    114      12        34
  Interest.................................................    160     170       245
Offset amounts:
  Loss allocation accounts.................................     (4)   (565)   (2,083)
  Accounts receivable......................................   (780)   (463)   (2,520)
                                                             -----   -----   -------
                                                             $  --   $  --   $    --
                                                             =====   =====   =======

     In 2004, in accordance with the Stipulation of Settlement related to the Derivative Action, upon rescinding the moratorium, True Value reduced the loss allocation accounts of the parties to the Stipulation of Settlement by approximately $5,000 on a pro-rata basis by increasing the Accumulated deficit account.

     In 2004, 2003 and 2002, True Value extended promissory (subordinated) notes, at the option of the member, for a three year period in the amounts of $13,714, $16,479 and $22,538, respectively.

     True Value's non-cash financing and investing activities in 2004 included $1,697 related to the acquisition of new computer equipment by entering into capital leases. No capital lease obligations were incurred in 2003 and 2002.

     Cash paid for interest during 2004, 2003 and 2002 totaled $11,938, $27,496 and $61,989, respectively. Cash paid for income taxes during 2004, 2003 and 2002 totaled $167, $285 and $305, respectively.

                               TRUE VALUE COMPANY

9. BENEFIT PLANS

     The change in the projected benefit obligation and in the plan assets for True Value administered pension plans were as follows for the years ended December 31:

                                                                2004       2003
                                                              --------   --------
                                                               {$ IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 72,664   $ 64,728
  Service cost..............................................     5,660      5,204
  Interest cost.............................................     4,197      3,998
  Benefit payments..........................................      (385)      (436)
  Actuarial losses..........................................     5,400      9,202
  Plan amendments...........................................      (186)        35
  Settlements...............................................    (8,126)   (10,067)
                                                              --------   --------
  Projected benefit obligation at end of year...............    79,224     72,664
                                                              --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of year............    59,133     46,928
  Actual return on assets...................................     6,486     10,664
  Employer contributions....................................     5,464     12,044
  Benefit payments..........................................      (385)      (436)
  Settlements...............................................    (8,126)   (10,067)
                                                              --------   --------
  Fair value of plan assets at end of year..................    62,572     59,133
                                                              --------   --------
Reconciliation of funded status:
  Funded status.............................................   (16,652)   (13,531)
  Unrecognized prior service cost...........................    (3,969)    (3,946)
  Unrecognized actuarial loss...............................    25,607     26,402
                                                              --------   --------
  Prepaid expense...........................................  $  4,986   $  8,925
                                                              ========   ========

     The accumulated benefit obligation for True Value administered pension plans was $62,393 and $53,870 at December 31, 2004 and 2003, respectively.

     One of True Value's pension plans is the supplemental retirement plan ("SRP"), which is an unfunded unqualified defined benefit plan. The SRP had an Accumulated Benefit Obligation of $4,430 and $4,717 as of December 31, 2004 and December 31, 2003, respectively. Since the SRP is an unfunded plan, there were no plan assets at December 31, 2004 and December 31, 2003.

     True Value recorded in Other long-term liabilities, for the SRP plan, an additional minimum pension liability of $4,479 and $5,096 as of December 31, 2004 and December 31, 2003, respectively, which represents the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus the previously recognized prepaid asset. The additional liability has been offset by an intangible asset, which is included in Other assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost of $1,903 and $1,979 at December 31, 2004 and December 31, 2003 is recorded as a reduction of Members' equity in Accumulated other comprehensive loss.

     True Value has a prepaid pension expense for both plans of $4,986 and $8,925 at December 31, 2004 and 2003, respectively. The prepaid pension expense at December 31, 2004 and December 31, 2003 is classified in "Prepaid expenses."

                               TRUE VALUE COMPANY

     The components of net periodic pension cost for True Value administered pension plans were as follows for the years ended December 31:

                                                           2004      2003      2002
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Components of net periodic pension cost:
  Service cost..........................................  $ 5,660   $ 5,204   $ 5,387
  Interest cost.........................................    4,197     3,998     3,994
  Expected return on assets.............................   (4,470)   (4,344)   (4,618)
  Amortization of transition assets.....................       --      (105)     (235)
  Amortization of prior service cost/(benefit)..........     (163)       93        92
  Amortization of actuarial loss........................    1,445       902       182
  Curtailment gain......................................       --        --    (1,641)
  Settlement loss.......................................    2,735     3,753     5,179
                                                          -------   -------   -------
     Net pension cost...................................  $ 9,404   $ 9,501   $ 8,340
                                                          =======   =======   =======

PLAN ASSETS

     Plan assets consist primarily of publicly traded common stocks and corporate debt instruments and the split by asset category is as follows:

ASSET CATEGORY                                                2004    2003
--------------                                                -----   -----
Domestic Equities...........................................   65.2%   64.8%
Foreign Equities............................................    9.6     9.1
Fixed Income................................................   22.8    22.4
Real Estate.................................................    0.0     0.0
Cash........................................................    2.4     3.7
Other.......................................................    0.0     0.0
                                                              -----   -----
  Total.....................................................  100.0%  100.0%
                                                              =====   =====

     The target asset allocation of the plan assets is:

TARGET ASSET CATEGORY
---------------------
Domestic Equities...........................................   65.0%
Foreign Equities............................................   10.0
Fixed Income................................................   25.0
Real Estate.................................................    0.0
Cash........................................................    0.0
Other.......................................................    0.0
                                                              -----
  Total.....................................................  100.0%
                                                              =====

CONTRIBUTIONS

     True Value expects to contribute $7,000 to its qualified pension plan and $772 to its SRP plan in 2005. True Value's policy is to fund its qualified pension plan to maintain assets equal to at least 90% of current liability in order to maintain its exemption from the Pension Benefit Guarantee Corporation variable premium.

                               TRUE VALUE COMPANY

     True Value also participates in union-sponsored defined contribution plans. Costs related to these plans were $90, $59 and $60 for 2004, 2003 and 2002, respectively.

ESTIMATED FUTURE BENEFIT PAYMENTS

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                                  PENSION
                                                                  BENEFITS
                                                              ----------------
                                                              ($ IN THOUSANDS)
2005........................................................      $ 4,796
2006........................................................        4,624
2007........................................................        6,204
2008........................................................        6,549
2009........................................................        7,400
2010-2014...................................................       45,244

     The assumptions used to determine True Value's pension obligations for all plans were as follows for the years ended December 31:

                                                              2004   2003
                                                              ----   ----
Weighted average assumptions:
  Discount rate.............................................  5.50%  6.00%
  Expected return on assets.................................  8.00%  8.00%
  Rate of compensation increase.............................  3.50%  3.50%

     The basis used to determine the assumption of overall expected return on assets was an analysis of the historical real (net of inflation) returns beginning in 1926 for a portfolio consisting of 60% of large-cap US equities, 20% corporate bonds, 16% US government bonds, and 4% cash, a combination intended to approximate True Value's pension asset mix. Using the historical returns over 30-year periods, True Value calculated the average returns for this portfolio over 30-year periods. The calculated 25th and 75th percentile were 4.6% and 6.4%, respectively. With the inflation assumption (3.0%) and the adjustment for expected fees paid from the pension trust (1.0%), the 25th and 75th percentile nominal yields are 6.6% and 8.4%. The True Value Company Defined Benefit Pension Plan assumes a rate of return of 8.0%.

     True Value also contributes to the True Value Company Employee Savings and Compensation Deferral Plan (the "401k Plan") in accordance with IRS regulations. Under the 401k Plan, each participant may elect to contribute an amount up to 50% of the participant's annual compensation, not to exceed $13, $12 and $11 per year for 2004, 2003 and 2002, respectively. Also, plan participants who are 50 years of age or older may elect to make additional catch-up contributions not to exceed $3, $2 and $1 for 2004, 2003 and 2002, respectively. The total participants' deferred compensation including True Value's contributions to the participants' balances may not exceed $41 in 2004 and $40 in both 2003 and 2002. Effective in 2002, the 401k Plan included a guaranteed match of one-third of a participant's contribution up to a total of 2% of the participant's annual compensation. Based on True Value achieving certain financial goals, a match of greater than one-third of a participant's contribution can be earned. A match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned for 2002 and 2003 and funded by March 2003 and 2004, respectively. For 2004, a match equaling one-third of a participant's contribution, up to a total of 2% of the participant's annual compensation, was earned and will be funded by March 2005. True Value recognized costs of $1,520, $2,928 and $2,445 for 2004, 2003 and 2002, respectively, for the 401k Plan.

                               TRUE VALUE COMPANY

10. SEGMENT INFORMATION

     True Value is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. True Value identifies segments based on management responsibility and the nature of the business activities of each component of its business. True Value measures segment earnings as operating earnings including an allocation for interest expense and income taxes.

     Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004
                                                -----------------------------------------------
                                                                    PAINT
                                                                MANUFACTURING     CONSOLIDATED
                                                 HARDWARE     AND DISTRIBUTION       TOTALS
                                                -----------   -----------------   -------------
                                                               ($ IN THOUSANDS)
Net sales to external customers...............  $1,915,511        $108,376         $2,023,887
Interest expense..............................      10,746           2,548             13,294
Depreciation and amortization.................      15,097           1,370             16,467
Segment net margin............................      34,064           9,149             43,213
Identifiable segment assets...................     603,151          52,368            655,519
Expenditures for long-lived assets............      10,920             954             11,874

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003
                                                -----------------------------------------------
                                                                    PAINT
                                                                MANUFACTURING     CONSOLIDATED
                                                 HARDWARE     AND DISTRIBUTION       TOTALS
                                                -----------   -----------------   -------------
                                                               ($ IN THOUSANDS)
Net sales to external customers...............  $1,921,448        $102,892         $2,024,340
Interest expense..............................      48,339           9,184             57,523
Depreciation and amortization.................      24,640           1,420             26,060
Segment net margin............................      13,025           8,196             21,221
Identifiable segment assets...................     632,543          48,917            681,460
Expenditures for long-lived assets............       6,367             458              6,825

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                                -----------------------------------------------
                                                                    PAINT
                                                                MANUFACTURING     CONSOLIDATED
                                                 HARDWARE     AND DISTRIBUTION       TOTALS
                                                -----------   -----------------   -------------
                                                               ($ IN THOUSANDS)
Net sales to external customers...............  $2,060,282        $115,169         $2,175,451
Interest expense..............................      57,349           4,546             61,895
Depreciation and amortization.................      33,409           1,442             34,851
Segment net margin............................      11,967           9,186             21,153
Identifiable segment assets...................     652,815          50,556            703,371
Expenditures for long-lived assets............      12,061             777             12,838

     True Value does not have a significant concentration of members in any geographic region of the United States or in any foreign countries.

                               TRUE VALUE COMPANY

     Primary product revenue categories for the last three years are set forth in the following table:

                                                   FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2004          2003          2002
                                                   -----------   -----------   -----------
                                                              ($ IN THOUSANDS)
HARDWARE SEGMENT
Hardware goods...................................  $  495,029    $  485,374    $  521,450
Farm and garden..................................     430,840       429,161       443,062
Electrical and plumbing..........................     350,685       353,332       385,853
Painting and cleaning............................     211,944       209,942       215,860
Appliances and housewares........................     218,489       228,929       247,786
Sporting goods and toys..........................     102,817       107,862       125,555
Other............................................     105,707       106,848       120,716
                                                   ----------    ----------    ----------
     Subtotal Hardware segment...................   1,915,511     1,921,448     2,060,282

PAINT MANUFACTURING SEGMENT
Painting.........................................     108,376       102,892       115,169
                                                   ----------    ----------    ----------
Total net sales to external customers............  $2,023,887    $2,024,340    $2,175,451
                                                   ==========    ==========    ==========

11. ASSET SALES

     In August 2002, True Value sold its Brookings, South Dakota regional distribution center to Rainbow Play Systems Properties of Brookings, LLC. The net proceeds after all closing costs for this sale were $6,286

12. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

     Selected quarterly financial information for each of the four quarters in 2004 and 2003 is as follows:

                                          FIRST      SECOND     THIRD      FOURTH       FULL
                                         QUARTER    QUARTER    QUARTER    QUARTER       YEAR
                                         --------   --------   --------   --------   ----------
                                                            ($ IN THOUSANDS)
2004
  Net revenue..........................  $499,362   $575,345   $474,516   $474,664   $2,023,887
  Gross margin.........................    49,843     61,658     55,956     54,620      222,077
  Net margin before income taxes.......     2,175     16,974     13,421     10,820       43,390
  Net margin...........................     2,124     16,915     13,401     10,773       43,213
2003
  Net revenue..........................  $452,127   $573,162   $478,811   $520,240   $2,024,340
  Gross margin.........................    43,562     67,310     55,705     53,859      220,436
  Net margin/(loss) before income
     taxes.............................    (3,833)    24,759     (9,628)    10,256       21,554
  Net margin/(loss)....................    (3,917)    24,697     (9,770)    10,211       21,221

ITEM 15(a)(2). INDEX TO FINANCIAL STATEMENT SCHEDULE.

                                                              PAGE(S)
                                                              -------
Schedule II -- Valuation and Qualifying Accounts............   F-32

                               TRUE VALUE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   --------
                                                                      ($ IN THOUSANDS)
Allowance for Doubtful Accounts:
  Balance at beginning of year..............................   $ 8,395     $ 8,553     $9,402
  Provision/(benefit) for losses on accounts and notes
     receivable.............................................    (2,498)        927        120
  Write-offs of doubtful accounts(1)........................    (2,062)     (1,085)      (969)
                                                               -------     -------     ------
  Balance at end of year....................................   $ 3,835     $ 8,395     $8,553
                                                               =======     =======     ======

---------------

(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

INVENTORY RESERVES

                                                               FISCAL YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2004       2003        2002
                                                              --------   ---------   ---------
                                                                      ($ IN THOUSANDS)
Reserve for Inventory:
  Balance at beginning of year..............................  $ 6,718    $ 10,434    $ 15,636
  Provision for inventory reserves..........................   12,574       8,603      10,620
  Write-off of inventory....................................   (9,096)    (12,319)    (15,822)
                                                              -------    --------    --------
  Balance at end of year....................................  $10,196    $  6,718    $ 10,434
                                                              =======    ========    ========

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

                                                              FISCAL YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2004       2003       2002
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Valuation Allowance for Deferred Tax Assets:
  Balance at beginning of year..............................  $ 72,116   $ 94,952   $110,537
  Increase in Deferred Tax Assets...........................     7,789     23,514     43,832
  Decrease in Deferred Tax Assets...........................   (14,371)   (46,350)   (59,417)
                                                              --------   --------   --------
  Balance at end of year....................................  $ 65,534   $ 72,116   $ 94,952
                                                              ========   ========   ========

ITEM 15(a)(3). INDEX TO EXHIBITS

    EXHIBITS
    ENCLOSED                            DESCRIPTION
    --------                            -----------
       3-A      Amended and Restated Certificate of Incorporation of True
                Value, effective December 31, 2004.
      10-P      Consulting Agreement between TruServ and Thomas S. Hanemann dated November 2, 2004.
      10-Q      Separation Agreement between TruServ and Pamela Forbes
                Lieberman dated November 24, 2004.
      10-R      True Value Company Supplemental Retirement Plan As Amended
                and Restated Effective January 1, 2005.
      10-S      True Value Company Transition Incentive Plan Effective March
                1, 2005.
      19-A      Notice of True Value's 2005 Annual Stockholders' Meeting and
                Proxy Statement.
      21        Subsidiaries
      31-A      Section 302 Certification (Chief Executive Officer)
      31-B      Section 302 Certification (Chief Financial Officer)
      32-A      Section 906 Certification (Chief Executive Officer and Chief
                Financial Officer)

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between Cotter & Company and ServiStar Coast to Coast
                Corporation ("SCC"). Incorporated by reference -- Exhibit
                2-A to Registration Statement on Form S-4 (No. 333-18397).
       3-B      By-Laws of True Value Company, effective December 31, 2004.
                Incorporated by reference -- Exhibit 3.2 to the Registrant's
                Report on Form 8-K filed on January 5, 2005.
       4-A      Specimen certificate of Class A common stock. Incorporated by reference -- Exhibit 4-C to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                2002.
       4-B      Specimen certificate of Class B common stock. Incorporated by reference -- Exhibit 4-D to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                2002.
       4-C      Promissory (subordinated) note form. Incorporated by
                reference -- Exhibit 4-E to Post-Effective Amendment No. 15 on Form S-1 to Registration Statement on Form S-4 (No.
                333-18397).
       4-D      Installment note form. Incorporated by reference -- Exhibit
                4-F to Post-Effective Amendment No. 15 on Form S-1 to
                Registration Statement on Form S-4 (No. 333-18397).
       4-E      Loan and Security Agreement dated August 29, 2003 for
                $275,000,000 revolving credit facility between TruServ
                Corporation and various financial institutions. Incorporated by reference -- Exhibit 4-B to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 27,
                2003.
       4-F      First Amendment to Loan and Security Agreement between
                TruServ and various financial institutions as Amended and
                Restated Effective March 19, 2004. Incorporated by
                reference -- Exhibit 4-H to Post-Effective Amendment No. 17 on Form S-1 to Registration Statement on Form S-4 (No.
                333-18397).
       4-G      Second Amendment to Loan and Security Agreement between
                TruServ and various financial institutions as Amended and
                Restated Effective October 31, 2004. Incorporated by
                reference -- Exhibit 4-A to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended October 2, 2004.
       4-H      Trust Indenture between Cotter & Company and US Bancorp
                (formerly First Trust of Illinois). Incorporated by
                reference -- Exhibit T3C to Cotter & Company Form T-3 (No.
                22-26210).

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-A      Current Form of "Retail Member Agreement with TruServ"
                between TruServ and its members that offer primarily
                hardware and related items. Incorporated by reference --
                Exhibit 10-A to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended April 3, 2004.
      10-B      Current Form of "Subscription to Shares of TruServ."
                Incorporated by reference -- Exhibit 10-B to Post-Effective
                Amendment No. 5 to Registration Statement on Form S-2 to
                Form S-4 (No. 333-18397).
      10-C      TruServ Corporation Defined Lump Sum Pension Plan as Amended
                and Restated Effective as of January 1, 1998; including
                amendments through December 30, 2002. Incorporated by
                reference -- Exhibit 10-C to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-D      First Amendment of TruServ Corporation Defined Lump Sum
                Pension Plan as Amended and Restated Effective as of January
                1, 1998. Incorporated by reference -- Exhibit 10-K to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
      10-E      Second Amendment of TruServ Corporation Defined Lump Sum
                Pension Plan as Amended and Restated Effective as of January
                1, 1998. Incorporated by reference -- Exhibit 10-L to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
      10-F      TruServ Corporation Savings and Compensation Deferral Plan
                as Amended and Restated Effective January 1, 1998; including amendments through December 2002. Incorporated by
                reference -- Exhibit 10-D to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-G      First Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998. Incorporated by reference -- Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2003.
      10-H      Second Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998. Incorporated by reference -- Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2003.
      10-I      Third Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998. Incorporated by reference -- Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2003.
      10-J      Retail Conversion Funds Agreement dated as of December 9,
                1996 between TruServ and SCC. Incorporated by
                reference -- Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).
      10-K      Lease Agreement by and between Hammer (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference -- Exhibit 10-J to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-L      Lease Agreement by and between Bolt (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference -- Exhibit 10-K to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-M      Lease Agreement by and between Wrench (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference -- Exhibit 10-L to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-N      Current Form of "International Retail Member Agreement with
                TruServ" between TruServ and its members that offer
                primarily hardware and related items. Incorporated by
                reference -- Exhibit 10-B to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended April 3, 2004.
      10-O      Current Form of "Undesignated Retail Member Agreement with
                TruServ" between TruServ and its members that offer
                primarily hardware and related items. Incorporated by
                reference -- Exhibit 10-C to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended April 3, 2004.
      14-A      Code of Ethics. Incorporated by reference -- Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2004 has been sent to security holders. Copies of such Annual Report will subsequently be furnished to the Securities and Exchange Commission.