Form 10-Q
period 2005-04-02
TRUE VALUE CO
filed 2005-05-17
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO___________

     COMMISSION FILE NUMBER 2-20910

                               TRUE VALUE COMPANY
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

                               TRUSERV CORPORATION
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2005.

Class A common stock, $100 Par Value            319,620
Class B common stock, $100 Par Value          1,202,420

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
($ in thousands - except per share information)

                               TRUE VALUE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS

                                                                         April 2,   December 31,
                                                                           2005         2004
                                                                         --------   ------------
CURRENT ASSETS:
     Cash and cash equivalents                                           $  6,265     $  7,222
     Accounts and notes receivable, net of allowance for doubtful
        accounts of $3,620 and $3,835                                     294,400      200,958
     Inventories                                                          306,881      264,235
     Prepaid expenses                                                      12,972       15,070
     Property held for sale, net                                            6,208           --
                                                                         --------     --------
        Total current assets                                              626,726      487,485

Properties, net of accumulated depreciation of $257,957 and $267,932       63,302       70,448
Goodwill                                                                   91,474       91,474
Other assets                                                                6,241        6,112
                                                                         --------     --------
        Total assets                                                     $787,743     $655,519
                                                                         ========     ========

            See Notes to Condensed Consolidated Financial Statements.

                         LIABILITIES AND MEMBERS' EQUITY

                                                                                     April 2,      December 31,
                                                                                       2005           2004
                                                                                     ---------     ------------
CURRENT LIABILITIES:
     Accounts payable                                                                $ 303,329      $ 230,046
     Drafts payable                                                                     34,971         56,209
     Accrued expenses                                                                   73,299         70,405
     Current maturities of long-term debt, notes and capital lease
        obligations                                                                    115,024         31,109
     Patronage dividend payable in cash                                                    680         12,669
                                                                                     ---------      ---------
        Total current liabilities                                                      527,303        400,438
                                                                                     ---------      ---------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
     Long-term debt including notes and capital lease obligations, less
        current maturities                                                             141,922        139,192
     Deferred gain on sale leaseback                                                    46,529         47,230
     Other long-term liabilities                                                        21,746         18,837
     Redeemable non-qualified Class B non-voting common stock,
        $100 par value; 213,942 and 216,261 shares issued and fully paid                21,394         21,626
                                                                                     ---------      ---------
        Total long-term liabilities and deferred credits                               231,591        226,885
                                                                                     ---------      ---------
        Total liabilities and deferred credits                                         758,894        627,323
                                                                                     ---------      ---------

Commitments and contingencies                                                             --             --

MEMBERS' EQUITY:
     Redeemable Class A voting common stock, $100 par value; 750,000 shares authorized; 293,820 and 296,820 shares issued and fully paid;
        26,700 and 22,920 shares issued (net of subscriptions receivable
        of $1,624 and $1,484)                                                           30,428         30,490
     Redeemable qualified Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized;
        995,053 and 1,008,882 shares issued and fully paid                             100,804        102,187
     Loss allocation                                                                   (19,066)       (19,420)
     Deferred patronage                                                                (24,111)       (24,298)
     Accumulated deficit                                                               (57,303)       (58,860)
     Accumulated other comprehensive loss                                               (1,903)        (1,903)
                                                                                     ---------      ---------
        Total members' equity                                                           28,849         28,196
                                                                                     ---------      ---------
        Total liabilities and members' equity                                        $ 787,743      $ 655,519
                                                                                     =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                         For the quarter ended
                                                                         April 2,      April 3,
                                                                           2005          2004
                                                                        ---------     ---------
Net revenue                                                             $ 503,581     $ 499,362
Cost of revenue                                                           451,609       449,519
                                                                        ---------     ---------
Gross margin                                                               51,972        49,843
Operating expenses:
     Logistics and manufacturing expenses                                  16,425        15,742
     Selling, general and adminstrative expenses                           29,333        29,001
     Other (income) / expense, net                                            267          (498)
                                                                        ---------     ---------

Operating income:                                                           5,947         5,598
     Interest expense to members                                            1,335         1,401
     Third-party interest expense                                           1,989         2,022
                                                                        ---------     ---------

Net margin before income taxes                                              2,623         2,175
Income tax expense                                                              8            51
                                                                        ---------     ---------

Net margin                                                              $   2,615     $   2,124
                                                                        =========     =========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                              For the quarter ended
                                                                              April 2,      April 3,
                                                                                2005          2004
                                                                              --------      --------
Operating activities:
     Net margin                                                               $  2,615      $  2,124
     Adjustments to reconcile net margin to net cash and cash
        equivalents used for operating activities:
        Depreciation and amortization                                            3,327         4,595
        Provision / (benefit) for losses on accounts and notes receivable         (226)          352
        (Gain) / loss on sale of assets                                            931            (3)
        Provision for inventory reserves                                         2,770         2,873
        Amortization of deferred gain on sale leaseback                           (700)         (699)
        Net change in working capital components and other assets              (58,757)      (39,194)
                                                                              --------      --------
           Net cash and cash equivalents used for
              operating activities                                             (50,040)      (29,952)
                                                                              --------      --------
Investing activities:
     Additions to properties                                                    (2,669)       (1,704)
     Proceeds from sale of properties                                               13            90
                                                                              --------      --------
        Net cash and cash equivalents used for
           investing activities                                                 (2,656)       (1,614)
                                                                              --------      --------
Financing activities:
     Payment of patronage dividend                                             (11,915)       (8,401)
     Payment of notes, long-term debt and lease obligations                       (276)         (157)
     Decrease in drafts payable                                                (21,238)      (13,152)
     Increase in revolving credit facilities, net                               85,200        50,200
     Proceeds from common stock and stock subscriptions receivable                 424             3
     Purchase of common stock                                                     (456)         --
                                                                              --------      --------
        Net cash and cash equivalents provided by
           financing activities                                                 51,739        28,493
                                                                              --------      --------

Net decrease in cash and cash equivalents                                         (957)       (3,073)
Cash and cash equivalents at beginning of period                                 7,222         9,234
                                                                              --------      --------
Cash and cash equivalents at end of period                                    $  6,265      $  6,161
                                                                              ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ IN THOUSANDS)

NOTE 1 - GENERAL

     The condensed consolidated balance sheet at April 2, 2005, the condensed consolidated statement of operations for the quarters ended April 2, 2005 and April 3, 2004, and the condensed consolidated statement of cash flows for the quarters ended April 2, 2005 and April 3, 2004 are unaudited and, in the opinion of the management of True Value, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 included in True Value's 2004 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

     Participation in the earnings or losses of a cooperative is based on member patronage purchases and reflected by the payment of patronage dividends. If financial and operating conditions permit, patronage dividends are declared and paid by True Value after the close of each fiscal year. True Value's By-Laws and Internal Revenue Service regulations require that the payment of at least 20% of patronage dividends be in cash. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the Accumulated deficit account. The estimated cash portion of the patronage dividend for the quarter ended April 2, 2005 was $644. The cash portion of the patronage dividend was 30% of the quarter's estimated patronage dividend of $2,146, which was patronage income less the 5% retained as a reasonable reserve. The estimated cash portion of the patronage dividend for the corresponding period for 2004 was $603, which was 30% of the quarter's estimated patronage dividend. Consistent with the prior year, to the extent True Value declares a patronage dividend for 2005, it intends to issue in 2006 the non-cash portion of the dividend in the form of Redeemable qualified Class B common stock and Promissory (subordinated) notes. For those members who have Loss allocation accounts, the value of the Redeemable qualified Class B common stock will be offset against those accounts. The non-cash portion of the estimated patronage dividend remained in the Accumulated deficit account. To the extent True Value declares a patronage dividend, it is allowed a deduction in that amount to determine taxable income. Based on the estimated patronage dividend, the U.S. federal effective income tax rate for 2005 is 0%.

NOTE 4 - INVENTORIES

                                                      April 2,     December 31,
                                                        2005           2004
                                                     ---------     ------------
Manufacturing inventories:
      Raw materials                                  $   2,568      $   1,666
      Work-in-process and finished goods                27,573         22,492
      Manufacturing inventory reserves                  (1,529)        (1,112)
                                                     ---------      ---------
                                                        28,612         23,046
                                                     ---------      ---------
Merchandise inventories:
      Warehouse inventory                              286,884        250,273
      Merchandise inventory reserves                    (8,615)        (9,084)
                                                     ---------      ---------
                                                       278,269        241,189
                                                     ---------      ---------
              Total                                  $ 306,881      $ 264,235
                                                     =========      =========

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at April 2, 2005 and December 31, 2004 was $20,550 and $17,373, respectively.

NOTE 5 - DEBT

     On August 29, 2003, True Value entered into a four-year $275,000 Bank Facility (the "Bank Facility"). Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability at April 2, 2005 was $53,296.

     The interest rate charged for Bank Facility borrowings is variable at either the London Interbank Offering Rate ("LIBOR") or prime plus, in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. Beginning with the first measurement period in 2004, True Value performed at a level that resulted in a 0.25% reduction in pricing. As of April 2, 2005 and April 3, 2004, this interest rate was 4.93% and 3.42%, respectively. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 2.0% as of April 2, 2005 and April 3, 2004, respectively. Fees paid for acquiring the Bank Facility totaled $3,752 and these fees are being amortized by True Value over the four-year term.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1.1 to 1. As of April 2, 2005, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value was therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

     At April 2, 2005, True Value had Current maturities of long-term debt, notes and capital lease obligations of $115,024. Only $31,524 of this amount has required payments during the next 12 months and the remaining $83,500 is the current portion of the Bank Facility, which reflects the seasonality of True Value's business as explained below. The required payments consist of $5,592 of subordinated installment notes, $23,330 of subordinated promissory notes, $1,663 of accrued stock redemption liability and $939 of capital leases. Historically, a minimum of 50% of the subordinated promissory notes have been renewed, extending the maturity for an additional three years. In 2004, this renewal rate was approximately 70%. The current and long-term portions of the Bank Facility do not have any required payments until 2007. At April 2, 2005, True Value had $173,500 in revolving credit loans, of which $83,500 is included in Current maturities of long-term debt, notes and capital lease obligations, and $90,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on management's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the estimated lowest level of borrowings during the next 12 months.

NOTE 6 - PROPERTY HELD FOR SALE

     In the first quarter of 2005, True Value recorded an impairment charge of $942 to write down its East Butler, Pennsylvania facility to fair value. This facility was classified as held for sale as of April 2, 2005 and was included in True Value's Hardware segment as presented below in Note 7 - Segment Information. The $942 impairment charge was included in Other (income) / expense, net in the Condensed Consolidated Statement of Operations and was determined based on a signed non-binding letter of intent for the sale of this facility. The value of this facility included in Property held for sale, net in the Condensed Consolidated Balance Sheet was comprised of the following:


                                             April 2,
                                               2005
                                             -------
Land and land improvements                   $ 1,420
Building and building improvements            17,735
                                             -------
Total                                         19,155
Accumulated depreciation                     (12,947)
                                             -------
Property held for sale, net                  $ 6,208
                                             =======

     On April 20, 2005, True Value sold its 640,000 square foot East Butler, Pennsylvania facility to a third party for a purchase price of $6,188. Pursuant to the Purchase and Sale Agreement, True Value leased back approximately 100,000 square feet of warehouse space through the end of 2005 and approximately 15,000 square feet of office space through the end of 2006.

NOTE 7 - SEGMENT INFORMATION

     True Value is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. True Value identifies segments based on management responsibility and the nature of the business activities of each of its components. True Value measures segment earnings as operating earnings, including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:


                                          For the quarter ended April 2, 2005
                                    --------------------------------------------
                                                                    Consolidated
                                      Hardware         Paint           Totals
                                    -----------     -----------     ------------
Net sales to external customers     $   481,361     $    22,220     $   503,581
Interest expense                          2,682             642           3,324
Depreciation and amortization             2,981             346           3,327
Segment net margin                        1,040           1,575           2,615
Identifiable segment assets             731,188          56,555         787,743

                                          For the quarter ended April 3, 2004
                                    ---------------------------------------------
                                                                     Consolidated
                                      Hardware          Paint           Totals
                                    -----------      -----------     ------------
Net sales to external customers     $   476,595      $    22,767     $   499,362
Interest expense                          2,885              538           3,423
Depreciation and amortization             4,251              344           4,595
Segment net margin / (loss)              (1,708)           3,832           2,124
Identifiable segment assets             744,168           59,369         803,537

NOTE 8 - BENEFITS

Pension Plans

     The components of net periodic pension cost for True Value administered pension plans were as follows for the quarter ended April 2, 2005 and April 3, 2004:


                                                   2005         2004
                                                 -------      -------
Components of net periodic pension cost:
      Service cost                               $ 1,500      $ 1,400
      Interest cost                                1,100        1,100
      Expected return on assets                   (1,200)      (1,100)
      Amortization of prior service cost            --            100
      Amortization of actuarial loss                 300          300
      Settlement loss                                600          500
                                                 -------      -------
            Net pension cost                     $ 2,300      $ 2,300
                                                 =======      =======

Contributions

     True Value expects to contribute approximately $7,700 to its qualified pension plan and $325 to its supplemental retirement plan in 2005. As of April 2, 2005, True Value had not made a contribution to its qualified plan and had contributed $74 to its supplemental retirement plan.

NOTE 9 - PLANT CLOSURE

     In the first quarter of 2005, True Value announced that it will close its Chicago paint manufacturing facility in November 2005 and move its operations to the Cary, Illinois paint manufacturing facility. The decision was made as a result of declining operations at the under-utilized facility in Chicago.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

ACTIVE LEGAL MATTER:

FLEGLES ACTION

     On February 12, 2003, a former True Value member, Flegles Inc. ("Flegles"), filed suit against True Value in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that True Value is liable to Flegles for the role True Value played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found True Value liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. As True Value believes that the verdict was rendered in error, it pursued post-trial motions before the Circuit Court, including a request that the verdict be set aside or that True Value be awarded a new trial. Such relief was denied by the Circuit Court and True Value is now pursuing an appeal for such relief in the Kentucky Appellate Court. True Value posted with the court a bond in an amount necessary to prevent Flegles from enforcing its judgment during the appeal. True Value intends to continue to vigorously defend this case and does not believe that the ultimate resolution will have a material effect of results from operations or financial position.

NOTE 11 - SUBSEQUENT EVENT

     True Value amended its Bank Facility on May 6, 2005 primarily to lower the rates charged on this debt, extend the term of the Bank Facility for one year to August of 2008, and ease limitations on certain expenditures. The interest on the Bank Facility is variable at either LIBOR or prime plus, in either case, an additional amount of interest determined based on a performance-based pricing grid. The performance grid is based upon True Value's fixed charge coverage ratio. This performance-based pricing grid was amended to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Effective in May 2005, True Value will achieve a 0.75% improvement in the rate charged on its bank debt as a result of this amendment. The amendment also eased certain restrictive language, primarily increasing the spending limitations on capital expenditures, leases, and various distributions to members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
($ in thousands)

OVERVIEW

     In the first quarter of 2005, True Value's Net revenue increased $4,219, or 0.8%, compared to the first quarter of last year. The primary reason for this increase was the timing of True Value's Spring Market, which was held in early March 2005 compared to late March 2004, resulting in an increase in direct ship Market orders being delivered during the first quarter. This favorability is expected to reverse in the second quarter of 2005.

     For the year 2005, management expects a net decline in member store count of approximately 2%. In the first quarter of 2005, True Value's member store count declined at an annualized rate of 1.4% as the member store count dropped by 21 to 6,004 from 6,025; terminations of 95 slightly outpaced new store signings of 74. In regards to the level of patronage from True Value members in the first quarter of 2005, approximately one quarter of True Value's member stores accounted for less than 5% of True Value's Net revenue and approximately 80% of the first quarter terminations were members in that quartile.

     True Value continued to implement its line review program, a multi-year process that comprehensively reviews product assortment, vendor pricing and merchandising programs. The line review program generated $226 of recognized savings from the net effect of reduced merchandise acquisition costs, reduced vendor rebate programs and increased transition funds from vendors. True Value also reduced pricing to members on these line review products by $1,061.

     Through April 2, 2005, the line review program has also generated vendor transition funds of $10,937, of which $7,683 remains unrecognized and will benefit future periods; these funds will continue to be used to offset costs of vendor conversions and as a reduction in product acquisition cost over the life of the related vendor agreements.

     True Value achieved a Net margin of $2,615 in the first quarter this year compared to a Net margin of $2,124 for the same period last year. Based on these first quarter results, management expects a modest profit improvement in 2005.

     As spring is the busiest season for True Value's members, it is the busiest season for True Value and requires the highest use of working capital. Since year-end and consistent with prior years' first quarter trends, True Value's Accounts receivable and Inventory balances have risen, as have Accounts payable and bank borrowings. True Value's debt increased to $256,946 from $170,301 at year-end to support this seasonal need and is up 5.6% compared to a debt balance of $243,319 at the end of the first quarter last year. The increase in debt compared to the same period last year was due to True Value lifting its moratorium on stock redemptions in July 2004. Approximately 15% of the debt at quarter-end is related to the 2004 lifting of the moratorium on stock redemptions. Adjusted for this effect, debt related to core operations has declined approximately 10% since the first quarter of last year. Management expects a modest increase in its debt balance at year-end 2005 compared to year-end 2004.

QUARTER ENDED APRIL 2, 2005 COMPARED TO QUARTER ENDED APRIL 3, 2004

RESULTS OF OPERATIONS:

Net Revenue and Gross Margin

     A reconciliation of Net revenue and Gross margin for the quarter ending April 2, 2005 and April 3, 2004 follows:


                                                                                                           GROSS
                                                            NET           % OF NET        GROSS           MARGIN %
                                                          REVENUE          REVENUE       MARGIN          OF REVENUE
                                                         ---------        --------      ---------        ----------
                                                                           ($ IN THOUSANDS)
Quarter ended April 3, 2004 results                      $ 499,362          100.0%      $  49,843           10.0%
                                                         ---------          -----       ---------           ----
       Same store sales:
          Warehouse and relay revenue                          219            0.0%          2,892
          Vendor direct revenue                              7,054            1.4%             89
          Paint revenue                                       (525)          (0.1%)          (973)
                                                         ---------          -----       ---------
             Net same store sales                            6,748            1.3%          2,008
                                                         ---------          -----       ---------
       Change in participating members:
       Terminated members:
          Warehouse and relay revenue                       (6,382)          (1.3%)        (1,039)
          Vendor direct revenue                             (4,004)          (0.8%)           (28)
          Paint revenue                                       (443)          (0.1%)          (183)
                                                         ---------          -----       ---------
             Net terminated members                        (10,829)          (2.2%)        (1,250)
                                                         ---------          -----       ---------
       New members:
          Warehouse and relay revenue                        4,727            1.0%            706
          Vendor direct revenue                              4,173            0.8%             18
          Paint revenue                                        422            0.1%            116
                                                         ---------          -----       ---------
             Net new members                                 9,322            1.9%            840
                                                         ---------          -----       ---------
                 Net change in participating members        (1,507)          (0.3%)          (410)
                                                         ---------          -----       ---------
       Other revenue and cost of revenue                    (1,022)          (0.2%)        (3,773)
       Accounting change (EITF 02-16)                         --              0.0%          4,304
                                                         ---------          -----       ---------
             Total change                                    4,219            0.8%          2,129
                                                         ---------          -----       ---------
Quarter ended April 2, 2005 results                      $ 503,581          100.8%      $  51,972           10.3%
                                                         =========          =====       =========           ====

     Net revenue for the quarter ended April 2, 2005 totaled $503,581, an increase of $4,219, or 0.8%, as compared to the same period last year. The net revenue increase in the same store sales category was partially offset by declines in the participating member store sales and other revenue categories. True Value's same store sales increased $6,748, or 1.3%. The same store sales category was favorably impacted by the timing of True Value's Spring Market. The Spring Market was held in early March 2005 compared to late March 2004, which drove higher direct sales in the first quarter of 2005. Partially offsetting the increase in same store sales was a 2.1% net decline in the number of participating member retail outlets compared to the end of the first quarter last year, resulting in a revenue reduction of $1,507, or 0.3%. The first quarter 2005 net decline in revenue resulting from the change in participating member stores is an improvement relative to the net decline experienced in 2004 of $7,785, or 1.8%. The remaining revenue reduction in the other revenue category of $1,022 was primarily due to the elimination of TrueValue.com internet sales, which was discontinued in August 2004.

     Gross margin for the quarter ended April 2, 2005 increased by $2,129, or 4.3%, over the same period last year. Increases in gross margin were driven by the favorable impact under accounting rule EITF 02-16 of $4,304 as discussed below. True Value also absorbed approximately $1,811 of inflationary merchandise acquisition cost increases in excess of price increases passed on to the membership. Paint margins declined due to lower volume and increased production costs.

The net decline in participating member stores lowered gross margin by $410. This reduction is less than the first quarter of 2004 when gross margin declined $1,212 from net declines in participating member stores.

     Margin from the other revenue and cost of revenue category, which consists mainly of advertising, transportation, freight-in, vendor rebates, cash discounts and other costs incurred to prepare goods for resale, decreased by $3,773. This decrease was predominantly related to a decline in vendor rebates and cash discounts of approximately $2,873 due to changes resulting from the line review program, which also reduced product acquisition cost as discussed above.


     The effect of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), favorably impacted gross margin by $4,304 compared to last year. On January 1, 2003, True Value adopted EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The EITF became effective for arrangements with vendors initiated on or after January 1, 2003. Most of True Value's arrangements with vendors in 2003 were initiated before January 1, 2003 and thus were recorded according to accounting policies in effect prior to adoption of EITF 02-16 and recognized as a current period benefit. However, most arrangements with vendors for 2004 were initiated in the, fourth quarter of 2003, and the application of EITF 02-16 negatively impacted Gross margin in the first quarter of 2004 as these vendor funds were deferred into inventory and recognized when the product was sold.

                                                      2005              2004           $ Expense Increase
                                                     -------           -------         ------------------
Logistics and manufacturing expenses                 $16,425           $15,742                $683

     Logistics and manufacturing expenses increased by $683, or 4.3%, as compared to the same period last year. This increase in expense relates to manufacturing and was primarily due to higher advertising expenses for manufactured paint products.

                                                       2005             2004           $ Expense Increase
                                                     -------           -------         ------------------
Selling, general and administrative expenses         $29,333           $29,001                $332

     Selling, general and administrative ("SG&A") expenses increased by $332, or 1.1%, as compared to the first quarter of 2004. SG&A expenses, although comparable, include higher outside services of $902 primarily related to legal matters.

                                                       2005             2004              $ (Decrease)
                                                     -------           -------            ------------

Other (income) / expense, net                          $267            $(498)                $(765)

     Other (income) / expense, net was an expense of $267 for the first quarter of 2005 compared to $498 of income for the first quarter of 2004. This change was predominantly due to the $942 impairment charge on the East Butler, Pennsylvania facility, which was based on a signed non-binding letter of intent for the sale of this facility. This facility was sold on April 20, 2005 (See
Note 6 to the Financial Statements in Item 1, "Property Held for Sale").

                                                    2005              2004                $ Increase
                                                   -------           -------              ----------
Net margin                                         $2,615            $2,124                  $491

     The first quarter 2005 Net margin of $2,615 increased from a Net margin of $2,124 for the same period a year ago. The primary reason for the increase in 2005 was the impact under accounting rule EITF 02-16, partially offset by the initial effects of the line review program and net impact of inflationary price increases partially absorbed by True Value. In addition, the $942 impairment charge on the East Butler, Pennsylvania facility unfavorably impacted the first quarter 2005 Net margin.

LIQUIDITY AND CAPITAL RESOURCES:

     The information provided below, which should be read in conjunction with the information in True Value's Annual Report on Form 10-K for the year ended December 31, 2004, describes True Value's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of True Value's liquidity.

     True Value used cash for operating activities for the quarter ended April 2, 2005 and April 3, 2004 of $50,040 and $29,952, respectively. True Value's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for True Value and require the highest levels of working capital. The low point for Accounts receivable, Inventory and Accounts payable is at the end of the calendar year. The increase in Accounts receivable from fiscal year-end is partially matched by the increase in Accounts payable. The cash needed to meet the future payments for Accounts payable will be provided by the increase in cash generated from collections on Accounts receivable and from the future sale of inventory. The unfavorable change in cash used for operating activities was primarily in the working capital components and was mainly due to the timing of collections on vendor receivables.

     Inventory as of April 2, 2005 was $306,881, up $42,646 since the beginning of the year. This first quarter increase in inventory compares to an inventory increase of $58,244 in the first quarter of 2004. The higher 2004 increase was due to True Value increasing the 2004 first quarter inventory level in conjunction with programs to improve fill rates and increase imports. Inventory, as compared to the same period last year, was down $28,088 as a result of True Value stabilizing its fill rates and more closely managing overall inventory levels.

     True Value used cash for investing activities of $2,656 for the quarter ended April 2, 2005, as compared to $1,614 for the same period last year. This use of cash is mainly due to additions to properties owned using cash of $2,669, which is up from $1,704 in the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at True Value's distribution centers and at its corporate headquarters.

     True Value generated cash from its financing activities for the quarter ended April 2, 2005 and April 3, 2004 of $51,739 and $28,493, respectively. This cash was generated from increased borrowings from the Bank Facility in the amount of $85,200 and $50,200 in the first quarter of 2005 and 2004, respectively. The cash generated from the increased Bank Facility borrowings in the first quarter of 2005 and 2004 was used to fund True Value's seasonal need for operating activities and its investing activities, as well as for payments of drafts payable and patronage dividends. Under the terms of the Bank Facility, pricing is determined by a performance grid based upon a fixed charge coverage ratio, measured quarterly. Based on this performance pricing grid, True Value achieved .25% of improved variable pricing. Effective May 1, 2004 and through April 2005, True Value's variable interest rate became, at True Value's option, LIBOR plus 2.0% or the prime rate and letters of credit carry fees of 2.0%. The unused commitment fee is 0.375%. As of April 2, 2005, the weighted average interest rate was 4.93%. True Value's availability at April 2, 2005 and April 3, 2004 was $53,296 and $79,033, respectively, reflective of True Value's seasonal borrowings in advance of its spring selling season. The decline in year-over-year availability is due to debt issued by True Value upon lifting the moratorium on stock redemptions in July 2004; approximately $38,000 in debt was issued due to the lifting of the moratorium. True Value's availability at April 30, 2005 and May 1, 2004 was $97,368 and $73,396, respectively.

     In the quarter ended April 2, 2005, True Value had a net decrease in cash and cash equivalents of $957. At April 2, 2005, True Value's working capital was $99,423, as compared to $87,047 at December 31, 2004. The current ratio of 1.19 at April 2, 2005 was essentially unchanged from 1.22 at December 31, 2004.

     True Value believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in 2005. The Bank Facility should provide sufficient liquidity for future needs until it expires in 2008.

CASH REQUIREMENTS:

     Below is the current schedule of the expected cash outflows necessary to meet financial commitments existing as of April 2, 2005 and thereafter:


                                                                    2006 &          2008 &
                                                     2005            2007            2009         Thereafter        Total
                                                   --------        --------        --------       ----------       --------
                                                                                      ($ in thousands)
Bank Facility (1)                                  $   --          $   --          $173,500        $   --          $173,500
Installment (subordinated) notes (2)                  5,592          11,184           5,936            --            22,712
Promissory (subordinated) notes (3)                  23,330          31,555            --              --            54,885
Interest on promissory & installment
    (subordinated) notes                              5,484           4,566             345            --            10,395
Accrued stock redemption liability (2)                1,663             979             978             692           4,312
Capital lease obligations                               939           1,290            --              --             2,229
Operating lease obligations                          23,065          54,226          48,425         218,344         344,060
Purchase obligations (4)                             80,021            --              --              --            80,021
Redeemable non-qualified Class B non-voting
    common stock                                       --              --              --            21,262          21,262
                                                   --------        --------        --------        --------        --------
Total                                              $140,094        $103,800        $229,184        $240,298        $713,376
                                                   ========        ========        ========        ========        ========

(1) Borrowings under the Bank Facility fluctuate with the seasonal needs of the business. There are no required payments until the maturity of the Bank Facility in August 2008. Interest on the Bank Facility is variable at either LIBOR or prime plus, in either case, an additional amount of interest determined based on a performance-based pricing grid.

(2) In accordance with True Value's By-Laws, True Value satisfies stock redemption liability in cash and by issuing subordinated installment notes. As of April 2, 2005, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but who had not completed the redemption procedures. True Value classified this $4,312 of stock redemption liability as $1,663 in Current maturities of long-term debt, notes and capital lease obligations, $1,957 in Long-term debt including notes and capital lease obligations, less current maturities and $692 in Other long-term liabilities representing True Value's redemption obligations to former members that management anticipates may not complete the redemption procedures for over a year.

(3) The amounts shown are scheduled payments; however, historically a minimum of 50% of the promissory (subordinated) notes have been renewed, extending the maturity for an additional three years. In 2004, this renewal rate was approximately 70%.

(4) Purchase obligations represent commitments under open purchase orders, are typically short-term and fluctuate with the seasonality of True Value's business. Also, purchase obligations are part of a cycle where they are continuously converted into inventory and new purchase obligations are created.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ in thousands)

     True Value's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to True Value's variable rate debt, which had approximately $173,500 outstanding at April 2, 2005.

A 50 basis point movement in interest rates would result in an approximate $868 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at April 2, 2005.

     For the most part, True Value manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. As required by the Bank Facility, True Value has purchased interest rate caps that limit its risk on $25,000 of variable rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5%, approximately 0.5% increase over current LIBOR. For accounting purposes, the interest rate caps do not qualify for hedge accounting. The favorable change in fair market value of $167 is reflected in the Condensed Consolidated Statement of Operations. Credit risk pertains primarily to True Value's trade receivables. True Value extends credit to its members as part of its day-to-day operations. True Value's management believes that, as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, True Value's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. True Value performs no speculative hedging activities. True Value does not have any interest in variable interest entities and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 4. CONTROLS AND PROCEDURES.

     True Value's Chief Executive Officer and Chief Financial Officer have evaluated and concluded that as of April 2, 2005, True Value's disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective. There has been no change in True Value's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during True Value's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, True Value's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     True Value is party, from time to time, to various legal proceedings. Current material legal proceedings have been disclosed in True Value's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, and no material developments to such proceedings have occurred in the quarter covered by this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. ($ in thousands)

USE OF PROCEEDS

     True Value uses the proceeds from the offering of the Class A common stock for general working capital, including the purchase of merchandise for resale to its members.

ISSUER PURCHASES OF EQUITY SECURITIES

     The number of shares of True Value's Class A common stock redeemed and the average price paid per share for each month in the quarter ended April 2, 2005 are as follows:

                                                              Average         Total Number      Approximate $
                                        Total Number        Price Paid         of Shares       Value that May
                                          of Shares         per Share          as part of     Yet Be Purchased
                                        Redeemed (1)      before offsets     Announced Plan      under Plan
                                        ------------      --------------     --------------   ----------------
CLASS A COMMON STOCK
January 1 - January 29, 2005                3,660           $    100               --             $   --
January 30 - February 26, 2005              3,120                100               --                 --
February 27 - April 2, 2005                 6,060                100               --                 --
                                         --------                              --------           --------
Total                                      12,840                                  --             $   --
                                         ========                              ========           ========

(1) In accordance with True Value's By-Laws, True Value redeems former members' equity investments in Class A common stock and Redeemable non-qualified Class B common stock in cash at the time of redemption and equity investments of Redeemable qualified Class B common stock are paid with a subordinated installment note. The subordinated installment notes are payable in five equal annual installments and pay interest annually at a fixed rate. The interest rate on subordinated installment notes created during the year is determined annually on the first business day of the year based on the five-year U.S. Treasury bill rate plus 1.0%. For notes issued in 2004, the rate was 4.36% and for notes issued in 2005, the rate is 4.64%. In accordance with True Value's By-Laws, True Value first reduces its aggregate stock redemption obligation payable in both cash or subordinated installment notes by its right to legally offset any amounts the former members may owe True Value, including Accounts and notes receivable, Loss allocation and/or Accumulated deficit.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At True Value's Annual Meeting of Stockholders held on March 6, 2005, the election results were as follows:

     1. Election of directors for a term of one year:

                                 VOTES            VOTES
                                  FOR            WITHHELD
                                -------          --------
Bryan R. Ableidinger            145,020           8,280
Laurence L. Anderson            144,660           8,640
Michael S. Glode                145,440           7,860
Thomas S. Hanemann              144,480           8,820
Judith S. Harrison              144,900           8,400
Kenneth A. Niefeld              145,620           7,680
David Y. Schwartz               144,840           8,460
Gilbert L. Wachsman             144,780           8,520
Brian A. Webb                   145,440           7,860
Charles W. Welch                145,320           7,980

     2. Approval of proxy authorization to vote on other business:

     FOR                AGAINST             ABSTAIN
   -------              -------             -------
   137,220               7,320               8,760

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS.

     Exhibit 4-A Third Amendment to Loan and Security Agreement

     Exhibit 31-A Section 302 Certification (Chief Executive Officer)

     Exhibit 31-B Section 302 Certification (Chief Financial Officer)

     Exhibit 32-A Section 906 Certification (Chief Executive Officer and Chief Financial Officer)


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                                   TRUE VALUE COMPANY


Date: May 16, 2005                                 By: /s/ DAVID A. SHADDUCK
                                                   -----------------------------

                                                   David A. Shadduck
                                                   Senior Vice President and
                                                   Chief Financial Officer