Form 10-Q
period 2005-07-02
TRUE VALUE CO
filed 2005-08-04
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JULY 2, 2005 OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 2005.

Class A common stock, $100 Par Value                           318,960
Class B common stock, $100 Par Value                         1,185,052

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
($ in thousands - except per share information)

                               TRUE VALUE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS

                                                                                       July 2,            December 31,
                                                                                        2005                  2004
                                                                                      ---------           ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                        $   8,772           $      7,222
     Accounts and notes receivable, net of allowance for doubtful
         accounts of $3,212 and $3,835                                                  276,484                200,958
     Inventories                                                                        296,867                264,235
     Prepaid expenses                                                                    12,970                 15,070
                                                                                      ---------           ------------
         Total current assets                                                           595,093                487,485

Properties, net of accumulated depreciation of $253,902 and $267,932                     63,707                 70,448
Goodwill                                                                                 91,474                 91,474
Other assets                                                                             10,122                  6,112
                                                                                      ---------           ------------

         Total assets                                                                 $ 760,396           $    655,519
                                                                                      =========           ============

            See Notes to Condensed Consolidated Financial Statements.

                         LIABILITIES AND MEMBERS' EQUITY

                                                                                       July 2,            December 31,
                                                                                        2005                  2004
                                                                                      ---------           ------------
CURRENT LIABILITIES:
     Accounts payable                                                                 $ 272,795           $    230,046
     Drafts payable                                                                      46,842                 56,209
     Accrued expenses                                                                    74,739                 70,405
     Current maturities of long-term debt, notes and capital lease
         obligations                                                                     85,454                 31,109
     Patronage dividend payable in cash                                                   6,128                 12,669
                                                                                      ---------           ------------
         Total current liabilities                                                      485,958                400,438
                                                                                      ---------           ------------

LONG-TERM LIABILITIES AND DEFERRED CREDITS:
     Long-term debt including notes and capital lease obligations, less
         current maturities                                                             142,536                139,192
     Deferred gain on sale leaseback                                                     45,837                 47,230
     Other long-term liabilities                                                         22,520                 18,837
     Redeemable non-qualified Class B non-voting common stock,
         $100 par value; 211,218 and 216,261 shares issued and fully paid                21,122                 21,626
                                                                                      ---------           ------------
         Total long-term liabilities and deferred credits                               232,015                226,885
                                                                                      ---------           ------------

         Total liabilities and deferred credits                                         717,973                627,323
                                                                                      ---------           ------------

Commitments and contingencies                                                                 -                      -

MEMBERS' EQUITY:
     Redeemable Class A voting common stock, $100 par value;
         750,000 shares authorized; 293,400 and 296,820 shares
         issued and fully paid; 26,940 and 22,920 shares issued (net
         of subscriptions receivable of $1,465 and $1,484)                               30,569                 30,490
     Redeemable qualified Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized;
         981,318 and 1,008,882 shares issued and fully paid                              99,431                102,187
     Loss allocation                                                                    (18,731)               (19,420)
     Deferred patronage                                                                 (23,924)               (24,298)
     Accumulated deficit                                                                (43,019)               (58,860)
     Accumulated other comprehensive loss                                                (1,903)                (1,903)
                                                                                      ---------           ------------
         Total members' equity                                                           42,423                 28,196
                                                                                      ---------           ------------

         Total liabilities and members' equity                                        $ 760,396           $    655,519
                                                                                      =========           ============

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                             For the quarter ended           For the first two quarters ended
                                                            July 2,         July 3,             July 2,             July 3,
                                                             2005            2004                2005                2004
                                                           ---------     -----------          ----------          ----------
Net revenue                                                $ 551,580     $   575,345          $1,055,161          $1,074,707
Cost of revenue                                              487,516         513,687             939,125             963,206
                                                           ---------     -----------          ----------          ----------
Gross margin                                                  64,064          61,658             116,036             111,501
Operating expenses:
     Logistics and manufacturing expenses                     17,750          16,235              34,175              31,977
     Selling, general and adminstrative expenses              23,645          25,788              52,978              54,789
     Other income, net                                          (662)           (565)               (395)             (1,063)
                                                           ---------     -----------          ----------          ----------

Operating income                                              23,331          20,200              29,278              25,798
Interest expense to members                                    1,350           1,350               2,685               2,751
Third-party interest expense                                   2,513           1,876               4,502               3,898
                                                           ---------     -----------          ----------          ----------

Net margin before income taxes                                19,468          16,974              22,091              19,149
Income tax expense                                                23              59                  31                 110
                                                           ---------     -----------          ----------          ----------

Net margin                                                 $  19,445     $    16,915          $   22,060          $   19,039
                                                           =========     ===========          ==========          ==========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                                For the first two quarters ended
                                                                                  July 2,               July 3,
                                                                                   2005                  2004
                                                                                ----------             --------
Operating activities:
     Net margin                                                                 $   22,060             $ 19,039
     Adjustments to reconcile net margin to net cash and cash
         equivalents from operating activities:
         Depreciation and amortization                                               7,078                8,967
         Benefit for losses on accounts and notes receivable                          (269)                (457)
         (Gain) / loss on sale of assets                                               918                  (75)
         Provision for inventory reserves                                            3,571                6,465
         Amortization of deferred gain on sale leaseback                            (1,393)              (1,375)
         Net change in working capital components and other assets                 (64,185)             (14,408)
                                                                                ----------             --------
             Net cash and cash equivalents provided by / (used for)
                 operating activities                                              (32,220)              18,156
                                                                                ----------             --------

Investing activities:
     Additions to properties                                                        (6,711)              (5,935)
     Proceeds from sale of properties                                                6,340                  240
                                                                                ----------             --------
         Net cash and cash equivalents used for
             investing activities                                                     (371)              (5,695)
                                                                                ----------             --------

Financing activities:
     Payment of patronage dividend                                                 (11,930)              (8,437)
     Payment of notes, long-term debt and lease obligations                           (555)                (327)
     Decrease in drafts payable                                                     (9,367)              (4,052)
     Increase / (decrease) in revolving credit facilities, net                      55,800                 (900)
     Proceeds from common stock and stock subscriptions receivable                   1,096                  438
     Purchase of common stock                                                         (903)                   -
                                                                                ----------             --------
         Net cash and cash equivalents provided by / (used for)
             financing activities                                                   34,141              (13,278)
                                                                                ----------             --------

Net increase / (decrease) in cash and cash equivalents                               1,550                 (817)
Cash and cash equivalents at beginning of period                                     7,222                9,234
                                                                                ----------             --------
Cash and cash equivalents at end of period                                      $    8,772             $  8,417
                                                                                ==========             ========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ IN THOUSANDS)

NOTE 1 - GENERAL

      The condensed consolidated balance sheet at July 2, 2005, the condensed consolidated statement of operations for the quarters and the first two quarters ended July 2, 2005 and July 3, 2004, and the condensed consolidated statement of cash flows for the first two quarters ended July 2, 2005 and July 3, 2004 are unaudited and, in the opinion of the management of True Value, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 included in True Value's 2004 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

      Participation in the earnings or losses of a cooperative is based on member patronage purchases and reflected by the payment of patronage dividends. If financial and operating conditions permit, patronage dividends are declared and paid by True Value after the close of each fiscal year. True Value's By-Laws and Internal Revenue Service regulations require that the payment of at least 20% of patronage dividends be in cash. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the Accumulated deficit account. The estimated cash portion of the patronage dividend for the first two quarters ended July 2, 2005 was $6,116 or 30% of the first two quarters' estimated patronage dividend of $20,387, which was patronage income less the 5% retained as a reasonable reserve. The estimated cash portion of the patronage dividend for the corresponding period for 2004 was $5,645, which was 30% of the estimated patronage dividend. Consistent with the prior year, to the extent True Value declares a patronage dividend for 2005, it intends to issue in 2006 the non-cash portion of the dividend in the form of Redeemable qualified Class B common stock and Promissory (subordinated) notes. For those members who have Loss allocation accounts, the value of the Redeemable qualified Class B common stock will be offset against those accounts. The non-cash portion of the estimated 2005 patronage dividend remained in the Accumulated deficit account. To the extent True Value declares a patronage dividend, it is allowed a deduction in that amount to determine taxable income. Based on the estimated patronage dividend, the U.S. federal effective income tax rate for 2005 is 0%.

NOTE 4 - INVENTORIES

                                              July 2,             December 31,
                                               2005                   2004
                                             ---------            ------------
Manufacturing inventories:
     Raw materials                           $   2,829            $      1,666
     Work-in-process and finished goods         26,509                  22,492
     Manufacturing inventory reserves           (1,613)                 (1,112)
                                             ---------            ------------
                                                27,725                  23,046
                                             ---------            ------------

Merchandise inventories:
     Warehouse inventory                       277,410                 250,273
     Merchandise inventory reserves             (8,268)                 (9,084)
                                             ---------            ------------
                                               269,142                 241,189
                                             ---------            ------------

     Total                                   $ 296,867            $    264,235
                                             =========            ============

      Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at July 2, 2005 and December 31, 2004 was $20,102 and $17,373, respectively.

NOTE 5 - DEBT

      On August 29, 2003, True Value entered into a four-year $275,000 revolving credit bank facility (the "Bank Facility"). Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability at July 2, 2005 was $115,300.

      True Value amended its Bank Facility on May 6, 2005 primarily to lower the interest rates charged on this debt, extend the term of the Bank Facility for one year to August of 2008, and ease certain restrictive language, which had the primary effect of increasing the spending limitations on capital expenditures, leases and various distributions to members.

      The interest rate charged for the Bank Facility borrowings is variable at either the London Interbank Offering Rate ("LIBOR") or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. The performance-based pricing grid was amended in May 2005 to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Effective in May 2005, True Value achieved a 0.75% improvement in the pricing charged on its bank debt as a result of this amendment. As of July 2, 2005 and July 3, 2004, this interest rate was 4.92% and 3.45%, respectively. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 1.5% and 2.0% as of July 2, 2005 and July 3, 2004, respectively. Fees paid for acquiring the Bank Facility totaled $3,752 and these fees are being amortized by True Value over the remaining term of the agreement.

      The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1 to 1. This fixed charge coverage ratio increases to 1.1 to 1 beginning with the second half of 2006. As of July 2, 2005, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value was therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

      At July 2, 2005, True Value had Current maturities of long-term debt, notes and capital lease obligations of $85,454. Only $31,354 of this amount has required payments during the next 12 months and the remaining $54,100 is the current portion of the Bank Facility, which reflects the seasonality of True Value's business. The required payments consist of $5,871 of subordinated installment notes, $23,304 of subordinated promissory notes, $1,230 of accrued stock redemption liability and $949 of capital leases. Historically, a minimum of 50% of the subordinated promissory notes have been renewed, extending the maturity for an additional three years. In 2004, this renewal rate was approximately 70%. The current and long-term portions of the Bank Facility do not have any required payments until 2008. At July 2, 2005, True Value had $144,100 in revolving credit loans, of which $54,100 is included in Current maturities of long-term debt, notes and capital lease obligations, and $90,000 is included in Long-term debt, notes and capital lease obligations, less current maturities. Based on management's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the estimated lowest level of borrowings during the next 12 months.

NOTE 6 - ASSET SALE

      On April 20, 2005, True Value sold its 640,000 square foot East Butler, Pennsylvania facility to a third party for a purchase price of $6,188. In the first quarter of 2005, True Value recorded an impairment charge of $942 to write down to fair value this facility that was classified as held for sale. Pursuant to the Purchase and Sale Agreement, True Value leased back approximately 100,000 square feet of warehouse space through the end of 2005 and approximately 15,000 square feet of office space through the end of 2006 under an operating lease.

NOTE 7 - SEGMENT INFORMATION

      True Value is principally engaged as a wholesaler of hardware and related products and is a manufacturer of paint products. True Value identifies segments based on management responsibility and the nature of the business activities of each of its components. True Value measures segment net margin as operating earnings, including an allocation for interest expense and income taxes. Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                    For the quarter ended July 2, 2005
                                                    -----------------------------------
                                                                           Consolidated
                                                     Hardware      Paint      Totals
                                                    -----------------------------------
Net sales to external customers                     $ 520,257    $ 31,323  $    551,580
Interest expense                                        3,125         738         3,863
Depreciation and amortization                           2,922         829         3,751
Segment net margin                                     18,734         711        19,445

                                                    For the quarter ended July 3, 2004
                                                    -----------------------------------
                                                                           Consolidated
                                                     Hardware      Paint      Totals
                                                    -----------------------------------
Net sales to external customers                     $ 542,617    $ 32,728  $    575,345
Interest expense                                        2,673         553         3,226
Depreciation and amortization                           4,027         344         4,371
Segment net margin                                     13,875       3,040        16,915

                                                For the first two quarters ended July 2, 2005
                                                ---------------------------------------------
                                                                              Consolidated
                                                  Hardware         Paint         Totals
                                                ---------------------------------------------
Net sales to external customers                 $   1,001,618    $ 53,543  $        1,055,161
Interest expense                                        5,807       1,380               7,187
Depreciation and amortization                           5,903       1,175               7,078
Segment net margin                                     19,774       2,286              22,060
Identifiable segment assets                           704,460      55,936             760,396

                                                For the first two quarters ended July 3, 2004
                                                ---------------------------------------------
                                                                              Consolidated
                                                  Hardware         Paint         Totals
                                                ---------------------------------------------
Net sales to external customers                 $   1,019,212    $ 55,495  $        1,074,707
Interest expense                                        5,558       1,091               6,649
Depreciation and amortization                           8,279         688               8,967
Segment net margin                                     12,167       6,872              19,039
Identifiable segment assets                           672,093      59,494             731,587

NOTE 8 - BENEFITS

Pension Plans

      The components of net periodic pension cost for True Value administered pension plans were as follows for the quarters and the first two quarters ended July 2, 2005 and July 3, 2004:

                                             For the quarter ended     For the first two quarters ended
                                              July 2,     July 3,        July 2,              July 3,
                                               2005         2004          2005                 2004
                                              -------     -------        -------              -------
Components of net periodic pension cost:
     Service cost                             $ 1,500     $ 1,500        $ 3,000              $ 2,900
     Interest cost                              1,200       1,000          2,300                2,100
     Expected return on assets                 (1,200)     (1,100)        (2,400)              (2,200)
     Amortization of prior service cost             -        (200)             -                 (100)
     Amortization of actuarial loss               300         400            600                  700
     Settlement loss                              700       1,200          1,300                1,700
                                              -------     -------        -------              -------
               Net pension cost               $ 2,500     $ 2,800        $ 4,800              $ 5,100
                                              =======     =======        =======              =======

Contributions

      True Value expects to contribute approximately $7,300 to its qualified pension plan and $300 to its supplemental retirement plan in 2005. As of July 2, 2005, True Value had contributed $1,850 to its qualified pension plan and $148 to its supplemental retirement plan.

NOTE 9 - PLANT CLOSURE

      In the first quarter of 2005, True Value announced that it will close its Chicago paint manufacturing facility ("Blackhawk") and move its operations to the Cary, Illinois paint manufacturing facility. The move of the operations is expected to occur in December 2005. The decision was made as a result of declining operations at the under-utilized facility in Chicago.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

ACTIVE LEGAL MATTER:

FLEGLES ACTION

      On February 12, 2003, a former True Value member, Flegles Inc. ("Flegles"), filed suit against True Value in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that True Value is liable to Flegles for the role True Value played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found True Value liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. As True Value believes that the verdict was rendered in error, it pursued post-trial motions before the Circuit Court, including a request that the verdict be set aside or that True Value be awarded a new trial. Such relief was denied by the Circuit Court and True Value is now pursuing an appeal for such relief in the Kentucky Appellate Court. True Value posted with the court a bond in an amount necessary to prevent Flegles from enforcing its judgment during the appeal. True Value intends to continue to vigorously defend this case.

NOTE 11 - SUBSEQUENT EVENT

      On July 28, 2005, an arbitration panel denied True Value's claims against Ernst & Young LLP ("E&Y") in their entirety. The decision of the arbitration panel also requires True Value to reimburse E&Y for its attorneys' fees and expenses related to this matter, which have yet to be ascertained. True Value believes that such amount may be material to its financial statements and results of operations. As True Value previously disclosed, the arbitration is subject to confidentiality requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
($ in thousands)

OVERVIEW

      In the second quarter of 2005, True Value's Net revenue decreased by $23,765, or 4.1%, compared to the second quarter of 2004, while Net revenue for the first two quarters of this year decreased by $19,546, or 1.8%, compared to the first two quarters of last year. The primary reasons for the quarter decrease in revenue were the timing of the Spring Market, the timing of a national multimedia advertising event and the late arrival of spring weather across much of the country, which effectively shortened the selling season. A national multimedia advertising event that was held in April 2004 was not repeated in April 2005, reducing the related circular and product sales for the second quarter of 2005. The elimination of this event allows for an additional event to be held in October 2005. The timing of the Spring Market, which was held in early March 2005 compared to late March 2004, resulted in an increase in direct ship Market orders being delivered and revenue recognized during the first quarter of 2005 versus the second quarter of 2004. On a year-to-date basis, the decrease in revenue was primarily impacted by an unfavorable change in the number of participating members.

      In the second quarter of 2005, True Value's member store count declined by 78 to 5,926 from 6,004; terminations of 133 outpaced new store signings of 55. In the first two quarters of 2005, the member store count dropped by 99 to 5,926 from 6,025, as terminations of 228 outpaced new store signings of 129. In regards to the level of patronage from True Value members in the first two quarters of 2005, approximately one quarter of True Value's member stores accounted for less than 5% of True Value's Net revenue and approximately 77% of the terminations were members in that quartile.

      True Value continued to perform and launch vendor line reviews. Line reviews in the second quarter and the first two quarters of 2005 generated approximately $2,300 and $1,500, respectively, of recognized savings from the net effects of reduced merchandise acquisition costs, reduced vendor rebate programs, increased amortization of transition funds from vendors and reduced pricing to members on these line review products.

      True Value achieved a Net margin of $19,445 in the second quarter this year compared to a Net margin of $16,915 for the same period last year, bringing the Net margin in the first two quarters of 2005 to $22,060 compared to a Net margin of $19,039 in 2004.

      Since year-end 2004 and consistent with prior years' first half trends, True Value's Accounts receivable and Inventory balances have seasonally risen, as have Accounts payable and bank borrowings. True Value's debt increased to $227,990 from $170,301 at year-end to support the seasonal needs of the business and is slightly lower compared to a debt balance of $230,570 at the end of the second quarter last year. True Value decreased its year-over-year debt despite lifting its moratorium on stock redemptions in July 2004 that resulted in the creation of additional debt. Approximately 17% of the debt at quarter-end is related to the 2004 lifting of the moratorium on stock redemptions. Management expects a modest increase in its debt balance at year-end 2005 compared to year-end 2004.

QUARTER ENDED JULY 2, 2005 COMPARED TO QUARTER ENDED JULY 3, 2004

RESULTS OF OPERATIONS:

Net Revenue and Gross Margin

      A reconciliation of Net revenue and Gross margin for the quarters ended July 2, 2005 and July 3, 2004 follows:

                                                                                                                  GROSS
                                                               NET            % OF NET           GROSS           MARGIN %
                                                             REVENUE           REVENUE           MARGIN         OF REVENUE
                                                            ---------         --------          --------        ----------
                                                                                 ($ IN THOUSANDS)
Quarter ended July 3, 2004 results                          $ 575,345            100.0%         $ 61,658              10.7%
                                                            ---------            -----          --------              ----

     Same store sales:
         Warehouse and relay revenue                            2,069              0.3%            7,246
         Vendor direct revenue                                (14,456)            (2.5%)            (236)
         Paint revenue                                         (1,200)            (0.2%)          (1,382)
                                                            ---------            -----          --------
             Net same store sales                             (13,587)            (2.4%)           5,628
                                                            ---------            -----          --------

     Change in participating members:
     Terminated members:
         Warehouse and relay revenue                           (9,710)            (1.7%)          (1,579)
         Vendor direct revenue                                 (4,505)            (0.8%)             (30)
         Paint revenue                                           (814)            (0.1%)            (310)
                                                            ---------            -----          --------
             Net terminated members                           (15,029)            (2.6%)          (1,919)
                                                            ---------            -----          --------

     New members:
         Warehouse and relay revenue                            4,840              0.9%              875
         Vendor direct revenue                                  4,057              0.7%               25
         Paint revenue                                            609              0.1%              160
                                                            ---------            -----          --------
             Net new members                                    9,506              1.7%            1,060
                                                            ---------            -----          --------

                 Net change in participating members           (5,523)            (0.9%)            (859)
                                                            ---------            -----          --------

     Other revenue and cost of revenue                         (4,655)            (0.8%)          (2,363)
                                                            ---------            -----          --------

             Total change                                     (23,765)            (4.1%)           2,406
                                                            ---------            -----          --------

Quarter ended July 2, 2005 results                          $ 551,580             95.9%         $ 64,064              11.6%
                                                            =========            =====          ========              ====

      Net revenue for the quarter ended July 2, 2005 totaled $551,580, a decrease of $23,765, or 4.1%, as compared to the same period last year. True Value's same store sales decreased by $13,587, or 2.4%. The same store sales category was negatively impacted by the timing of True Value's Spring Market. The Spring Market was held in early March 2005 compared to late March 2004, which drove higher sales in the first quarter of 2005 compared to the second quarter of 2004. Also contributing to the reduction in same store sales was the timing of a national multimedia advertising event. An April 2004 event was not repeated in 2005 and was replaced by an event scheduled for October 2005, which is expected to shift product revenue from the second quarter to the fourth quarter. In addition, the late arrival of spring weather, which effectively shortened the selling season, contributed to the decline in the same store sales category.

      True Value experienced a 2.8% net decline in the number of participating member retail outlets compared to the end of the second quarter last year, resulting in a revenue reduction of $5,523, or 0.9%. The remaining revenue reduction in the other revenue category of $4,655, or 0.8%, was primarily due to the timing of a national multimedia advertising event as described in the prior paragraph, which resulted in lower advertising revenue in the second quarter of 2005. The other revenue category was also unfavorable compared to last year due to the elimination of TrueValue.com internet sales, which was discontinued in August 2004 and generated approximately $800 of revenue in the second quarter of 2004.

      Gross margin for the quarter ended July 2, 2005 increased by $2,406, or 3.9%, over the same period last year. The increase in gross margin was driven principally by favorable results from vendor line review activities that accounted for a net benefit of approximately $2,300. In addition, increased margin on advertising activities of $1,579 were offset by reduced margins on paint of $1,533. Advertising margins increased primarily due to lower subsidy of regional advertising, along with lower television production costs in the first half of 2005 compared to 2004. Paint margins declined due to lower volume, increased production costs and charges related to the initial outsourcing of the brush manufacturing line and the Blackhawk facility closure. Additionally, in the second quarter of 2005, True Value enhanced its methodology of its inventory reserve calculation. The impact of the change in estimate was approximately
$900 increase in gross margin.

                                                      2005              2004           $ Expense Increase
                                                      ----              ----           ------------------
Logistics and manufacturing expenses                 $17,750           $16,235               $1,515

      Logistics and manufacturing expenses increased by $1,515, or 9.3%, as compared to the same period last year. This increase in expense mainly relates to higher logistics labor primarily due to wage increases and higher safety incentive expense, partially offset by lower outbound volume. In addition, manufacturing expenses increased primarily due to higher advertising expenses for manufactured paint products.

                                                       2005             2004          $ Expense (Decrease)
                                                       ----             ----          --------------------
Selling, general and administrative expenses         $23,645           $25,788              $(2,143)

      Selling, general and administrative ("SG&A") expenses decreased by $2,143, or 8.3%, as compared to the second quarter of 2004. SG&A expenses decreased primarily due to lower incentive plan expenses of $1,936 as a result of lower achievement of performance targets in 2005 versus 2004.

                                                       2005             2004           $ Expense Increase
                                                       ----             ----           ------------------
Third-party interest expense                          $2,513           $1,876                 $637

      Third party interest expense increased by $637, or 34.0%, as compared to the same period last year. This increase in expense is primarily due to higher interest rates.

                                                    2005              2004                $ Increase
                                                    ----              ----                ----------
Net margin                                        $19,445            $16,915                $2,530

      The second quarter 2005 Net margin of $19,445 increased from a Net margin of $16,915 for the same period a year ago. The primary reason for the increase in 2005 was higher gross margins as discussed above. See "Results of Operations
- Net Revenue and Gross Margin."

FIRST TWO QUARTERS ENDED JULY 2, 2005 COMPARED TO FIRST TWO QUARTERS ENDED JULY 3, 2004

RESULTS OF OPERATIONS:

Net Revenue and Gross Margin

      A reconciliation of Net revenue and Gross margin for the first two quarters ended July 2, 2005 and July 3, 2004 follows:

                                                                                                                   GROSS
                                                                NET             % OF NET           GROSS          MARGIN %
                                                              REVENUE            REVENUE           MARGIN        OF REVENUE
                                                            -----------         --------         ---------       ----------
                                                                                   ($ IN THOUSANDS)
First two quarters ended July 3, 2004 results               $ 1,074,707            100.0%        $ 111,501            10.4%
                                                            -----------            -----         ---------            ----

     Same store sales:
         Warehouse and relay revenue                              4,228              0.4%           10,295
         Vendor direct revenue                                   (5,632)            (0.6%)            (134)
         Paint revenue                                           (1,378)            (0.1%)          (2,229)
                                                            -----------            -----         ---------
             Net same store sales                                (2,782)            (0.3%)           7,932
                                                            -----------            -----         ---------

     Change in participating members:
     Terminated members:
         Warehouse and relay revenue                            (17,956)            (1.7%)          (2,786)
         Vendor direct revenue                                   (9,652)            (0.9%)             (66)
         Paint revenue                                           (1,441)            (0.1%)            (574)
                                                            -----------            -----         ---------
             Net terminated members                             (29,049)            (2.7%)          (3,426)
                                                            -----------            -----         ---------

     New members:
         Warehouse and relay revenue                              9,491              0.9%            1,590
         Vendor direct revenue                                    7,603              0.7%               38
         Paint revenue                                              867              0.1%              230
                                                            -----------            -----         ---------
             Net new members                                     17,961              1.7%            1,858
                                                            -----------            -----         ---------

                 Net change in participating members            (11,088)            (1.0%)          (1,568)
                                                            -----------            -----         ---------

     Other revenue and cost of revenue                           (5,676)            (0.5%)          (6,133)
     Accounting change (EITF 02-16)                                   -              0.0%            4,304
                                                            -----------            -----         ---------

             Total change                                       (19,546)            (1.8%)           4,535
                                                            -----------            -----         ---------

First two quarters ended July 2, 2005 results               $ 1,055,161             98.2%        $ 116,036            11.0%
                                                            ===========            =====         =========            ====

      Net revenue for the first two quarters ended July 2, 2005 totaled $1,055,161, a decrease of $19,546, or 1.8%, as compared to the same period last year. A 2.8% net decline in the number of participating member retail outlets compared to the end of the first two quarters last year resulted in a revenue reduction of $11,088, or 1.0%. Also, the other revenue category decreased by $5,676 compared to the same period last year primarily due to the timing of a national multimedia advertising event, which also impacted same store sales. An April 2004 event was not repeated in 2005 and was replaced by an event scheduled for October 2005, which is expected to shift product and advertising revenue from the second quarter to the fourth quarter. The other revenue category was also unfavorable compared to last year due to the elimination of TrueValue.com internet sales, which was discontinued in August 2004 and generated approximately $1,500 of revenue during the first two quarters of 2004. True Value's same store sales also decreased by $2,782, or 0.3%, and was additionally impacted by the late arrival of spring weather across most of the country, which effectively shortened the selling season.

      Gross margin for the first two quarters ended July 2, 2005 increased by $4,535, or 4.1%, over the same period last year. The increased gross margin in 2005 was driven by the negative impact of $4,304 to 2004 gross margin from the application of EITF 02-16, which did not reoccur in 2005, as discussed below. Also, advertising margins increased by $2,281 primarily due to lower subsidy of regional advertising along with lower television production cost in the first half of 2005 compared to 2004. Partially offsetting these favorable impacts to gross margin was a decline in paint margins of $2,572 due to lower volume, increased production costs and charges related to the initial outsourcing of the brush manufacturing line and the Blackhawk facility closure. Additionally, in the second quarter of 2005, True Value enhanced its methodology of its inventory reserve calculation. The impact of the change in estimate was approximately
$900 increase in gross margin.

      The effect of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), favorably impacted gross margin by $4,304 compared to last year. On January 1, 2003, True Value adopted EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The EITF became effective for arrangements with vendors initiated on or after January 1, 2003. Most of True Value's arrangements with vendors in 2003 were initiated before January 1, 2003 and thus were recorded according to accounting policies in effect prior to adoption of EITF 02-16 and recognized as a current period benefit. However, most arrangements with vendors for 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 negatively impacted Gross margin in the first two quarters of 2004 as these vendor funds were deferred into inventory and recognized when the product was sold.

                                                       2005             2004           $ Expense Increase
                                                       ----             ----           ------------------
Logistics and manufacturing expenses                 $34,175           $31,977               $2,198

      Logistics and manufacturing expenses increased by $2,198 or 6.9%, as compared to the same period last year. This increase in expense primarily relates to manufacturing and was mainly due to higher advertising expenses for manufactured paint products. In addition, logistics operating expenses were higher primarily due to wage increases, higher safety incentive expense and increased staffing to support True Value's import and vendor compliance initiatives.

                                                       2005             2004          $ Expense (Decrease)
                                                       ----             ----          --------------------
Selling, general and administrative expenses         $52,978           $54,789              $(1,811)

      SG&A expenses decreased by $1,811, or 3.3%, as compared to the first two quarters of 2004. SG&A expenses decreased primarily due to lower incentive plan expenses of $1,551 as a result of lower achievement of performance targets in 2005 versus 2004.

                                                       2005             2004              $ (Decrease)
                                                       ----             ----              ------------
Other income, net                                     $(395)          $(1,063)               $(668)

      Other income, net decreased by $668, or 62.8%, as compared to the first two quarters of 2004. This change was predominantly due to the $942 impairment charge in the first quarter of 2005 on the East Butler, Pennsylvania facility that was sold on April 20, 2005.

                                                       2005             2004           $ Expense Increase
                                                       ----             ----           ------------------
Third-party interest expense                          $4,502           $3,898                 $604

      Third party interest expense increased by $604, or 15.5%, as compared to the same period last year. This increase in expense is primarily due to higher interest rates.

                                                    2005              2004                $ Increase
                                                    ----              ----                ----------
Net margin                                        $22,060            $19,039                $3,021

      The first two quarters of 2005 Net margin of $22,060 increased from a Net margin of $19,039 for the same period a year ago. The primary reason for the increase in 2005 was due to the net effect of two non-reoccurring events. Higher gross margins, which were due to the negative effect in 2004 of EITF 02-16, partially offset by the $942 impairment charge in 2005 on the sale of the East Butler, Pennsylvania facility, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES:

      The information provided below, which should be read in conjunction with the information in True Value's Annual Report on Form 10-K for the year ended December 31, 2004, describes True Value's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of True Value's liquidity.

      True Value used cash for operating activities for the first two quarters ended July 2, 2005 of $32,220 while it generated cash of $18,156 during the first two quarters ended July 3, 2004. True Value's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for True Value and require the highest levels of working capital. The low point for Accounts receivable, Inventory and Accounts payable is usually at the end of the calendar year. The increase in Accounts receivable from fiscal year-end is partially matched by the increase in Accounts payable. The cash needed to meet the future payments for Accounts payable will be provided by the increase in cash generated from collections on Accounts receivable and from the future sale of inventory.

      The unfavorable change in cash used for operating activities was primarily in the working capital components and was mainly due to an increase in inventory in order to reduce out-of-stock items and to improve fill rates. Inventory as of July 2, 2005 was $296,867, up $32,632 since the beginning of the year. This first two quarters increase in inventory compares to an inventory decrease of $983 in the first two quarters of 2004. Inventory, as compared to the same period last year, was up $21,125. The unfavorable change in cash used for operating activities was also due to increased vendor transition fund receivables related to line reviews that will be collected according to the terms of the vendor agreements.

      True Value used cash for investing activities of $371 for the first two quarters ended July 2, 2005 as compared to $5,695 for the same period last year. Investing activities include proceeds from the sale of properties and capital expenditures. Proceeds from the sale of properties in the first two quarters of 2005 were $6,340 compared to $240 in the same period last year. This increase in cash generated in 2005 was principally related to the sale of the East Butler, Pennsylvania facility on April 20, 2005. The use of cash in investing activities is mainly due to additions to properties owned using cash of $6,711, which is up from $5,935 in the same period last year. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at True Value's distribution centers and its corporate headquarters.

       True Value generated cash from its financing activities for the first two quarters ended July 2, 2005 of $34,141 while it used cash for financing activities of $13,278 for the first two quarters ended July 3, 2004. The cash in the first two quarters of 2005 was generated from increased borrowings from the Bank Facility in the amount of $55,800 and was used to fund True Value's operating activities, as well as for payments of drafts payable and patronage dividends. In 2004, True Value used cash generated from its operating activities to fund its financing activities. The main use of cash in 2004 for financing activities was the cash payment of patronage dividends and drafts payable.

      Under the terms of the Bank Facility, the interest rate charged for borrowings is variable at True Value's option at either LIBOR or prime, plus in either case, an additional amount of interest determined by a performance-based pricing grid. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. The performance-based pricing grid was amended in May 2005 to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Based on this performance pricing grid, True Value achieved 0.25% of improved variable pricing effective May 1, 2004 and a 0.75% improvement effective May 11, 2005 through at least October 2005. As of July 2, 2005 and July 3, 2004, this interest rate was 4.92% and 3.45%, respectively. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 1.5% and 2.0% as of July 2, 2005 and July 3, 2004, respectively.


      True Value's availability at July 2, 2005 and July 3, 2004 was $115,300 and $122,601, respectively. The decline in year-over-year availability is due to debt issued by True Value upon lifting the moratorium on stock redemptions in July 2004. Approximately $13,000 of Bank Facility borrowings funded these redemptions.

      In the first two quarters ended July 2, 2005, True Value had a net increase in cash and cash equivalents of $1,550. At July 2, 2005, True Value's working capital was $109,135 compared to $87,047 at December 31, 2004. The current ratio of 1.22 at July 2, 2005 was unchanged from 1.22 at December 31, 2004.

      True Value believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in 2005.

CASH REQUIREMENTS:

      Below is the current schedule of the expected cash outflows necessary to meet financial commitments existing as of July 2, 2005 and thereafter:

                                                                          2006 &         2008 &
                                                           2005            2007           2009        Thereafter        Total
                                                         ---------      ---------       ---------     ----------      ---------
                                                                                   ($ in thousands)
Bank Facility (1)                                        $       -      $       -       $ 144,100     $        -      $ 144,100
Installment (subordinated) notes (2)                         5,871         11,742           6,496              -         24,109
Promissory (subordinated) notes (3)                         23,304         31,542               -              -         54,846
Interest on promissory & installment
     (subordinated) notes                                    2,784          4,625             370              -          7,779
Accrued stock redemption liability (2)                       1,230            783             783            701          3,497
Capital lease obligations                                      949          1,189               2              -          2,140
Operating lease obligations                                 16,020         58,039          50,500        219,598        344,157
Purchase obligations (4)                                   107,704              -               -              -        107,704
Redeemable non-qualified Class B non-voting
     common stock                                                -              -               -         21,122         21,122
                                                         ---------      ---------       ---------     ----------      ---------

Total                                                    $ 157,862      $ 107,920       $ 202,251      $ 241,421      $ 709,454
                                                         =========      =========       =========     ==========      =========

(1) Borrowings under the Bank Facility fluctuate with the seasonal needs of the business. There are no required payments until the maturity of the Bank Facility in August 2008. Interest on the Bank Facility is variable at either LIBOR or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid.

(2) In accordance with True Value's By-Laws, True Value satisfies stock redemption liability in cash and by issuing subordinated installment notes. As of July 2, 2005, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but who had not completed the redemption procedures. True Value classified this $3,497 of stock redemption liability as

      $1,230 in Current maturities of long-term debt, notes and capital lease obligations, $1,566 in Long-term debt including notes and capital lease obligations, less current maturities and $701 in Other long-term liabilities representing True Value's redemption obligations to former members that management anticipates may not complete the redemption procedures for over a year.

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

      True Value expects to contribute approximately $5,450 to its qualified pension plan in the third quarter of 2005 to complete its expected funding of the qualified pension plan in 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ in thousands)

      True Value's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to True Value's variable rate debt, which had approximately $144,100 outstanding at July 2, 2005. A 50 basis point movement in interest rates would result in an approximate $721 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at July 2, 2005.

      True Value manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Interest rate hedges to a minimum level of $25,000 are required by the Bank Facility. True Value has purchased interest rate caps that limit its risk on $25,000 of variable rate debt through August 2007 to a maximum underlying LIBOR rate of 3.5%, approximately equal to three-month LIBOR at July 2, 2005. True Value marks to market the interest rate caps and both the 2005 second quarter loss of $133 and year-to-date gain of $34 are reflected as a component of Third-party interest expense. Credit risk pertains primarily to True Value's trade receivables. True Value extends credit to its members as part of its day-to-day operations. True Value's management believes that, as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, True Value's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. True Value performs no speculative hedging activities. True Value does not have any interest in variable interest entities and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 4. CONTROLS AND PROCEDURES.

      True Value's Chief Executive Officer and Chief Financial Officer have evaluated and concluded that as of July 2, 2005, True Value's disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective. There has been no change in True Value's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during True Value's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, True Value's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      True Value is party, from time to time, to various legal proceedings. Current material legal proceedings have been disclosed in True Value's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, and no material developments to such proceedings have occurred in the quarter covered by this Form 10-Q. However, since the end of the quarter, the following material development has occurred to the following previously disclosed legal proceeding:

ACTIVE LEGAL MATTER:

CLAIMS AGAINST ERNST & YOUNG LLP

      On July 28, 2005, an arbitration panel denied True Value's claims against Ernst & Young LLP ("E&Y") in their entirety. The decision of the arbitration panel also requires True Value to reimburse E&Y for its attorneys' fees and expenses related to this matter, which have yet to be ascertained. True Value believes that such amount may be material to its financial statements and results of operations. As True Value previously disclosed, the arbitration is subject to confidentiality requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. ($ in thousands - except per share information)

USE OF PROCEEDS

      True Value uses the proceeds from the offering of the Class A common stock for general working capital, including the purchase of merchandise for resale to its members.

ISSUER PURCHASES OF EQUITY SECURITIES

      The number of shares of True Value's Class A common stock redeemed and the average price paid per share for each month in the second quarter ended July 2, 2005 are as follows:

                                                     Average            Total Number           Approximate $
                              Total Number          Price Paid        of Shares as part        Value that May
                                of Shares           per Share           of Announced          Yet Be Purchased
                              Redeemed (1)        before offsets            Plan                 under Plan
                              ------------        --------------      -----------------       ----------------
CLASS A COMMON STOCK
April 3 - April 30, 2005          3,480                $ 100                   -                     $ -
May 1 - May 28, 2005              4,260                  100                   -                       -
May 29 - July 2, 2005             2,280                  100                   -                       -
                                  -----                                       --                     ---

Total                            10,020                                        -                     $ -
                                 ======                                       ==                     ===

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

      Effective July 21, 2005, Laurence L. Anderson resigned as Vice Chairman, but not as a director, and the board of directors elected Brian A. Webb as Vice Chairman.

ITEM 6. EXHIBITS.

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

                                                   TRUE VALUE COMPANY

Date: August 4, 2005                               /s/ David A. Shadduck
                                                   -----------------------------
                                                   David A. Shadduck
                                                   Senior Vice President and
                                                   Chief Financial Officer