Form 10-Q
period 2005-10-01
TRUE VALUE CO
filed 2005-11-14
CIK 25095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2005 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________ TO ___________

     COMMISSION FILE NUMBER: 2-20910

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 2005.

Class A common stock, $100 Par Value     318,360
Class B common stock, $100 Par Value   1,171,282

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
($ in thousands - except per share information)

                               TRUE VALUE COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                                     ASSETS

                                                                       October 1,   December 31,
                                                                          2005          2004
                                                                       ----------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                                            $  6,024      $  7,222
   Accounts and notes receivable, net of allowance for doubtful
      accounts of $3,206 and $3,835                                      233,862       200,958
   Inventories                                                           335,801       264,235
   Prepaid expenses                                                       16,787        15,070
                                                                        --------      --------
      Total current assets                                               592,474       487,485

Properties, net of accumulated depreciation of $252,703 and $267,932      63,530        70,448
Goodwill                                                                  91,474        91,474
Other assets                                                              11,284         6,112
                                                                        --------      --------
      Total assets                                                      $758,762      $655,519
                                                                        ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                         LIABILITIES AND MEMBERS' EQUITY

                                                                         October 1,   December 31,
                                                                            2005          2004
                                                                         ----------   ------------
CURRENT LIABILITIES:
   Accounts payable                                                       $258,196      $230,046
   Drafts payable                                                           33,815        56,209
   Accrued expenses                                                         99,441        70,405
   Current maturities of long-term debt, notes and capital lease
      obligations                                                           68,212        31,109
   Patronage dividend payable in cash                                        6,776        12,669
                                                                          --------      --------
      Total current liabilities                                            466,440       400,438
                                                                          --------      --------
LONG-TERM LIABILITIES AND DEFERRED CREDITS:
   Long-term debt including notes and capital lease obligations, less
      current maturities                                                   160,725       139,192
   Deferred gain on sale leaseback                                          45,144        47,230
   Other long-term liabilities                                              21,443        18,837
   Redeemable non-qualified Class B non-voting common stock,
      $100 par value; 207,577 and 216,261 shares issued and fully paid      20,758        21,626
                                                                          --------      --------
      Total long-term liabilities and deferred credits                     248,070       226,885
                                                                          --------      --------
      Total liabilities and deferred credits                               714,510       627,323
                                                                          --------      --------
Commitments and contingencies                                                   --            --

MEMBERS' EQUITY:
   Redeemable Class A voting common stock, $100 par value;
      750,000 shares authorized; 292,200 and 296,820 shares
      issued and fully paid; 26,160 and 22,920 shares issued (net
      of subscriptions receivable of $1,274 and $1,484)                     30,562        30,490
   Redeemable qualified Class B non-voting common stock and paid-in capital, $100 par value; 4,000,000 shares authorized;
      966,566 and 1,008,882 shares issued and fully paid                    97,955       102,187
   Loss allocation                                                         (18,297)      (19,420)
   Deferred patronage                                                      (23,737)      (24,298)
   Accumulated deficit                                                     (40,328)      (58,860)
   Accumulated other comprehensive loss                                     (1,903)       (1,903)
                                                                          --------      --------
      Total members' equity                                                 44,252        28,196
                                                                          --------      --------
      Total liabilities and members' equity                               $758,762      $655,519
                                                                          ========      ========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                  For the quarter ended    For the first three quarters ended
                                                 -----------------------   ----------------------------------
                                                 October 1,   October 2,         October 1,   October 2,
                                                    2005         2004               2005         2004
                                                 ----------   ----------         ----------   ----------
Net revenue                                       $486,815     $474,516          $1,541,976   $1,549,223
Cost of revenue                                    424,630      418,560           1,363,755    1,381,766
                                                  --------     --------          ----------   ----------
Gross margin                                        62,185       55,956             178,221      167,457
Operating expenses:
   Logistics and manufacturing expenses             16,139       14,551              50,314       46,528
   Selling, general and adminstrative expenses      22,261       25,010              75,239       79,799
   Arbitration provision                            18,200           --              18,200           --
   Other income, net                                  (768)        (527)             (1,163)      (1,590)
                                                  --------     --------          ----------   ----------
Operating income                                     6,353       16,922              35,631       42,720
Interest expense to members                          1,362        1,602               4,047        4,353
Third-party interest expense                         2,021        1,899               6,523        5,797
                                                  --------     --------          ----------   ----------
Net margin before income taxes                       2,970       13,421              25,061       32,570
Income tax expense                                      12           20                  43          130
                                                  --------     --------          ----------   ----------
Net margin                                        $  2,958     $ 13,401          $   25,018   $   32,440
                                                  ========     ========          ==========   ==========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                                                                  For the first three quarters ended
                                                                  ----------------------------------
                                                                        October 1,   October 2,
                                                                           2005         2004
                                                                        ----------   ----------
Operating activities:
   Net margin                                                            $ 25,018     $ 32,440
   Adjustments to reconcile net margin to net cash and cash
      equivalents from operating activities:
      Depreciation and amortization                                        10,175       12,748
      Benefit for losses on accounts and notes receivable                    (175)        (704)
      Loss on sale of assets                                                  803          155
      Provision for inventory reserves                                      8,565        8,315
      Amortization of deferred gain on sale leaseback                      (2,086)      (2,052)
      Net change in working capital components and other assets           (61,723)      (5,584)
                                                                         --------     --------
         Net cash and cash equivalents provided by / (used for)
            operating activities                                          (19,423)      45,318
                                                                         --------     --------
Investing activities:
   Additions to properties                                                (11,520)      (8,101)
   Proceeds from sale of properties                                         8,343          450
                                                                         --------     --------
      Net cash and cash equivalents used for investing
         activities                                                        (3,177)      (7,651)
                                                                         --------     --------
Financing activities:
   Payment of patronage dividend                                          (11,939)      (8,452)
   Payment of notes, long-term debt and lease obligations                    (722)        (851)
   Decrease in drafts payable                                             (22,394)     (11,364)
   Increase / (decrease) in revolving credit facility, net                 56,000      (13,003)
   Proceeds from common stock and stock subscriptions receivable            1,625          997
   Purchase of common stock                                                (1,168)      (7,231)
                                                                         --------     --------
      Net cash and cash equivalents provided by / (used for)
         financing activities                                              21,402      (39,904)
                                                                         --------     --------
Net decrease in cash and cash equivalents                                  (1,198)      (2,237)
Cash and cash equivalents at beginning of period                            7,222        9,234
                                                                         --------     --------
Cash and cash equivalents at end of period                               $  6,024     $  6,997
                                                                         ========     ========

            See Notes to Condensed Consolidated Financial Statements.

                               TRUE VALUE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                ($ IN THOUSANDS)

NOTE 1 - GENERAL

     The condensed consolidated balance sheet at October 1, 2005, the condensed consolidated statement of operations for the quarters and the first three quarters ended October 1, 2005 and October 2, 2004, and the condensed consolidated statement of cash flows for the first three quarters ended October 1, 2005 and October 2, 2004 are unaudited and, in the opinion of the management of True Value, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of financial position at the balance sheet dates and results of operations and cash flows for the respective interim periods. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2004 included in True Value's 2004 Annual Report on Form 10-K.

NOTE 2 - RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the current year's presentation. These reclassifications had no effect on Net margin for any period or on Total members' equity at the balance sheet dates.

NOTE 3 - ESTIMATED PATRONAGE DIVIDENDS

     Participation in the earnings or losses of a cooperative is based on member patronage purchases and reflected by the payment of patronage dividends. If financial and operating conditions permit, patronage dividends are declared and paid by True Value after the close of each fiscal year. True Value's By-Laws and Internal Revenue Service regulations require that the payment of at least 20% of patronage dividends be in cash. Commencing with the 2004 patronage dividend that was paid in 2005, the board of directors authorized retaining 5% of net patronage source income, as a reasonable reserve, to reduce the Accumulated deficit account. The estimated cash portion of the patronage dividend for the first three quarters ended October 1, 2005 was $6,776 or 30% of the first three quarters' estimated patronage dividend of $22,585, which was patronage income less the 5% retained as a reasonable reserve. The estimated cash portion of the patronage dividend for the corresponding period for 2004 was $9,643, which was 30% of the estimated patronage dividend. Consistent with the prior year, to the extent True Value declares a patronage dividend for 2005, it intends to issue in 2006 the non-cash portion of the dividend in the form of Redeemable qualified Class B common stock and Promissory (subordinated) notes. For those members who have Loss allocation accounts, the value of the Redeemable qualified Class B common stock will be offset against those accounts. The non-cash portion of the estimated 2005 patronage dividend will remain in the Accumulated deficit account until the dividend is declared. To the extent True Value declares a patronage dividend, it is allowed a deduction in that amount to determine taxable income. Based on the estimated patronage dividend, the U.S. federal effective income tax rate for 2005 is 0%.

NOTE 4 - INVENTORIES

                                        October 1,   December 31,
                                           2005          2004
                                        ----------   ------------
Manufacturing inventories:
   Raw materials                         $  2,381      $  1,666
   Work-in-process and finished goods      26,349        22,492
   Manufacturing inventory reserves        (1,324)       (1,112)
                                         --------      --------
                                           27,406        23,046
                                         --------      --------
Merchandise inventories:
   Warehouse inventory                    320,540       250,273
   Merchandise inventory reserves         (12,145)       (9,084)
                                         --------      --------
                                          308,395       241,189
                                         --------      --------
   Total                                 $335,801      $264,235
                                         ========      ========

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market. The cost of inventory also includes indirect costs incurred to bring inventory to its existing location for resale. The amount of indirect costs included in ending inventory at October 1, 2005 and December 31, 2004 was $22,007 and $17,373, respectively.

NOTE 5 - DEBT

     On August 29, 2003, True Value entered into a four-year $275,000 revolving credit bank facility (the "Bank Facility"). Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability at October 1, 2005 was $55,308.

     True Value amended its Bank Facility on May 6, 2005 primarily to lower the interest rates charged on this debt, extend the term of the Bank Facility for one year to August of 2008, and ease certain restrictive language, which had the primary effect of increasing the spending limitations on capital expenditures, leases and various distributions to members.

     The interest rate charged for the Bank Facility borrowings is variable at either the London Interbank Offering Rate ("LIBOR") or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. Based on this performance pricing grid, True Value achieved 0.25% of improved variable pricing effective May 1, 2004. The performance-based pricing grid was amended in May 2005 to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Based on this amended performance pricing grid, True Value achieved 0.75% of improved variable pricing effective May 11, 2005. As of October 1, 2005 and October 2, 2004, this interest rate was 5.44% and 3.84%, respectively, as the decrease to interest cost resulting from the amended performance grid was more than offset by an increase in the underlying LIBOR and prime rates. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 1.5% and 2.0% as of October 1, 2005 and October 2, 2004, respectively. Fees paid for acquiring the Bank Facility totaled $3,752 and these fees are being amortized by True Value over the term of the agreement.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1 to 1. This fixed charge coverage ratio increases to 1.1 to 1 beginning with the second half of 2006. As of October 1, 2005, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value was therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

     At October 1, 2005, True Value had Current maturities of long-term debt, notes and capital lease obligations of $68,212. Only $13,912 of this amount has required payments during the next 12 months and the remaining $54,300 was the current portion of the Bank Facility, which reflects the seasonality of True Value's business. The required payments consist of $6,053 of subordinated installment notes, $5,706 of subordinated promissory notes, $1,251 of accrued stock redemption liability and $902 of capital leases. Historically, a minimum of 50% of the subordinated promissory notes have been renewed, extending the maturity for an additional three years. True Value has received note renewal commitments for an additional three year term on approximately 75% of the notes scheduled to mature on December 31, 2005 and has classified these notes as long-term debt as of October 1, 2005. In 2004, this renewal rate was approximately 70%. The current and long-term portions of the Bank Facility do not have any required payments until 2008. At October 1, 2005, True Value had $144,300 in revolving credit loans, of which $54,300 was included in Current maturities of long-term debt, notes and capital lease obligations, and $90,000 was included in Long-term debt, notes and capital lease obligations, less current maturities. Based on management's projection of seasonal working capital needs, the amount classified as Long-term debt, notes and capital lease obligations, less current maturities represents the estimated lowest level of borrowings during the next 12 months.

NOTE 6 - ASSET SALE

     On April 20, 2005, True Value sold its 640,000 square foot East Butler, Pennsylvania facility to a third party for a purchase price of $6,188. In the first quarter of 2005, True Value recorded an impairment charge of $942 to write down this facility that was classified as held-for-sale to fair value. Pursuant to the Purchase and Sale Agreement, True Value leased back approximately 100,000 square feet of warehouse space through the end of 2005 and approximately 15,000 square feet of office space through the end of 2006 under an operating lease. The lease on the warehouse space has been extended to the end of the first quarter of 2006.

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

                                  For the quarter ended October 1, 2005
                                  -------------------------------------
                                                         Consolidated
                                    Hardware    Paint       Totals
                                    --------   -------   ------------
Net sales to external customers     $455,728   $31,087     $486,815
Interest expense                       3,172       211        3,383
Depreciation and amortization          2,677       420        3,097
Segment net margin                      (386)    3,344        2,958

                                  For the quarter ended October 2, 2004
                                  -------------------------------------
                                                         Consolidated
                                    Hardware    Paint       Totals
                                    --------   -------   ------------
Net sales to external customers     $443,135   $31,381     $474,516
Interest expense                       2,820       681        3,501
Depreciation and amortization          3,458       323        3,781
Segment net margin                     9,555     3,846       13,401

                                  For the first three quarters ended October 1, 2005
                                  --------------------------------------------------
                                                                 Consolidated
                                           Hardware     Paint        Totals
                                          ----------   -------   ------------
Net sales to external customers           $1,457,346   $84,630    $1,541,976
Interest expense                               8,979     1,591        10,570
Depreciation and amortization                  8,580     1,595        10,175
Segment net margin                            19,388     5,630        25,018
Identifiable segment assets                  701,951    56,811       758,762

                                  For the first three quarters ended October 2, 2004
                                  --------------------------------------------------
                                                                 Consolidated
                                           Hardware     Paint        Totals
                                          ----------   -------   ------------
Net sales to external customers           $1,462,347   $86,876    $1,549,223
Interest expense                               8,378     1,772        10,150
Depreciation and amortization                 11,737     1,011        12,748
Segment net margin                            21,722    10,718        32,440
Identifiable segment assets                  629,411    53,928       683,339

NOTE 8 - BENEFITS

Pension Plans

     The components of net periodic pension cost for True Value administered pension plans were as follows for the quarters and the first three quarters ended October 1, 2005 and October 2, 2004:

                                                                       For the first three
                                            For the quarter ended         quarters ended
                                           -----------------------   -----------------------
                                           October 1,   October 2,   October 1,   October 2,
                                              2005         2004         2005         2004
                                           ----------   ----------   ----------   ----------
Components of net periodic pension cost:
   Service cost                             $ 1,500      $ 1,300      $ 4,500      $ 4,200
   Interest cost                              1,200        1,100        3,500        3,200
   Expected return on assets                 (1,200)      (1,200)      (3,600)      (3,400)
   Amortization of prior service cost            --           --           --         (100)
   Amortization of actuarial loss               400          400        1,000        1,100
   Settlement loss                              700          700        2,000        2,400
                                            -------      -------      -------      -------
      Net pension cost                      $ 2,600      $ 2,300      $ 7,400      $ 7,400
                                            =======      =======      =======      =======

Contributions

     True Value expects to contribute approximately $7,300 to its qualified pension plan and $295 to its supplemental retirement plan in 2005. As of October 1, 2005, True Value had contributed $7,300 to its qualified pension plan and $221 to its supplemental retirement plan.

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

NOTE 11 - SUBSEQUENT EVENT

     The following is a status update on an arbitration matter between True Value and Ernst & Young LLP ("E&Y") relating to events dating back to 1999.

     On July 28, 2005, an arbitration panel denied True Value's claims against E&Y in their entirety. This decision of the arbitration panel also requires True Value to reimburse E&Y for reasonable attorneys' fees and expenses related to this matter. On August 17, 2005, True Value filed a motion asking the panel to reconsider its award of attorneys' fees and expenses. In its motion, True Value claimed that the panel exceeded its authority when it awarded attorneys' fees and expenses to E&Y. On October 19, 2005, the panel denied this motion.

     E&Y has requested attorneys' fees and expenses in this matter of approximately $18,200. True Value is challenging the reasonableness of this amount with the arbitration panel, but has recorded the requested amount as a reserve in the third quarter 2005 results. It is expected that the panel will make a final award of reasonable fees and expenses in the first half of 2006. Any adjustment to the reserve resulting from the final award will be reflected in the financial statements at that time.


     True Value will continue to explore all of its options to challenge both the reasonableness of E&Y's attorneys' fees and expenses and the authority of the panel to award attorneys' fees and expenses in any amount. As True Value previously disclosed, the arbitration is subject to confidentiality requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($ in thousands)

OVERVIEW

     In the third quarter of 2005, True Value's Net revenue increased by $12,299, or 2.6%, compared to the third quarter of 2004, while Net revenue for the first three quarters of this year decreased by $7,247, or 0.5%, compared to the first three quarters of last year. The primary reason for the quarter increase in revenue was the timing of the Fall Market. The timing of the Fall Market, which was held in September 2005 compared to October 2004, resulted in a shifting of direct ship Market orders being delivered and other revenue recognized during the third quarter of 2005 versus the fourth quarter of 2004. On a year-to-date basis, the decrease in revenue was primarily impacted by an unfavorable change in the number of participating members, partially offset by the favorable timing of the Fall Market.

     In the third quarter of 2005, True Value's member store count declined by 42 to 5,884 from 5,926; terminations of 92 outpaced new store signings of 50. In the first three quarters of 2005, the member store count dropped by 141 to 5,884 from 6,025, as terminations of 320 outpaced new store signings of 179. In regards to the level of patronage from True Value members in the first three quarters of 2005, approximately one quarter of True Value's member stores accounted for less than 5% of True Value's Net revenue and approximately 75% of the terminations were members in that quartile.

     True Value continued to perform and launch vendor line reviews. Line reviews in the third quarter and the first three quarters of 2005 generated approximately $2,176 and $3,693, respectively, of recognized savings from the net effects of reduced merchandise acquisition costs, reduced vendor rebate programs, increased amortization of transition funds from vendors and reduced pricing to members on these line review products.

     True Value achieved a Net margin of $2,958 in the third quarter this year compared to a Net margin of $13,401 for the same period last year, bringing the Net margin in the first three quarters of 2005 to $25,018 compared to a Net margin of $32,440 in 2004. The driver for both the third quarter and first three quarters' Net margin decrease was the non-recurring arbitration provision recorded in the third quarter of 2005 of $18,200, which was partially offset by the shifting of True Value's Fall Market to the third quarter of 2005 versus the fourth quarter of 2004.

     During 2005, True Value increased its inventory in order to reduce out-of-stock items, improve fill rates and for the establishment of two China warehouses in the third quarter of 2005 to handle increased importing activities. In order to support this higher inventory level, True Value increased its debt to $228,937 from $170,301 at year-end and from $210,678 for the same period last year. Management expects a modest increase in its debt balance at year-end 2005 compared to year-end 2004. True Value's Accounts receivable and Accounts payable have been consistent with prior years except for adjusting for the timing of the Fall Market.

QUARTER ENDED OCTOBER 1, 2005 COMPARED TO QUARTER ENDED OCTOBER 2, 2004

RESULTS OF OPERATIONS:

Net Revenue and Gross Margin

     A reconciliation of Net revenue and Gross margin for the quarters ended October 1, 2005 and October 2, 2004 follows:

                                                                                     GROSS
                                                     NET     % OF NET    GROSS     MARGIN %
                                                   REVENUE    REVENUE    MARGIN   OF REVENUE
                                                  --------   --------   -------   ----------
                                                               ($ IN THOUSANDS)
Quarter ended October 2, 2004 results             $474,516    100.0%    $55,956      11.8%
                                                  --------    -----     -------      ----
   Same store sales:
      Warehouse and relay revenue                   (1,661)    (0.4%)     5,610
      Vendor direct revenue                          5,956      1.3%         88
      Paint revenue                                   (168)    (0.0%)      (916)
                                                  --------    -----     -------
         Net same store sales                        4,127      0.9%      4,782
                                                  --------    -----     -------

   Change in participating members:
   Terminated members:
      Warehouse and relay revenue                   (8,306)    (1.7%)    (1,406)
      Vendor direct revenue                         (2,951)    (0.6%)       (30)
      Paint revenue                                   (749)    (0.2%)      (328)
                                                  --------    -----     -------
         Net terminated members                    (12,006)    (2.5%)    (1,764)
                                                  --------    -----     -------
   New members:
      Warehouse and relay revenue                    5,866      1.2%        864
      Vendor direct revenue                          3,649      0.8%         24
      Paint revenue                                    623      0.1%        257
                                                  --------    -----     -------
         Net new members                            10,138      2.1%      1,145
                                                  --------    -----     -------

            Net change in participating members     (1,868)    (0.4%)      (619)
   Other revenue and cost of revenue                10,040      2.1%      2,066
                                                  --------    -----     -------
         Total change                               12,299      2.6%      6,229
                                                  --------    -----     -------

Quarter ended October 1, 2005 results             $486,815    102.6%    $62,185      12.8%
                                                  ========    =====     =======      ====

     Net revenue for the quarter ended October 1, 2005 totaled $486,815, an increase of $12,299, or 2.6%, as compared to the same period last year. True Value's other revenue increased by $10,040, or 2.1% and same store sales increased by $4,127, or 0.9%. The other revenue and same store sales categories were positively impacted by the timing of True Value's Fall Market. The Fall Market was held in September 2005 compared to October 2004, which shifted other revenue and vendor direct sales into the third quarter of 2005 compared to the fourth quarter of 2004. Partially offsetting the favorability from the Fall Market timing was a 3.1% net decline in the number of participating member retail outlets that True Value experienced compared to the end of the third quarter last year, resulting in a revenue reduction of $1,868, or 0.4%.

     Gross margin for the quarter ended October 1, 2005 increased by $6,229, or 11.1%, over the same period last year. The increase in gross margin was driven principally by the shift in the Fall Market of $6,738, increased margins on advertising activities of $2,346 and favorable results from vendor line review activities that accounted for a net benefit of approximately $2,176. Advertising margins increased primarily due to a lower subsidy by True Value of regional advertising performed by member regional advertising groups and lower television production costs in the third quarter of 2005 compared to 2004. Partial offsets to the favorable margin components were higher inventory reserves of $4,389 and reduced margins on transportation of $1,014 and paint of $986. Inventory reserves were higher in the third quarter of 2005 compared to the same period in 2004 due to an increase in overstock inventory along with an overall increase in inventory levels. Transportation margins decreased primarily due to fuel costs while paint margins declined due to lower volume, increased production costs and charges related to the initial outsourcing of the brush manufacturing line and the Blackhawk facility closure.

                                                2005      2004     $ Expense Increase
                                               -------   -------   ------------------
Logistics and manufacturing expenses           $16,139   $14,551         $1,588

     Logistics and manufacturing expenses increased by $1,588, or 10.9%, as compared to the same period last year. This increase in expense mainly relates to increased manufacturing expenses primarily due to higher advertising expenses for manufactured paint products and higher logistics labor mainly due to wage increases and higher safety incentive expense, partially offset by lower outbound volume.

                                                 2005     2004     $ Expense (Decrease)
                                               -------   -------   --------------------
Selling, general and administrative expenses   $22,261   $25,010         $(2,749)

     Selling, general and administrative ("SG&A") expenses decreased by $2,749, or 11.0%, as compared to the third quarter of 2004. SG&A expenses decreased primarily due to lower labor costs of $987 as a result of lower claims related to group medical insurance and workers compensation, partially offset by higher incentive plan expenses. In addition, rents and leases were lower in the quarter by $822 compared to the same period last year primarily due to a Hagerstown, Maryland facility lease that was terminated in November 2004. Also, legal fees were favorable by $957 in the third quarter of 2005 compared to the third quarter of 2004 due to lower litigation activities.

                                                2005      2004     $ Expense Increase
                                               -------   -------   ------------------
Arbitration provision                          $18,200    $--            $18,200

     True Value recorded a reserve in the third quarter of 2005 related to the arbitration panel's decision in the Ernst & Young LLP ("E&Y") matter. The reserve represents E&Y's requested attorneys' fees and expenses incurred in this matter. True Value does not expect a determination from the arbitration panel on the reasonableness of this amount until the first half of 2006.

                                                2005      2004     $ (Decrease)
                                               -------   -------    ------------
Net margin                                     $2,958    $13,401     $(10,443)

     The third quarter 2005 Net margin of $2,958 decreased from a Net margin of $13,401 for the same period a year ago. The primary reason for the decrease in 2005 was the non-recurring arbitration provision of $18,200 partially offset by higher gross margins as discussed above. See "Results of Operations - Net Revenue and Gross Margin."

FIRST THREE QUARTERS ENDED OCTOBER 1, 2005 COMPARED TO FIRST THREE QUARTERS ENDED OCTOBER 2, 2004

RESULTS OF OPERATIONS:

Net Revenue and Gross Margin

     A reconciliation of Net revenue and Gross margin for the first three quarters ended October 1, 2005 and October 2, 2004 follows:

                                                                                           GROSS
                                                         NET      % OF NET     GROSS     MARGIN %
                                                       REVENUE     REVENUE    MARGIN    OF REVENUE
                                                     ----------   --------   --------   ----------
                                                                    ($ IN THOUSANDS)
First three quarters ended October 2, 2004 results   $1,549,223    100.0%    $167,457      10.8%
                                                     ----------    -----     --------      ----
   Same store sales:
      Warehouse and relay revenue                         5,020      0.3%      16,241
      Vendor direct revenue                               1,979      0.1%         (15)
      Paint revenue                                      (1,301)     0.0%      (3,053)
                                                     ----------    -----     --------
         Net same store sales                             5,698      0.4%      13,173
                                                     ----------    -----     --------
   Change in participating members:
   Terminated members:
      Warehouse and relay revenue                       (27,899)    (1.8%)     (4,449)
      Vendor direct revenue                             (13,642)    (0.9%)       (122)
      Paint revenue                                      (2,386)    (0.2%)       (991)
                                                     ----------    -----     --------
         Net terminated members                         (43,927)    (2.9%)     (5,562)
                                                     ----------    -----     --------
   New members:
      Warehouse and relay revenue                        14,540      0.9%       2,375
      Vendor direct revenue                              10,635      0.7%          57
      Paint revenue                                       1,441      0.1%         486
                                                     ----------    -----     --------
         Net new members                                 26,616      1.7%       2,918
                                                     ----------    -----     --------
            Net change in participating members         (17,311)    (1.2%)     (2,644)
   Other revenue and cost of revenue                      4,366      0.3%      (4,069)
   Accounting change (EITF 02-16)                            --      0.0%       4,304
                                                     ----------    -----     --------
         Total change                                    (7,247)    (0.5%)     10,764
                                                     ----------    -----     --------
First three quarters ended October 1, 2005 results   $1,541,976     99.5%    $178,221      11.6%
                                                     ==========    =====     ========      ====

     Net revenue for the first three quarters ended October 1, 2005 totaled $1,541,976, a decrease of $7,247, or 0.5%, as compared to the same period last year. A 3.1% net decline in the number of participating member retail outlets compared to the end of the first three quarters last year resulted in a revenue reduction of $17,311, or 1.2%. The negative revenue impact from the reduction in participating member retail outlets was partially offset by the timing of the Fall Market, from the fourth quarter in 2004 to the third quarter in 2005, which helped drive increased same store sales of $5,698 and other revenue of $4,366.

     Gross margin for the first three quarters ended October 1, 2005 increased by $10,764, or 6.4%, over the same period last year. The shifting of the Fall Market increased gross margin in 2005 by $6,738. In addition, gross margin was favorably impacted by increased advertising margins of $4,627 primarily due to a lower subsidy by True Value of regional advertising performed by member regional advertising groups and lower television production cost in the first three quarters of 2005 compared to 2004. Also, the negative impact of $4,304 to the 2004 gross margin from the application of EITF 02-16 did not reoccur in 2005, as discussed below. In addition, favorable results from vendor line review activities accounted for a net benefit of approximately $3,693. Partially offsetting these favorable impacts to gross margin were a decline in paint margins of $3,558 and higher freight-in costs. Paint margins decreased due to lower volume, increased production costs, charges related to the initial outsourcing of the brush manufacturing line and the Blackhawk facility closure. The higher freight-in costs were primarily the result of increased fuel costs and additional importing activity.

     The effect of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), which unfavorably impacted the 2004 gross margin by $4,304, did not reoccur in 2005. On January 1, 2003, True Value adopted EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs. The EITF became effective for arrangements with vendors initiated on or after January 1, 2003. Most of True Value's arrangements with vendors in 2003 were initiated before January 1, 2003 and thus were recorded according to accounting policies in effect prior to adoption of EITF 02-16 and recognized as a current period benefit. However, most arrangements with vendors for 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 negatively impacted Gross margin in the first three quarters of 2004 as these vendor funds were deferred into inventory and recognized when the product was sold.

                                         2005      2004    $ Expense Increase
                                       -------   -------   ------------------
Logistics and manufacturing expenses   $50,314   $46,528         $3,786

     Logistics and manufacturing expenses increased by $3,786 or 8.1%, as compared to the same period last year. This increase in expense primarily relates to manufacturing and was mainly due to higher advertising expenses for manufactured paint products. In addition, logistics operating expenses were higher primarily due to wage increases, higher safety incentive expense and increased staffing to support True Value's import and vendor compliance initiatives.

                                        2005      2004     $ Expense (Decrease)
                                       -------   -------   --------------------
Selling, general and administrative
   expenses                            $75,239   $79,799         $(4,560)

     SG&A expenses decreased by $4,560, or 5.7%, as compared to the first three quarters of 2004. SG&A expenses decreased primarily due to lower labor expense of $3,770 in 2005 compared to 2004 as a result of lower claims related to group medical insurance and lower severance charges in 2005 compared to 2004. In addition, rents and leases were lower by $2,474 as a result of a Hagerstown, Maryland facility lease that was terminated in November 2004.

                                        2005      2004     $ Expense Increase
                                       -------   -------   ------------------
Arbitration provision                  $18,200   $    --         $18,200

     True Value recorded a reserve in the third quarter of 2005 related to the arbitration panel's decision in the E&Y matter. The reserve represents E&Y's requested attorneys' fees and expenses incurred in this matter. True Value does not expect a determination from the arbitration panel on the reasonableness of this amount until the first half of 2006.

                                        2005      2004     $(Decrease)
                                       -------   -------   -----------
Other income, net                      $(1,163)  $(1,590)     $(427)

     Other income, net decreased by $427, or 26.9%, as compared to the first three quarters of 2004. This change was predominantly due to the $942 impairment charge in the first quarter of 2005 on the East Butler, Pennsylvania facility that was sold on April 20, 2005.

                                        2005      2004     $ Expense Increase
                                       -------   -------   ------------------
Third-party interest expense           $6,523    $5,797           $726

     Third party interest expense increased by $726, or 12.5%, as compared to the same period last year. This increase in expense is primarily due to higher interest rates.

                                         2005      2004    $(Decrease)
                                       -------   -------   -----------
Net margin                             $25,018   $32,440     $(7,422)

The first three quarters of 2005 Net margin of $25,018 decreased from a Net margin of $32,440 for the same period a year ago. The primary reason for the $7,422 decrease in 2005 was the non-recurring arbitration provision of $18,200 partially offset by higher gross margins as discussed above. See "Results of Operations - Net Revenue and Gross Margin."

LIQUIDITY AND CAPITAL RESOURCES:

     The information provided below, which should be read in conjunction with the information in True Value's Annual Report on Form 10-K for the year ended December 31, 2004, describes True Value's debt, credit facilities, guarantees and future commitments, in order to facilitate a review of True Value's liquidity.

     True Value used cash for operating activities for the first three quarters ended October 1, 2005 of $19,423 while it generated cash of $45,318 during the first three quarters ended October 2, 2004. True Value's major working capital components individually move in the same direction with the seasonality of the business. The spring and early fall are the most active periods for True Value and require the highest levels of working capital. The low point for Accounts receivable, Inventory and Accounts payable is usually at the end of the calendar year. The increase in Accounts receivable from fiscal year-end is partially matched by the increase in Accounts payable. The cash needed to meet the future payments for Accounts payable will be provided by the increase in cash generated from collections on Accounts receivable and from the future sale of inventory.

     The change in cash provided by operating activities in 2004 to cash used by operating activities in 2005 was primarily in the working capital components and was mainly due to an increase in inventory in order to reduce out-of-stock items and to improve fill rates. In addition, inventory increased with the establishment of two China warehousing operations in the third quarter of 2005 to handle increased importing activities. Inventory as of October 1, 2005 was $335,801, up $71,566 since the beginning of the year. The increase in inventory this year compares to an inventory decrease of $962 in the first three quarters of 2004. Inventory, as compared to the same period last year, was up $60,038.

     True Value used cash for investing activities of $3,177 for the first three quarters ended October 1, 2005 as compared to $7,651 for the same period last year. This reduction in cash used for investing activities was predominately due to the increase in proceeds from the sale of properties in the first three quarters of 2005 which increased to $8,343 from $450 in the same period last year. This increase in proceeds from the sale of properties in 2005 was principally related to the sale of the East Butler, Pennsylvania facility on April 20, 2005 and the sale leaseback of trailers in the third quarter of 2005. This reduction in cash used for investing activities was partially offset by an increase in additions to properties owned which increased to $11,520 from $8,101 in the same period last year. The additions to properties owned include the purchase of trailers that were sold in the sale leaseback transaction. These capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at True Value's distribution centers and its corporate headquarters.

     True Value generated cash from its financing activities for the first three quarters ended October 1, 2005 of $21,402 while it used cash for financing activities of $39,904 for the first three quarters ended October 2, 2004. The cash in the first three quarters of 2005 was generated from increased borrowings from the Bank Facility in the amount of $56,000 and was used to fund True Value's operating activities, as well as for payments of drafts payable and patronage dividends. In 2004, True Value used cash generated from its operating activities to fund its financing activities. The main use of cash in 2004 for financing activities was the cash payment of patronage dividends, the reduction of drafts payable, the purchase of common stock after True Value lifted its stock moratorium and the reduction of the Bank Facility.

     Under the terms of the Bank Facility, the interest rate charged for borrowings is variable at True Value's option at either LIBOR or prime, plus in either case, an additional amount of interest determined by a performance-based pricing grid. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. The performance-based pricing grid was amended in May 2005 to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Based on this amended performance pricing grid, True Value achieved 0.75% of improved variable pricing effective May 11, 2005. As of October 1, 2005 and October 2, 2004, this interest rate was 5.44% and 3.84%, respectively, as the decrease to interest cost resulting from the amended performance grid was more than offset by an increase in the underlying LIBOR and prime rates. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 1.5% and 2.0% as of October 1, 2005 and October 2, 2004, respectively.

     True Value's availability at October 1, 2005 and October 2, 2004 was $55,308 and $83,568, respectively. The decline in year-over-year availability was primarily due to True Value increasing inventory levels.

     In the first three quarters ended October 1, 2005, True Value had a net decrease in cash and cash equivalents of $1,198. At October 1, 2005, True Value's working capital was $126,034 compared to $87,047 at December 31, 2004. The current ratio of 1.27 at October 1, 2005 increased from 1.22 at December 31, 2004. Favorably impacting True Value's 2005 working capital and current ratio were increased inventory levels and the early commitment for the renewal of notes and was partially offset by the arbitration reserve of $18,200.

     True Value believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations that are due to be repaid in 2005.

CASH REQUIREMENTS:

     Below is the current schedule of the expected cash outflows necessary to meet financial commitments existing as of October 1, 2005 and thereafter:

                                                          2006 &         2008 &
                                                2005       2007           2009         Thereafter     Total
                                              --------   --------   ----------------   ----------   --------
                                                                    ($ in thousands)
Bank Facility (1)                             $     --   $     --       $144,300        $     --    $144,300
Installment (subordinated) notes (2)             6,053     12,105          6,861              --      25,019

Promissory (subordinated) notes (3)              5,706     31,522         17,587              --      54,815

Interest on promissory & installment
   (subordinated) notes                          2,875      7,096          1,603              --      11,574

Accrued stock redemption liability (2)           1,251        800            800             614       3,465

Capital lease obligations                          902      1,017             25               8       1,952

Operating lease obligations                      8,035     59,992         51,373         220,840     340,240
Purchase obligations (4)                       120,243         --             --              --     120,243
Redeemable non-qualified Class B non-voting
   common stock                                     --         --             --          20,758      20,758
                                              --------   --------       --------        --------    --------
Total                                         $145,065   $112,532       $222,549        $242,220    $722,366
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

(2) In accordance with True Value's By-Laws, True Value satisfies stock redemption liability in cash and by issuing subordinated installment notes. As of October 1, 2005, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but who had not completed the redemption procedures. True Value classified this $3,465 of stock redemption liability as $1,251 in Current maturities of long-term debt, notes and capital lease obligations, $1,600 in Long-term debt including notes and capital lease obligations, less current maturities and $614 in Other long-term liabilities representing True Value's redemption obligations to former members that management anticipates may not complete the redemption procedures for over a year.

(3) The amounts shown are scheduled payments; however, historically a minimum of 50% of the promissory (subordinated) notes have been renewed, extending the maturity for an additional three years. True Value has received note renewal commitments for an additional three year term on approximately 75% of the notes scheduled to mature on December 31, 2005 and has classified these notes in long-term debt. In 2004, this renewal rate was approximately 70%.

(4) Purchase obligations represent commitments under open purchase orders, are typically short-term and fluctuate with the seasonality of True Value's business. Also, purchase obligations are part of a cycle where they are continuously converted into inventory and new purchase obligations are created.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ in thousands)

     True Value's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to True Value's variable rate debt, which had approximately $144,300 outstanding at October 1, 2005. A 50 basis point movement in interest rates would result in an approximate $722 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at October 1, 2005.

     True Value manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. Interest rate hedges to a minimum level of $25,000 are required by the Bank Facility. True Value has purchased interest rate caps that limit its risk on $25,000 of variable rate debt to maximum underlying LIBOR rates of 3.5% through August 2007 and 4.5% for the remaining term which expires in August 2008. The three-month LIBOR at October 1, 2005 was approximately 4.07%. True Value marks to market the interest rate caps and both the 2005 third quarter and year-to-date gain of $137 and $171, respectively, are reflected as a component of Third-party interest expense. Credit risk pertains primarily to True Value's trade receivables. True Value extends credit to its members as part of its day-to-day operations. True Value's management believes that, as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk in respect to trade receivables is limited. Additionally, True Value's management believes that its allowance for doubtful accounts is adequate with respect to member credit risks. True Value performs no speculative hedging activities. True Value does not have any interest in variable interest entities and all related party transactions (i.e., transactions with members) are at arm's length.

ITEM 4. CONTROLS AND PROCEDURES.

     True Value's Chief Executive Officer and Chief Financial Officer have evaluated and concluded that as of October 1, 2005, True Value's disclosure controls and procedures (as defined in Rule 13a-15(e)) are effective. There has been no change in True Value's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during True Value's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, True Value's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     True Value is party, from time to time, to various legal proceedings. Current material legal proceedings have been disclosed in True Value's Annual Report on Form 10-K for the fiscal year ending December 31, 2004 and in True Value's Quarterly Report on Form 10-Q for the quarters ended April 2, 2005 and July 2, 2005 and the following material development has occurred to the following previously disclosed legal proceeding:

ACTIVE LEGAL MATTER:

CLAIMS AGAINST ERNST & YOUNG LLP

     The following is a status update on an arbitration matter between True Value and Ernst & Young LLP ("E&Y") relating to events dating back to 1999.

     On July 28, 2005, an arbitration panel denied True Value's claims against E&Y in their entirety. This decision of the arbitration panel also requires True Value to reimburse E&Y for reasonable attorneys' fees and expenses related to this matter. On August 17, 2005, True Value filed a motion asking the panel to reconsider its award of attorneys' fees and expenses. In its motion, True Value claimed that the panel exceeded its authority when it awarded attorneys' fees and expenses to E&Y. On October 19, 2005, the panel denied this motion.

     E&Y has requested attorneys' fees and expenses in this matter of approximately $18,200. True Value is challenging the reasonableness of this amount with the arbitration panel, but has recorded the requested amount as a reserve in the third quarter 2005 results. It is expected that the panel will make a final award of reasonable fees and expenses in the first half of 2006. Any adjustment to the reserve resulting from the final award will be reflected in the financial statements at that time.

     True Value will continue to explore all of its options to challenge both the reasonableness of E&Y's attorneys' fees and expenses and the authority of the panel to award attorneys' fees and expenses in any amount. As True Value previously disclosed, the arbitration is subject to confidentiality requirements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. ($ in thousands - except per share information)

USE OF PROCEEDS

     True Value uses the proceeds from the offering of the Class A common stock for general working capital, including the purchase of merchandise for resale to its members.

ISSUER PURCHASES OF EQUITY SECURITIES

     The number of shares of True Value's Class A common stock redeemed and the average price paid per share for each month in the third quarter ended October 1, 2005 are as follows:

                                                 Average         Total Number       Approximate $
                              Total Number     Price Paid     of Shares as part    Value that May
                                of Shares       per Share        of Announced     Yet Be Purchased
                              Redeemed (1)   before offsets          Plan            under Plan
                              ------------   --------------   -----------------   ----------------
CLASS A COMMON STOCK
July 3 - July 30, 2005            1,920           $100                --                 $--
July 31 - August 27, 2005         3,960            100                --                  --
August 28 - October 1, 2005       2,040            100                --                  --
                                  -----                              ---                 ---
Total                             7,920                               --                 $--
                                  =====                              ===                 ===

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     None

ITEM 6. EXHIBITS.

     Exhibit 4-A Subordinated promissory installment note form

     Exhibit 4-B Subordinated promissory note form

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

                                        TRUE VALUE COMPANY


Date: November 14, 2005                 ----------------------------------------
                                        David A. Shadduck
                                        Senior Vice President and
                                        Chief Financial Officer