Form 10-K
period 2005-12-31
TRUE VALUE CO
filed 2006-03-08
CIK 25095

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005 OR

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

     INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER,
AS DEFINED IN RULE 405 OF THE SECURITIES ACT.       YES __.  NO X.

     INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS
PURSUANT TO SECTION 13 OR SECTION 15(D) OF THE ACT.       YES X.  NO__.

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK
ONE): LARGE ACCELERATED FILER __ ACCELERATED FILER __ NON-ACCELERATED FILER [X]

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS
DEFINED IN RULE 12b-2 OF THE ACT).       YES __.  NO X.

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

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

                                                        Outstanding at
                                                       January 28, 2006
Class                                                  ----------------
Class A common stock, $100 Par Value................         313,860
Class B common stock, $100 Par Value................       1,148,613

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
PART I
Item 1.       Business....................................................    1
Item 1A.      Risk Factors................................................   10
Item 2.       Properties..................................................   11
Item 3.       Legal Proceedings...........................................   13
Item 4.       Submission of Matters to a Vote of Security Holders.........   14
PART II
Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities...........   14
Item 6.       Selected Financial Data.....................................   16
Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operation....................................   17
Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................   33
Item 8.       Financial Statements and Supplementary Data.................   33
Item 9.       Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure....................................   33
Item 9A.      Controls and Procedures.....................................   33
Item 9B.      Other Information...........................................   33
PART III
Item 10.      Directors and Executive Officers of the Registrant..........   34
Item 11.      Executive Compensation......................................   37
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................   44
Item 13.      Certain Relationships and Related Transactions..............   44
Item 14.      Principal Accounting Fees and Services......................   44
PART IV
Item 15.      Exhibits, Financial Statement Schedules.....................   45

                                     PART I

     THIS ANNUAL REPORT AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON MANAGEMENT'S EXPECTATIONS, ESTIMATES AND ASSUMPTIONS. THE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE CERTAIN RISKS AND UNCERTAINTIES THAT ARE DIFFICULT TO PREDICT. THEREFORE, ACTUAL FUTURE RESULTS AND TRENDS MAY DIFFER MATERIALLY FROM WHAT WE FORECAST DUE TO A VARIETY OF FACTORS, INCLUDING WITHOUT LIMITATION, OUR ASSUMPTIONS ABOUT FINANCING REQUIREMENTS AND TERMS, INTEREST RATE FUNCTIONS, SALES GROWTH, CAPITAL REQUIREMENTS OF TRUE VALUE COMPANY AND TRENDS IN OUR INDUSTRY.

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

     In 2001, True Value sold its ownership interest in TruServ Canada Cooperative, Inc. (the "Canadian Business") and related real estate interests in Winnipeg, Manitoba to the current member group of the cooperative. The proceeds received enabled True Value to recover its capital investment in the Canadian Business as well as the appraised value of the real estate and to retire all indebtedness related to Canadian activities. True Value has a licensing agreement with the Canadian Business to enable it and its members to continue to do business under the principal True Value trademarks. In addition, True Value continues to provide True Value paints and supplies to the Canadian Business.

     On December 31, 2002, True Value completed a sale leaseback transaction of seven of its distribution centers. The sale generated net proceeds of $121,438, which were used to pay down the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"), pursuant to an intercreditor agreement between all parties of the Senior Debt. The facilities are being leased back by True Value under 20-year lease agreements that contain extension periods on the lease at True Value's option (see "Item 2, Properties - Sale Leaseback Transaction").

GENERAL DESCRIPTION OF THE BUSINESS

     True Value, organized as a cooperative, is one of the largest member-owned wholesalers of hardware and related merchandise in the United States, serving approximately 5,800 retail and industrial distribution outlets for its members as of December 31, 2005. True Value also manufactures and sells paint and paint applicators.

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

     Generally, members use one of the following True Value trademarks and trade names: True Value(R), Grand Rental Station(R), Taylor Rental(R), Party Central(R), Home & Garden Showplace(R) and Induserve Supply(R) trademarks, service marks and collective membership marks (see "Trademarks, Service Marks and Collective

Membership Marks" below). Members have access to certain private label products. When True Value generates annual profits, members are entitled to receive annual patronage dividends based upon their purchases from True Value. In accordance with True Value's By-Laws and the Retail Member Agreements, the annual patronage dividend is paid to members out of the gross margins from operations and other patronage source income, after deduction for expenses, reserves and other provisions as may be authorized by the board of directors (see "Distribution of Patronage Dividends" below).

     As of December 31, 2005, True Value serves approximately 5,800 retail and industrial distribution outlets for its members throughout the United States and in 57 other countries. Primary concentrations of members exist in New York (approximately 9%), Pennsylvania (approximately 7%), California (approximately 6%), Texas (approximately 5%), Illinois, Michigan, Minnesota and Wisconsin (approximately 4% each) and Massachusetts, New Jersey, Ohio, and Washington (approximately 3% each).

SALES AND SUPPLIERS

     True Value provides each of its members with an illustrated price catalog showing the products available from True Value, which the members can access through the member Internet site. Upon request, a member will also receive a printed or CD version of the catalog. These products, comprised of more than 66,000 stockkeeping units ("SKUs") maintained at True Value's distribution centers, are divided into seven categories of merchandise. In addition to purchasing products, which are maintained at the distribution centers, members can purchase additional SKUs directly from True Value-approved vendors and have those purchases drop-shipped directly to them, but have the product billed through True Value. Collectively, these products represent the products sold by True Value's two operating segments (see Note 10, "Segment Information," to the Consolidated Financial Statements beginning at page F-1 for additional segment information).

     The seven product categories are set forth in the following table, along with the corresponding dollars of total revenue for each category during the last three years:

                                         FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------
                                          2005         2004         2003
                                       ----------   ----------   ----------
                                                 ($ IN THOUSANDS)
Hardware goods.......................  $  510,241   $  495,029   $  485,374
Farm and garden......................     434,871      430,840      429,161
Electrical and plumbing..............     356,290      350,685      353,332
Painting and cleaning................     323,910      320,320      312,834
Appliances and housewares............     214,446      218,489      228,929
Sporting goods and toys..............      93,496      102,817      107,862
Other................................     109,780      105,707      106,848
                                       ----------   ----------   ----------
                                       $2,043,034   $2,023,887   $2,024,340
                                       ==========   ==========   ==========

     True Value's merchandise sales to its members are divided into three logistics categories as follows:

                                                        2005   2004   2003
                                                        ----   ----   ----
Warehouse shipment sales..............................  67%    66%    65%
Direct shipment sales.................................  30%    31%    31%
Relay shipment sales..................................   3%     3%     4%

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

OTHER SERVICES

     True Value annually sponsors two principal "markets" and a separate rental market all funded primarily by vendors through booth fees, at which it features the products available for purchase by members, including new merchandise and seasonal items. In addition, the markets permit members and prospective members to keep better informed as to industry trends, attend continuing education classes and network with other members. In 2006, one of the principal markets will be held in Houston, Texas, in March and the other will be held in Las Vegas, Nevada, in September. As the markets generate income and stimulate member purchases, the timing of markets impacts the timing of sales and income recognition for True Value. All members are invited to the markets and attending members generally place substantial orders for delivery of merchandise during the period between markets.

BACKLOG

     As of January 28, 2006 and January 29, 2005, respectively, True Value had a backlog of firm orders (including relay orders) of approximately $27,133 and $34,383. True Value's backlog at any given time is made up of two principal components:

     - normal re-supply orders, and

     - market orders for future delivery.

     Normal re-supply orders are orders from members for merchandise to keep store inventories at normal levels. Generally, such orders are filled the day following receipt, except that relay orders for future delivery are not intended to be filled for several months. Market orders for future delivery are member orders placed at True Value's markets for new or seasonal merchandise to be delivered during the subsequent period between markets. Thus, True Value generally has a relatively high backlog at the end of each market, which decreases in subsequent months until the next market occurs.

     The decrease in the 2006 backlog compared to 2005 was primarily in the relay sales category and was mainly due to the timing of seasonal products.

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

TRADEMARKS, SERVICE MARKS AND COLLECTIVE MEMBERSHIP MARKS

     True Value's trademarks, service marks and collective membership marks are of prime importance to True Value. Many of the marks are highly recognized and utilized in extensive advertising and marketing campaigns, and True Value vigorously defends its marks. As of December 31, 2005, True Value's members have approximately 5,800 retail and industrial distribution outlets that operate predominantly as hardware retail stores, industrial distributors, garden centers and rental stores throughout the United States and in 57 countries, most of which sell merchandise and services under the marks.

     The marks include the True Value(R) marks, the ServiStar(R) mark, the Coast to Coast(R) mark, the Induserve Supply(R) mark, the Party Central(R) mark, the Grand Rental Station(R) mark, the Taylor Rental(R) mark, the Home & Garden Showplace(R) mark, the Just Ask(R) mark and the Commercial Sales(R) mark. The marks also include E-Z Kare(R), Weatherall(R) and Easy Color(R) for paint. All of the marks are currently used in commerce and True Value intends to use the marks in commerce in the future. Each of the marks is renewable at True Value's option and True Value intends to renew them upon expiration. Members have continued to conduct their businesses under the same retail banners as before the merger of Cotter and SCC; however, beginning in the year 2000, many members with the retail banners of Coast to Coast(R) and ServiStar(R) started to conduct their business under the single retail banner of True Value(R).

EMPLOYEES

     As of December 31, 2005, True Value employed approximately 2,800 persons in the United States on a full-time basis. Due to the widespread geographical distribution of True Value's operations, employee relations are governed by the practices prevailing in the particular area where the employees are located and are generally implemented locally. Approximately 35% of True Value's 2,100 hourly-wage employees are covered by collective bargaining agreements that are generally effective for periods of three or four years. In general, True Value considers its relationship with its employees to be good.

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

CAPITAL STOCK

     Members of True Value own shares of Class A and Class B common stock. Each of the two classes of stock has a par value of $100 per share. The Class A common stock is sold in units of 60 shares. Each True Value member is required to purchase one unit of Class A common stock for each store owned; however, no True Value member is permitted to acquire more than five units of Class A common stock. The Class B common stock is issued only to members in connection with the patronage dividend distributed to them for purchases in the year of the patronage dividend, as discussed below (see "Distribution of Patronage Dividends" below).

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

     Participation in the earnings or losses of a cooperative is based on member patronage purchasing and reflected by the payment of patronage dividends. In general, these patronage dividends are based on a member's purchasing volume and margins applicable to merchandise purchased by the member, less any expenses related to such business and less certain cooperative reserves. Patronage dividends are determined on a yearly basis for purchasing activity conducted for that year and are paid no later than September 15th of the following year. True Value pays patronage dividends in a combination of cash, Class B common stock, and occasionally subordinated promissory notes. True Value paid patronage dividends for the past three years and paid a dividend for 2005 results in March 2006. The 2005 dividend was issued in a combination of cash, Class B common stock and subordinated promissory notes. The Class B common stock earned from patronage dividends was used to reduce the loss allocation account (for members who have such an account). See "Loss Allocation to Members and Accumulated Deficit" below.

     In order to avoid the administrative inconvenience and expense of issuing separate certificates representing shares of Class A and Class B common stock to each member, True Value deposits a certificate, representing all the shares of Class A and Class B common stock then being issued, with Harris Trust and Savings Bank, Chicago, Illinois, for safekeeping for and on behalf of its members. True Value keeps the allocations of Class A and Class B common stock in book entry form. True Value notifies each member of these deposits and the allocation thereof to the member.

CAPITAL STOCK REDEMPTION

     In accordance with True Value's By-Laws, True Value redeems former members' equity investments in Class A common stock and Redeemable nonqualified Class B common stock in cash at the time of redemption and equity investments of Redeemable qualified Class B common stock are paid with a subordinated promissory installment note. The subordinated promissory installment notes are payable in five equal annual installments and pay interest annually at a fixed rate. The interest rate on subordinated promissory installment notes created during the year is determined annually on the first business day of the year based on the five-year U.S. Treasury bill rate plus 1.0%. For notes issued in 2005, the rate was 4.64% and for notes issued in 2006, the rate is 5.30%. In accordance with True Value's By-Laws, True Value first reduces its aggregate stock redemption obligation payable in both cash or subordinated promissory installment note by its right to legally offset any amounts the former members may owe True Value, including accounts and notes receivable, loss allocations and/or accumulated deficit.

     Effective July 6, 2004, the board of directors rescinded True Value's moratorium on stock redemptions that had been effective since March 2000. In accordance with the Stipulation of Settlement related to the "Derivative Action" (an action brought by a former True Value member against certain present and former directors, certain former officers of True Value and against True Value), upon rescinding the moratorium, True Value reduced loss allocation accounts of the parties to the Stipulation of Settlement by approximately $5,000 on a pro-rata basis (see "Loss Allocation to Members and Accumulated Deficit" below). Since the rescinding of the moratorium, True Value satisfied $7,779 of stock redemption liability in cash and $26,351 by issuing subordinated promissory installment notes in 2004. In 2005, True Value paid $1,738 of stock redemption liability in cash and $5,506 by issuing subordinated promissory installment notes. Principal payments on subordinated promissory installment notes are paid on December 31st of each year and totaled $6,295 and $5,241 in 2005 and 2004, respectively. True Value had shareholders that, at year end, had discontinued their purchasing activities with True Value and requested that their stock be redeemed but had not completed the redemption procedures, resulting in a stock redemption liability of $2,200 and $4,886 in 2005 and 2004, respectively. True Value classified this liability in its Consolidated Balance Sheet under the captions as shown in the following table, based on management's estimates of the time needed to complete the redemption procedures.

                                                               2005      2004
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Current maturities of long-term debt, notes and capital
  lease obligations.........................................  $  810    $1,718
Long-term debt including notes and capital lease
  obligations, less current maturities......................   1,390     2,476
Other long-term liabilities.................................      --       692
                                                              ------    ------
Total stock redemption liability............................  $2,200    $4,886
                                                              ======    ======

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

     Patronage dividends have historically been paid to members within 90 days after the close of True Value's fiscal year; however, the Code permits distribution of patronage dividends as late as the 15th day of the ninth month after the close of True Value's fiscal year. True Value distributed the patronage dividend for 2005 in March 2006.

     True Value's By-Laws provide for the payment of annual patronage dividends, after payment of at least 20% of such patronage dividends in cash, in "qualified written notices of allocation" including Class B common stock based on its par value, subordinated promissory notes, or other property. The board of directors reserves the right to make payments in cash in unusual circumstances of individual hardship.

     Subordinated promissory notes are customarily issued for up to a five-year term and bear interest at a fixed rate until maturity. The rate and term of the notes are determined at issuance. For the 2005 dividend paid in 2006, notes were issued with a 7% interest rate and a five-year term. For the 2004 dividend paid in 2005, notes were issued with a 6% interest rate and a three-year term. The notes are subordinated to all other indebtedness of True Value. True Value may also issue "nonqualified written notices of allocation" to its members as part of its annual patronage dividend. "Nonqualified written notices of allocation" are usually issued in the form of Class B common stock (see "Payment of Patronage Dividends in Accordance with the Internal Revenue Code" below).

     In determining the form of the annual patronage dividend, a member's required investment in Class B common stock of True Value, which may be varied from time to time, is determined by the board of directors based on an evaluation of True Value's financial needs and the needs of its membership. The board establishes a minimum Class B common stock ownership requirement for each type of retail member. Commencing with the 2005 dividend paid in 2006, this minimum is generally the greater of: (1) $25 or (2) the aggregate of a member's various types of annual purchases, each multiplied by a specific percentage, which varies from 3% to 18% and which decreases as total dollar purchases by category increase. Not all members have achieved this minimum target. From 1996 to 2004, this minimum was generally the greater of: (1) $25 or (2) the aggregate of a member's various types of annual purchases, each multiplied by a specific percentage, which varied from 2% to 14% and which decreased as total dollar purchased by category increased.

LOSS ALLOCATION TO MEMBERS AND ACCUMULATED DEFICIT

     During the third quarter of 2000, True Value management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. True Value has distributed the 1999 loss allocation among its members by establishing a loss allocation account as a contra-equity account in the Consolidated Balance Sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate Class B stock investment relative to the total Class B stock investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The loss allocation account will be satisfied, on a member-by-member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member-by-member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of True Value, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in True Value. As of December 31, 2005, $102,830, or approximately 90%, of the $113,918 1999 loss allocation was satisfied. As of December 31, 2004, $94,498, or approximately 83%, of the 1999 loss allocation was satisfied.

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

     Under the Code, any person who becomes or became a member of True Value, or who remains a member after adoption of the By-Laws providing that membership in True Value constitutes consent to be taxed on receipt of qualified written notices of allocation, is deemed to have consented to be taxed on receipt of patronage dividends in cash and in qualified written notices of allocation, in accordance with Section 1385(a) of the Code. Written notification of the adoption of the By-Laws and its significance, and a copy of the By-Laws, were sent to each then existing member and have been, and will continue to be, delivered to each person prior to becoming a member. Such consent is then effective as to patronage dividends. Such consent may be revoked by the member only by terminating its membership in True Value in the manner provided in his or its Retail Member Agreement (see "Retail Member Agreement" above).

SET-OFF RIGHTS OF TRUE VALUE

     True Value's Certificate of Incorporation and By-Laws specifically provide that True Value, but not the member, may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to True Value. Upon rescinding its moratorium on stock redemptions in 2004, True Value exercised its set-off rights in 2005 and 2004 when it reduced the amounts paid to former members for their equity investments at the time of redemption by:

     - the amount of any outstanding merchandise accounts receivable to True Value;

     - the amount of any unpaid loans to or advances from True Value;

     - any remaining balance in their 1999 loss allocation account; and

     - their distribution of the 2001 loss allocation, if applicable.

True Value also exercised its set-off rights in 2005 and 2004, when True Value notes and interest came due to former members with outstanding merchandise accounts receivable to True Value and current members with past due merchandise accounts receivable to True Value. True Value had also set off note and interest obligations to former members against their related loss allocation balance. In 2005 and 2004, True Value set off the unpaid portions of cash dividends payable against the outstanding merchandise accounts receivable balances of those members that were past due. The set-off rights were exercised in an aggregate amount of $17,962 during 2005 and $58,815 during 2004.

     As True Value maintains stock records for its members on a store-by-store basis, members with multiple stores who elect to sell one or more, but not all, of their stores may transfer the stock registered on True Value's records with respect to a store location that is terminating its relationship with True Value to the store locations that are not being terminated, with proper evidence of succession, assignment or authority to transfer and with True Value's express consent. Otherwise, True Value may exercise its set-off rights upon redemption against the stock investment recorded for the store location to be closed, including the set-off rights for all loss allocation account balances.

ITEM 1A. RISK FACTORS.

     You should consider the following risks before investing in True Value's Class A common stock:

THERE IS NO MARKET FOR THE CLASS A COMMON STOCK, THE CLASS A COMMON STOCK IS SUBJECT TO VARIOUS RESTRICTIONS INCLUDING A RIGHT OF SETOFF BY TRUE VALUE, AND INVESTORS MAY NOT BE ABLE TO SELL THEIR CLASS A COMMON STOCK.

     There is currently no trading market for any True Value common stock and True Value does not foresee a market developing at any time in the future. Therefore, investors may only liquidate their investment in the common stock by having that stock redeemed by True Value. From March 2000 through July 5, 2004, True Value had a moratorium on redemption of its capital stock. The board of directors declared the moratorium as the capital stock was then worth substantially less than its par value and redemption at par value would likely violate legal prohibitions against an impairment of capital. The board of directors concluded that it would be a violation of its fiduciary duties to proceed with redemptions of capital stock whereas no such moratorium exists today; if the future financial condition of True Value were to deteriorate significantly from its current performance, its capital may again be impaired and the board of directors may be required to reinstate a moratorium on stock redemptions.

     Investors should be aware that True Value retains automatic liens on the Class A common stock and any patronage dividends, including all shares of Class B common stock, which might have accrued to the members. The By-Laws, the Retail Member Agreement and the Subscription to Shares Agreement that each member signs with True Value provide that True Value shall have a lien on, and a right of set off against, any stock or notes issued to the member, including those issued as patronage dividends. With regard to patronage dividends, this lien and right of set off encompasses any portion of the patronage dividend that is issued and exceeds 20% of the overall patronage dividend payable in any year. True Value takes this lien/right of set off in order to secure any member indebtedness that may, for whatever reason, exist in favor of True Value or its subsidiaries.

TRUE VALUE HAS OUTSTANDING DEBT THAT IS SENIOR TO THE CLASS A COMMON STOCK AND, IN THE EVENT OF THE BUSINESS FAILURE OF TRUE VALUE, IT MAY NOT HAVE SUFFICIENT ASSETS TO REDEEM THE CLASS A COMMON STOCK.

     True Value is financed by debt capital obtained from various external sources principally under its asset-based revolving credit facility ("Bank Facility"), real estate mortgage and trade creditors. As an investor, your investment is subordinate to senior, secured debt, trade creditors and other unsecured liabilities and subordinated debt of True Value. In the event of the business failure of True Value, there may not be sufficient assets to redeem all or a portion of the Class A common stock after payment of True Value debt and other liabilities.

     As of December 31, 2005, the book value of net tangible assets was $660,055 and debt and other liabilities were $648,047. The liquidation value of the assets, especially if the assets are not sold as part of the ordinary course of business, may be less than the book value of the assets. These balances will change in the ordinary course of business.

TRUE VALUE HAS EXPERIENCED A DECLINE IN ITS MEMBER BASE AND ITS MEMBERS FACE STIFF RETAIL COMPETITION, AND TRUE VALUE'S SUCCESS DEPENDS ON THE SUCCESS OF ITS MEMBERS IN THE RETAIL MARKETPLACE.

     The success of True Value is dependent upon continued support from its members in the form of merchandise purchases for their retail outlets to generate positive net margin and cash flow for True Value. True Value had a net decline of approximately 3.1% and 2.5% of its total number of outlets in 2005 and 2004, respectively. The number of retail and industrial distribution outlets that were members of True Value at December 31, 2005 was approximately 5,800. The reduction in membership is due to retailer competition, True Value's discontinuing relationships with members for breach of their Retail Member Agreement obligations and members leaving True Value to find an alternate source of supply. The retail hardware industry is characterized by intense competition. Independent hardware retailers, such as True Value members, must remain competitive with the so-called "Big Box" stores such as Home Depot, Menards and Lowe's, as well as the diversified retailers such as Sears and Wal-Mart. These retail competitors may have greater resources, larger market shares and more widespread presence than True Value members. The success of True Value is highly dependent upon the success of its members' retail and industrial outlets in the marketplace.

ITEM 2. PROPERTIES.
($ IN THOUSANDS)

WAREHOUSING, MANUFACTURING AND OFFICE FACILITIES

     True Value's worldwide headquarters is located in Chicago, Illinois. True Value's facilities are suitable for their respective uses and are, in general, adequate for True Value's present needs. Information with respect to True Value's owned and leased warehousing, manufacturing and office facilities at December 31, 2005 is set forth below:

                                                     SQUARE FEET OF
                                                       WAREHOUSE,
                                                      MANUFACTURING                           LEASE
   LOCATION                                          AND OFFICE AREA      INTEREST       EXPIRATION DATE
   --------                                          ---------------      --------       ---------------
   Chicago, Illinois(1)(5).....................           195,295          Leased       December 31, 2010
   Corsicana, Texas(2)(6)......................           754,000          Leased       December 31, 2022
   Denver, Colorado(6).........................           355,000          Leased       June 30, 2008
   Fogelsville (Allentown),
     Pennsylvania(2)(6)........................           528,000          Leased       December 31, 2022
   Harvard, Illinois(6)........................         1,032,000          Leased       November 24, 2013
   Harvard, Illinois(6)........................           163,000          Leased       November 24, 2010
   Jonesboro (Atlanta), Georgia(2)(6)..........           619,000          Leased       December 31, 2022
   Kansas City, Missouri(2)(6).................           398,000          Leased       December 31, 2022
   Kingman, Arizona(2)(6)......................           354,000          Leased       December 31, 2022
   Springfield, Oregon(2)(6)...................           523,000          Leased       December 31, 2022
   Woodland, California(2)(6)..................           341,000          Leased       December 31, 2022
   Cary, Illinois(4)(7)........................           615,000           Owned
   Manchester, New Hampshire(3)(6).............           701,000           Owned
   Mankato, Minnesota(4)(6)....................           310,000           Owned
   Westlake (Cleveland), Ohio(4)(6)............           393,000           Owned

---------------

(1) True Value has subleases with third parties for approximately 25,300 of the 195,295 square feet of the Chicago, Illinois space.

(2) Facility was part of the December 31, 2002 sale leaseback transaction (see "Properties - Sale Leaseback Transaction" below).

(3) Facility is assigned as collateral under a December 29, 2005 mortgage transaction on True Value's Manchester, New Hampshire, facility (the "Manchester Mortgage"). The $21,600 mortgage on this facility is a 20-year fully amortizing loan at a fixed rate of 6.74% with a maturity date of January 1, 2026.

(4) Facility is assigned as collateral under the Bank Facility.

(5) Office facility

(6) Warehouse and office facility

(7) Paint and paint applicators manufacturing facility

SALE LEASEBACK TRANSACTION

     On December 31, 2002, True Value sold seven of its distribution centers to unrelated third parties generating net proceeds to True Value of $121,438. True Value concurrently agreed to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as operating leases in True Value's financial statements. The resulting gain on sale of $55,564 was recorded as deferred gain in the Consolidated Balance Sheet and is being amortized to income on a straight-line basis over the initial 20-year lease term.

     True Value has the right but not the obligation to extend each lease for two additional periods of approximately 10 years each and may exercise such renewal rights on each property individually. Subject to certain conditions described in the leases, True Value has the right to assign the lease or sublet all or any part of any property without the landlord's prior written consent.

OTHER PROPERTY SALES

     On April 20, 2005, True Value sold its 640,000-square-foot East Butler, Pennsylvania, warehouse and office facility to a third party for a purchase price of $6,188. In the first quarter of 2005, True Value recorded an impairment charge of $942 to write-down this facility to fair value. True Value currently leases back, under an operating lease, approximately 25,000 square feet of warehouse space through March 2006 and approximately 15,000 square feet of office space through December 2006.

     On December 28, 2005, True Value sold its 105,000-square-foot Chicago, Illinois, oil-based paint manufacturing facility to a third party for a purchase price of $10,125. True Value recorded a net gain of $9,080 on the sale. The sale of the property followed the relocation of the oil-based paint manufacturing operations to the Cary, Illinois, facility.

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

ITEM 3. LEGAL PROCEEDINGS.
($ IN THOUSANDS)

ACTIVE LEGAL MATTERS:

FLEGLES ACTION

     On February 12, 2003, a former True Value member, Flegles Inc. ("Flegles"), filed suit against True Value in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that True Value is liable to Flegles for the role True Value played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky, that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found True Value liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. As True Value believes that the verdict was rendered in error, it pursued post-trial motions before the Circuit Court, including a request that the verdict be set aside or that True Value be awarded a new trial. Such relief was denied by the Circuit Court and True Value is now pursuing its appeal for such relief in the Kentucky Appellate Court. True Value posted with the court a bond in an amount necessary to prevent Flegles from enforcing its judgment during the appeal. The parties have filed briefs with the Kentucky Appellate Court and are awaiting a date for oral arguments. True Value intends to continue to vigorously defend this case and does not believe that the ultimate resolution will have a material effect on results from operations or financial position.

CLAIMS AGAINST ERNST & YOUNG LLP

     True Value pursued claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. True Value contended that E&Y failed to properly discharge its duties to True Value and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in True Value's internal financial and operational controls. As a result, True Value was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). True Value accordingly reported a Net loss of $130,803 for the fiscal year ended December 31, 1999. True Value alleged that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. True Value began discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by True Value's engagement letter with E&Y, True Value and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful and again pursuant to the dispute resolution procedures, True Value filed its claim with the American Arbitration Association on July 31, 2002. The arbitration is subject to certain confidentiality requirements. Another effort at non-binding mediation between the parties began in December 2004 and was unsuccessful. Hearings before the arbitration panel occurred in early 2005.

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

     True Value will continue to explore all of its options to challenge both the reasonableness of E&Y's attorneys' fees and expenses and the authority of the panel to award attorneys' fees and expenses in any amount. On January 17, 2006, True Value filed a petition with the Circuit Court of Cook County to preserve its rights to further challenge the panel's authority to award any attorneys' fees and expenses and to vacate the final award when it is entered.

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

     The number of holders of record as of January 28, 2006 of each class of stock of True Value was as follows:

                                                                 NUMBER OF
                                                                  HOLDERS
                       TITLE OF CLASS                          OF RECORD(1)
                       --------------                          -------------
Class A common stock, $100 Par Value........................       4,701
Class B common stock, $100 Par Value........................       4,535

---------------

(1) Does not include holders of record whose shares have been reclassified from member's equity to liabilities resulting from the members' withdrawal from True Value membership and for which stock redemption procedures have not been completed.

     Dividends (other than patronage dividends) on the Class A common stock and Class B common stock, subject to the provisions of True Value's Certificate of Incorporation, may be declared out of retained earnings of True Value, as may be authorized by the board of directors. Dividends may be paid in cash, in property, in subordinated promissory notes, or in shares of the Class B common stock, subject to the provisions of the Certificate of Incorporation and the By-Laws. Other than the payment of patronage dividends, including the redemption of all nonqualified written notices of allocation, True Value has not paid dividends on its Class A common stock or Class B common stock. The board of directors does not plan to pay non-patronage dividends on either class of stock.

     In February 2006, the board of directors authorized the payment of a patronage dividend related to 2005. The patronage dividend was paid in March 2006 (see Item 1, "Business -- Distribution of Patronage Dividends" and "Business -- Loss Allocation to Members and Accumulated Deficit").

ISSUER PURCHASES OF EQUITY SECURITIES

     The number of shares of True Value's Class A common stock redeemed and the average price paid per share for each month in the fourth quarter of 2005 were as follows:

                                                          AVERAGE        TOTAL NUMBER     APPROXIMATE $
                                        TOTAL NUMBER     PRICE PAID      OF SHARES AS     VALUE THAT MAY
                                         OF SHARES       PER SHARE         PART OF       YET BE PURCHASED
                                          REDEEMED     BEFORE OFFSETS   ANNOUNCED PLAN      UNDER PLAN
                                        ------------   --------------   --------------   ----------------
CLASS A COMMON STOCK
October 2 -- October 29, 2005.........      2,340           $100               --             $  --
October 30 -- November 26, 2005.......      1,860            100               --                --
November 27 -- December 31, 2005......      4,440            100               --                --
                                           ------                            ----             -----
Total.................................      8,640                              --             $  --
                                           ======                            ====             =====

     In accordance with True Value's By-Laws, True Value offsets amounts due by its members against any amounts that it pays to the members on redemption of either their stock or their notes. Stock redemption liability is the aggregate value of the former members' equity investments after the offset of the loss allocation resulting from the 1999 loss, the 2001 loss and the accounts receivable owed by the former members. The value of Class A common stock, after all offsets, is paid in cash at the time of redemption.

ITEM 6. SELECTED FINANCIAL DATA.
($ IN THOUSANDS)

                                                      SELECTED FINANCIAL DATA
                                             AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2005         2004         2003         2002         2001
                                   ----------   ----------   ----------   ----------   ----------
Net revenue......................  $2,043,034   $2,023,887   $2,024,340   $2,175,451   $2,619,434
Gross margin.....................     232,852      222,077      220,436      246,918      271,794
Net margin/(loss)(1).............      47,555       43,213       21,221       21,153      (50,687)
Patronage dividends(2)...........      43,870       41,375       18,269       20,541           --
Total assets.....................     751,529      655,519      681,460      703,371    1,020,837
Current and non-current long-term
  third party debt and
  borrowings.....................     120,993       90,155      132,423      191,315      431,681
Current and non-current
  subordinated promissory and
  subordinated promissory
  installment notes payable......      73,071       80,146       59,859       64,886       82,606
Deferred stock redemptions and
  Redeemable nonqualified Class B
  non-voting common
  stock(3)(4)....................      20,410       21,626       56,864           --           --
Class A common stock(3)..........      30,464       30,490       31,440       50,120       49,896
Class B common stock(3)..........     118,885      102,187       96,542      176,945      174,448

---------------

(1) The 2004 increase in Net margin compared to 2003 was primarily due to the reduction in interest related to the August 29, 2003 refinancing of True Value's third-party debt.

    The 2001 Net loss of $50,687 was primarily due to Restructuring charges and other related expenses of $38,522 and the decline in participating members.

(2) No patronage dividend was issued for 2001 due to a net loss of $50,687, which was reported for that year.

(3) In 2003, True Value adopted Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Adoption of this standard impacted the classification of Class B common stock that is "non-qualified" (the "Nonqualified Class B common stock") and stock presented for redemption but deferred due to the moratorium.

    In 2003, Class A common stock and Class B common stock excludes approximately $18,841 and $82,718, respectively, of amounts not redeemed due to the stock moratorium. Class B common stock also excludes $33,868 of nonqualified Class B common stock. These amounts are included in Deferred stock redemptions and Redeemable nonqualified Class B common stock and are offset by Loss allocation of $27,941, Accumulated deficit of $9,933 and an offset of accounts receivable of $6,821 pursuant to True Value's agreements with its members. In 2002, Class A common stock and Class B common stock include approximately $15,475 and $47,033, respectively, of amounts not redeemed due to the stock moratorium. In 2001, Class A common stock and Class B common stock include approximately $11,699 and $34,712, respectively, of amounts not redeemed due to the stock moratorium (see Note 1, "Description of Business and Accounting Policies -- Capital Stock Redemption," to the Consolidated Financial Statements beginning at page F-1).

(4) In 2004, True Value lifted the moratorium on stock redemptions and redeemed shares for former shareholders who completed required stock redemption procedures. Accordingly, only Redeemable nonqualified Class B non-voting common stock was in this line for 2004 and 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
($ IN THOUSANDS)

OVERVIEW

     In 2005, True Value continued its multi-year improvement trend in its business, including the first Net revenue increase since 1999 and the fourth consecutive year-over-year Net margin increase. The 2005 Net margin of $47,555 was the highest since 1996.

     The 2005 Net revenue increase of $19,147 was the net result of two factors. First, same-store sales were up $39,171 due to new products and assortments and inflationary price increases. This was partially offset by a $20,704 revenue decline from net member attrition of 1%, almost half of the 1.9% decline experienced in 2004. The 2005 Net margin increased by $4,342 despite the net impact of two unusual items in 2005. In September, True Value recorded an $18,200 arbitration provision related to the E&Y matter (see Item 3, "Legal Proceedings -- Claims Against Ernst & Young LLP"). This impact to Net margin was reduced in half in December by a $9,080 gain on the sale of the Chicago, Illinois, oil-based paint manufacturing facility. After accounting for the net impact of the two unusual items in 2005, the Net margin increase was primarily due to the favorable results from the line review activities and continued expense reductions.

     Management expects both modest Net revenue growth and continued improvement in Net margin in 2006.

     Management utilizes a variety of key performance measures to monitor the health and progress of True Value's business. These measures are store count, revenue, gross margin percentage, operational and interest expense and debt.

     The following is a summary of the trends of the most significant key performance measures identified above:

  STORE COUNT:

                       (BAR CHART - YEAR-END STORE COUNT)
                              YEAR-END STORE COUNT

2002                                     6,567
2003                                     6,178
2004                                     6,025
2005                                     5,836

     Management begins its analysis of the financial health of True Value by measuring the number of stores and the level of patronage from True Value members. For several years after the 1999 loss, True Value experienced a sharp decline in its membership base. Since 2003, True Value has experienced success in stabilizing its membership base, which is one of the critical elements of its recent success. As demonstrated on the preceding chart, the rate of True Value's net store count decline has remained consistent over the last few years. Year-end store count figures include store terminations of 601, 355 and 401 in 2003, 2004 and 2005, respectively. Approximately 64%, 72% and 73% of these terminations were members who on average had warehouse and relay purchases of less than $75 from True Value in 2003, 2004 and 2005, respectively. Year-end store count figures also include new store gains of 212, 202 and 212 in 2003, 2004 and 2005, respectively. Management is projecting a modest 1.8% net decline in overall store count in 2006, assuming stable economic and competitive conditions and the continued improvement in the financial condition of True Value.

Management considers this a modest decline, as the number of industry-wide independent hardware stores is projected to decline at about a 1.0% rate for the next several years.

     In regard to the level of patronage from True Value members in 2005, approximately one quarter of the stores accounted for less than 5% of Net revenue. This relationship has been fairly consistent over the last several years. If True Value were to experience a significant decrease in this quartile of current members, the financial impact would not be significant.

  NET REVENUE:
(BAR CHART - NET REVENUE)

                                                                      NET REVENUE ($ IN MILLIONS)
                                                                      ---------------------------
2002                                                                            $2,175
2003                                                                            $2,024
2004                                                                            $2,024
2005                                                                            $2,043

     Following several years of declining Net revenue after the 1999 loss, driven primarily by declining membership, True Value's Net revenue stabilized in 2004 and increased in 2005. This 2005 increase in Net revenue was primarily due to an increase in same-store sales, which were driven by new products and assortments and inflationary price increases. A key metric utilized by management to assess the strength of Net revenue is year-to-year same-store sales. This metric represents year-to-year sales performance for member stores with at least two full fiscal years as members of True Value. Same-store sales increased for the second year in a row. In 2005, same-store sales increased by $39,171, or 1.9%, which is comparable to the 2004 increase of $38,005, or 1.9%, after declining by $40,076, or 1.8%, in 2003 and by $119,584, or 4.6%, in 2002.
True Value's management estimates that the modest 2005 Net revenue increase will continue in 2006.

  GROSS MARGIN %:
(BAR CHART)

                                                                            GROSS MARGIN %
                                                                            --------------
2002                                                                             11.4%
2003                                                                             10.9%
2004                                                                             11.0%
2005                                                                             11.4%

     A leading indicator of profitability, True Value's Gross margin, as a percentage of revenue, was 11.4% in 2005, up from 11.0% in 2004 and 10.9% in 2003. This increase in Gross margin percentage is directly attributable to the net effect of the vendor line review process, which began in the fall of 2004 to improve product assortments, enhance wholesale and retail pricing and drive additional warehouse sales. The vendor line reviews generated an increase in same-store sales, as discussed above, which led to an increase in Gross margin. In 2005, the line reviews continued to fund wholesale price reductions to the membership.

  OPERATING AND INTEREST EXPENSES:
(BAR CHART - OPERATING AND INTEREST EXPENSES)

                                                              OPERATING AND INTEREST EXPENSES ($ IN MILLIONS)
                                                              -----------------------------------------------
2002                                                                               $229
2003                                                                               $219
2004                                                                               $181
2005                                                                               $178

     A key component of True Value's turnaround success since 2000 has been its ability to reduce its cost structure. Management's actions, including restructuring actions, have focused on reducing the following expenses: logistics and manufacturing, selling, general and administrative, and interest paid to members and third parties. In 2005, True Value's lower operating expenses were partially offset by higher interest expense. Interest expense was higher due to an increase in interest rates, along with higher debt as a result of an increase in inventory levels. Third-party interest expense declined significantly in 2004 due to a full year effect from the August 29, 2003 refinancing. Also in 2004, member interest expense was slightly higher due to additional debt created by lifting the moratorium that was declared on stock redemptions in March 2000 due to the 1999 loss. In 2003, third-party interest expense includes the cost of $26,927 incurred with the refinancing of the Senior Debt, resulting from the write-off of the remaining unamortized balance of prepaid bank fees and old and new senior note make-whole interest costs. Management estimates stable expenses and a further profit increase in 2006.

  DEBT:
(BAR CHART - DEBT)

                                                                  TOTAL YEAR-END DEBT INCLUDING MEMBER DEBT ($ IN MILLIONS)
                                                                  ---------------------------------------------------------
                                                                      THIRD-PARTY DEBT                MEMBER DEBT            TOTAL
                                                                      ----------------                -----------            -----
2002                                                                       $191                           $65                $256
2003                                                                       $132                           $60                $192
2004                                                                       $ 90                           $80                $170
2005                                                                       $121                           $73                $194

     Total debt, shown above, includes all third-party debt and the current and long-term portions of subordinated member debt. In 2005, total debt increased over the prior year primarily due to an increase in inventory levels partially offset by the sale of the East Butler, Pennsylvania, warehouse and office facility and the Chicago, Illinois, paint manufacturing facility. Inventory was increased in order to improve seasonal and promotional product fill rates and for the establishment of two China warehouse operations to handle increased importing activities. True Value's management is enhancing its focus on improving the productivity of its inventory investment while still maintaining an acceptable product fill rate. Between 2002 and 2004, the primary contributors to True Value's debt reduction included: the sale leaseback of seven distribution centers, the sale of idle or underutilized assets, improved working capital management and lower operating expenses resulting from headcount and other expense reductions. The combination of improved operating performance and lower debt levels allowed True Value to refinance its third-party senior notes and revolving credit facility on August 29, 2003. Overall debt reductions in 2004 were achieved despite the increase in debt required to fund stock redemptions resulting from the lifting of the stock moratorium. In 2006, management anticipates a modest decrease in debt due to cash generated from operations.

     True Value's primary source of revenue is derived from the sale of hardware, paint and paint-related products, and general merchandise to member stores. These revenues result from shipments that originate from True Value's distribution facilities, as well as from shipments that go direct from True Value's vendors to member stores. In addition, True Value recognizes revenue for services provided to members and vendors, including primarily advertising and transportation fees.

     Costs of revenue include acquisition cost of merchandise (net of discounts and vendor incentives), warehousing and transportation costs, manufacturing costs for paint and paint-related products and costs related to other services provided to members.

     Selling and general administrative costs include headquarter and field personnel expenses, as well as marketing and information technology costs.

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

RESULTS OF OPERATIONS FOR 2005 COMPARED TO 2004

     In 2005, True Value's Net revenue and Net margin increased slightly from 2004. This was True Value's first Net revenue increase since 1999 and its fourth consecutive year-over-year Net margin increase. True Value also experienced a 3.1% net decline in member retail outlets with a corresponding 1.0% reduction in revenue.

  NET REVENUE

     A reconciliation of Net revenue between 2005 and 2004 follows:

                                                                             % OF
                                                                 NET       2004 NET
                                                               REVENUE     REVENUE
                                                              ----------   --------
                                                                ($ IN THOUSANDS)
2004 RESULTS................................................  $2,023,887    100.0%
                                                              ----------    -----
Same-store sales:
  Warehouse and relay revenue...............................      42,842      2.1%
  Vendor-direct revenue.....................................      (3,153)    (0.2)%
  Paint revenue.............................................        (518)    (0.0)%
                                                              ----------    -----
     Net same-store sales...................................      39,171      1.9%
                                                              ----------    -----
Change in participating members:
  Terminated members:
     Warehouse and relay revenue............................     (37,688)    (1.9)%
     Vendor-direct revenue..................................     (17,839)    (0.9)%
     Paint revenue..........................................      (3,132)    (0.1)%
                                                              ----------    -----
       Net terminated members...............................     (58,659)    (2.9)%
                                                              ----------    -----
  New members:
     Warehouse and relay revenue............................      20,834      1.0%
     Vendor-direct revenue..................................      15,375      0.8%
     Paint revenue..........................................       1,746      0.1%
                                                              ----------    -----
       Net new members......................................      37,955      1.9%
                                                              ----------    -----
          Net change in participating members...............     (20,704)    (1.0)%
Other revenue and cost of revenue...........................         680      0.0%
                                                              ----------    -----
  Total change..............................................      19,147      0.9%
                                                              ----------    -----
2005 RESULTS................................................  $2,043,034    100.9%
                                                              ==========    =====

     Net revenue for the year ended December 31, 2005 totaled $2,043,034, which was up $19,147, or 0.9%, compared to the same period last year. The Net revenue increase in the same-store sales category was partially offset by a Net revenue decline in the change in participating members' category. True Value's same-store sales increased $39,171, or 1.9%. Same-store sales were favorably impacted by various True Value programs and initiatives to drive merchandise sales, inflation and a continued improvement in the economy and member confidence in True Value. The primary initiative was the continued rollout of new product assortments resulting from the recent vendor line review activities. Partially offsetting the increase in same-store sales was a 3.1% net decline in the number of participating member retail outlets, resulting in revenue reduction of $20,704, or 1.0%. The 2005 net decline in revenue resulting from the change in participating member stores is almost a 50% improvement relative to the net decline experienced in 2004 of $37,508, or 1.9%.

  GROSS MARGIN

     A reconciliation of Gross margin between 2005 and 2004 follows:

                                                                           GROSS
                                                               GROSS      MARGIN %
                                                               MARGIN    OF REVENUE
                                                              --------   ----------
                                                                ($ IN THOUSANDS)
2004 RESULTS................................................  $222,077      11.0%
Hardware product............................................     3,866
Advertising.................................................     6,253
Accounting change (EITF 02-16)..............................     4,304
Paint product...............................................    (2,815)
Inventory reserves..........................................    (1,442)
Other.......................................................       609
                                                              --------
2005 RESULTS................................................  $232,852      11.4%
                                                              ========      ====

     Gross margin for the year ended December 31, 2005, increased by $10,775, or 4.9%, over the prior year, though product volume was essentially flat. Gross margin was favorably impacted by the hardware product category of $3,866, which consisted of warehouse, relay and direct merchandise products. The hardware product category was favorably impacted by the net benefit provided by vendor line review activities partially offset by higher freight-in costs. The line review activities help support True Value's primary initiative to continue the rollout of new product assortments and to lower wholesale pricing to the membership to drive warehouse sales. The higher freight-in costs were primarily due to increased importing and higher fuel cost.

     Also, a favorable advertising margin impacted Gross margin by $6,253 primarily due to a lower subsidy by True Value of regional advertising performed by member regional advertising groups and lower media and production costs in 2005 compared to 2004. In addition, the negative impact of $4,304 to the 2004 Gross margin from the application of Emerging Issues Task Force ("EITF") Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor ("EITF 02-16") did not reoccur in 2005 (see
Note 1, "Description of Business and Accounting Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1).

     The favorable Gross margin components discussed above were partially offset by unfavorable paint margin of $2,815 and inventory reserves of $1,442. The unfavorable paint margin of $2,815 was mainly due to higher raw material and production costs, lower volume, expenses incurred for outsourcing the manufacturing of brushes and for the relocation of the Chicago, Illinois, oil-based paint manufacturing operations to the Cary, Illinois, paint manufacturing plant. The unfavorable inventory reserve of $1,442 was related to increased levels of unproductive inventory.

                                                                             $ EXPENSE
                                                          2005      2004     (DECREASE)
                                                         -------   -------   ----------
Logistics and manufacturing expenses...................  $61,236   $63,411    $(2,175)

     Logistics and manufacturing expenses decreased by $2,175, or 3.4%, as compared to the same period last year. This decrease in expense is primarily due to efficiencies in logistics' outbound shipping, lower manufacturing administrative post-employment charges and the 2004 write-off of licensing fees related to True Value's Trading Spaces(TM) brand of paint products that did not reoccur in 2005. Partially offsetting these favorable items was increased staffing expense to support True Value's import and vendor compliance initiatives.

                                                                             $ EXPENSE
                                                         2005       2004     (DECREASE)
                                                       --------   --------   ----------
Selling, general and administrative expenses.........  $102,527   $104,772    $(2,245)

     Selling, general and administrative ("SG&A") expenses decreased by $2,245, or 2.1%, as compared to the prior year. SG&A expenses decreased primarily due to lower rents and leases of $2,590 mainly as a result of a Hagerstown, Maryland, facility lease that was terminated in November 2004. In addition, depreciation and amortization expense was lower by $3,626 as the conversion fund (see Note 1, "Description of Business and Accounting
Policies -- Conversion Funds," to the Consolidated Financial Statements beginning at page F-1) and certain capital investments in software became fully amortized. Partially offsetting these favorable items was a lower bad debt benefit of $2,355, as 2004 included favorable collections on terminated member accounts and notes receivable that did not occur at the same level in 2005 (see
Note 1, "Description of Business and Accounting Policies -- Allowance for Doubtful Accounts," to the Consolidated Financial Statements beginning at page F-1). Also, labor was unfavorable by $1,068 primarily due to higher bonus expense and 401(k) contributions as a result of higher achievement of performance targets in 2005 versus 2004. These unfavorable components of labor were partially offset by lower severance charges and favorable claims related to group medical insurance and workers' compensation.

                                                                             $ EXPENSE
                                                             2005     2004   INCREASE
                                                            -------   ----   ---------
Arbitration provision.....................................  $18,200   $ --    $18,200

     True Value recorded a reserve in the third quarter of 2005 related to the arbitration panel's decision in the E&Y matter (see Item 3, "Legal
Proceedings -- Claims Against Ernst & Young LLP," for further details).

                                                             2005     2004   $ INCREASE
                                                            -------   ----   ----------
(Gain)/loss on sale of assets.............................  $(8,333)  $228     $8,561

     (Gain)/loss on sale of assets was income of $8,333 for 2005 compared to $228 of expense in 2004. This change was predominantly due to the $9,080 gain on sale of the Chicago, Illinois, manufacturing facility that was sold on December 28, 2005.

                                                                              $ EXPENSE
                                                             2005     2004    INCREASE
                                                            ------   ------   ---------
Third-party interest expense..............................  $8,706   $7,379    $1,327

     Third-party interest expense increased by $1,327, or 18.0%, as compared to the same period last year. This increase in expense is primarily due to higher interest rates and a higher average debt level as a result of increased inventory levels.

                                                                          $ NET MARGIN
                                                       2005      2004       INCREASE
                                                      -------   -------   -------------
Net margin..........................................  $47,555   $43,213      $4,342

     The 2005 Net margin of $47,555 increased from a Net margin of $43,213 for the same period a year ago. The primary reasons for the $4,342 increase were a higher Gross margin and the gain on asset sale, partially offset by the arbitration provision as discussed above.

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

NET REVENUE AND GROSS MARGIN

     A reconciliation of Net revenue and Gross margin between 2004 and 2003 follows:

                                                           % OF                  GROSS
                                               NET       2003 NET    GROSS      MARGIN %
                                             REVENUE     REVENUE     MARGIN    OF REVENUE
                                            ----------   --------   --------   ----------
                                                          ($ IN THOUSANDS)
2003 RESULTS..............................  $2,024,340    100.0%    $220,436      10.9%
                                            ----------    -----     --------      ----
Same-store sales:
  Warehouse and relay revenue.............      15,034      0.7%       6,142
  Vendor-direct revenue...................      15,408      0.8%         (53)
  Paint revenue...........................       7,563      0.4%      (2,263)
                                            ----------    -----     --------
     Net same-store sales.................      38,005      1.9%       3,826
                                            ----------    -----     --------
Change in participating members:
  Terminated members:
     Warehouse and relay revenue..........     (42,997)    (2.1)%     (7,150)
     Vendor-direct revenue................     (18,662)    (0.9)%       (205)
     Paint revenue........................      (3,683)    (0.2)%     (1,673)
                                            ----------    -----     --------
       Net terminated members.............     (65,342)    (3.2)%     (9,028)
                                            ----------    -----     --------
  New members:
     Warehouse and relay revenue..........      17,619      0.8%       2,540
     Vendor-direct revenue................       8,611      0.4%          40
     Paint revenue........................       1,604      0.1%         537
                                            ----------    -----     --------
       Net new members....................      27,834      1.3%       3,117
                                            ----------    -----     --------
          Net change in participating
            members.......................     (37,508)    (1.9)%     (5,911)
Other revenue and cost of revenue.........        (950)    (0.0)%      3,726
                                            ----------    -----     --------
  Total change............................        (453)    (0.0)%      1,641
                                            ----------    -----     --------
2004 RESULTS..............................  $2,023,887    100.0%    $222,077      11.0%
                                            ==========    =====     ========      ====

     Net revenue for the year ended December 31, 2004, totaled $2,023,887, which was flat compared to 2003. The Net revenue increase in the same-store sales category was offset by declines in the participating member store sales and other revenue categories. True Value's same-store sales increased $38,005, or 1.9%. Same-store sales were favorably impacted by various True Value programs and initiatives to drive merchandise sales, as well as an improved economy and renewed member confidence in True Value. Partially offsetting the increase in same-store sales was a 2.5% net decline in the number of participating member retail outlets, resulting in revenue reduction of $37,508, or 1.9%. The 2004 net decline in revenue resulting from the change in participating member stores is an improvement relative to the net decline experienced in 2003 of $94,013, or 4.3%. The remaining revenue reduction in other revenue of $950 was primarily due to the impact of EITF 02-16 on advertising revenue (see Note 1, "Description of Business and Accounting Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1). In addition, Net revenue was favorably impacted by two extra ship days in 2004 compared to 2003; this effect was predominantly offset by wholesale product price reductions (excluding commodity items) that lowered revenue by an incremental $9,019, as compared to the prior year.

     Gross margin for the year ended December 31, 2004, increased by $1,641, or 0.7%, over the prior year. Same-store sales gross margin increased $3,826 due to volume increases discussed above, offset by lower paint margins due to raw material price increases and costs of $2,377 incurred to implement the new "Color Made Simple" paint program. Another contributing factor reducing Gross margin was the net decline in participat-ing member stores, lowering Gross margin by $5,911. Although the net decline in participating member stores caused a Gross margin reduction, it was an improvement, as 2003 had a Gross margin loss of $13,374 from a net decline in participating member stores. The wholesale product price reductions that lowered revenue did not unfavorably impact Gross margin, as lower product acquisition cost from suppliers more than offset the wholesale product price reductions.

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

                                                                              $ EXPENSE
                                                           2004      2003     INCREASE
                                                          -------   -------   ---------
Logistics and manufacturing expenses....................  $63,411   $62,066   $   1,345

     Logistics and manufacturing expenses increased by $1,345, or 2.2%, as compared to the prior year. This increase in expense is mainly due to transportation administrative cost increases of $913 primarily related to staffing in the vendor compliance and global sourcing departments. In addition, manufacturing expenses increased $870 principally due to post-employment charges and the write-off of licensing fees related to True Value's Trading Spaces(TM) brand of paint products. Partially offsetting this increase were 2003 expenses that did not reoccur in 2004, including severance and facility exit costs of $490.

                                                                              $ EXPENSE
                                                           2004      2003     INCREASE
                                                         --------   -------   ---------
Selling, general and administrative expenses...........  $104,772   $99,170    $5,602

     SG&A expenses increased by $5,602, or 5.6%, as compared to 2003. The increase in SG&A expenses was primarily due to the application of EITF 02-16 (see Note 1, "Description of Business and Accounting Policies -- Consideration Given by a Vendor," to the Consolidated Financial Statements beginning at page F-1). In 2003, amounts both earned and expensed related to markets of $13,607 were recorded net in SG&A expenses; in 2004, these amounts were recorded in Net revenue and Cost of revenue as applicable. Excluding the EITF 02-16 impact, SG&A expenses would have decreased by $8,617. Reductions in depreciation and amortization and bad debt expense were offset by increases in labor and related items. Depreciation and amortization expense was lower by $8,572 primarily due to capital investments incurred after the 1997 merger becoming fully depreciated or amortized during 2003 and 2004. Bad debt provisions generated a reduction in SG&A expense of $3,425 compared to 2003 primarily due to favorable collections experience on current and terminated member accounts and notes receivables. Labor costs increased $2,295 due to annual merit increases, post-employment charges due to departmental reorganizations, group medical insurance costs and modest increases in additional headcount to facilitate True Value merchandise sales initiatives. These increases were partially offset by lower bonus expense and 401(k) contributions due to lower achievement of performance targets in 2004 versus 2003.

                                                                             $ EXPENSE
                                                           2004     2003     (DECREASE)
                                                          ------   -------   ----------
Third-party interest expense............................  $7,379   $51,724    $(44,345)

     Third-party interest expense decreased $44,345, or 85.7%, as compared to the prior year. The primary reasons for the decrease were related to the August 29, 2003 refinancing. The lower interest rate achieved in the refinancing resulted in lower interest costs in 2004 versus 2003 of $9,167. In addition, costs related to the August 2003 refinancing and to prior debt agreements did not reoccur in 2004. These costs included the write-off of deferred fees related to the prior debt agreements of $26,927, amortization of senior note make-whole interest cost related to prior year's senior note prepayments of $4,579 and amortization of bank fees of $2,703. See "Other income, net" for related debt forgiveness.

                                                                              $ INCOME
                                                         2004       2003     (DECREASE)
                                                        -------   --------   ----------
Other income, net.....................................  $(3,018)  $(20,304)   $(17,286)

     Other income, net, decreased $17,286, or 85.1%, as compared to the prior year. This decrease in other income was primarily the result of three 2003 gains that did not reoccur in 2004. In April 2003, True Value recognized a gain of $7,133 of unamortized income related to terminated agreements associated with the sale of the lumber business to Builder Marts of America, Inc. ("BMA") in December 2000. True Value also recognized a gain on debt forgiveness of $7,706 related to the debt refinancing on August 29, 2003. Finally, litigation settlements in 2003 resulted in gains of $5,538. These gains were partially offset by a 2003 impairment charge of $2,005 primarily related to equipment held for sale at the East Butler, Pennsylvania, facility that did not reoccur in 2004.

                                                                           $ NET MARGIN
                                                        2004      2003       INCREASE
                                                       -------   -------   ------------
Net margin...........................................  $43,213   $21,221     $21,992

     The 2004 Net margin of $43,213 increased from the 2003 Net margin of $21,221. The primary reason was the reduction in interest related to the August 29, 2003 refinancing of True Value's third-party debt and other changes as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     True Value used cash of $8,823 from operating activities for 2005 while it generated cash from operating activities for 2004 and 2003 in the amounts of $66,344 and $32,807, respectively. The change in cash generated from operating activities in 2004 to cash used from operating activities in 2005 was primarily due to increased inventory in order to improve seasonal and promotional product fill rates and new product offerings. In addition, inventory increased with the establishment of two China warehouse operations in the third quarter of 2005 to handle increased importing activities. True Value's management is enhancing its focus on improving the productivity of its inventory investment while still maintaining an acceptable product fill rate. The increase in cash generated from operating activities in 2004 compared to 2003 was due to the improvement in Net margin of $21,992 in 2004 from 2003. This increase was predominantly due to the reduction in interest expense in 2004 from 2003 that was generated from the refinancing of its Senior Debt on August 29, 2003.

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

     In 2005, True Value's major working capital components unfavorably impacted cash from operations compared to 2004 as the increase in Inventory of $84,835 and Accounts receivable of $28,280 was only partially offset by the increase in Accounts payable of $18,975. Inventory increased significantly over 2004 as discussed above and was slightly offset by an increase in Accounts payable. Accounts payable did not increase proportionately to Inventory as True Value's "DPO" (Days Payable Outstanding) decreased to 58.3 in 2005 compared to 61.7 in 2004. The lower DPO was mainly due to the required prepayment for imported merchandise. Also, True Value's DPO was unfavorable due to a lower 2005 inventory turnover ratio of 3.8 compared to 4.3 in 2004, which required the payment for a greater amount of merchandise inventory before it was sold compared to 2004. Accounts receivable increased mainly due to increased sales in the fourth quarter of 2005 compared to 2004 and the timing of collections on vendor receivables, partially offset by an improved 13-month average member receivable "DSO" (Days Sales Outstanding) that declined to 37.8 in 2005 compared to 38.5 in 2004.

     In 2004, True Value's major working capital components did not significantly impact cash from operations as Accounts receivable, Inventory and Accounts payable remained flat compared to 2003. Even though True Value's 13-month average member receivable DSO declined to 38.5 compared to 39.6 in 2003, it did not generate additional cash flow, as the lifting of the moratorium on common stock redemptions in July 2004 allowed True Value to set off a substantial amount of the older accounts receivable against the member's common stock investment.

     In 2003, True Value's major working capital components did not significantly impact cash from operations as Accounts receivable remained flat compared to 2002. True Value's 13-month average member receivable DSO was also flat at 39.6 for 2003 compared to 39.7 days for 2002. Additionally, Inventory and Accounts payable in 2003 increased compared to 2002 by $50,880 and $38,614, respectively, as a result of programs implemented to improve fill rates and increase levels of imported product.

     True Value generated cash from investing activities in 2005 and 2003 of $7,223 and $13,065, respectively, while it used cash from investing activities in 2004 in the amount of $9,827. Investing activities include capital expenditures, proceeds from sales of properties and restricted cash activities. The change to cash generated from investing activities in 2005 from cash used from investing activities in 2004 was predominantly due to the increase in proceeds from the sale of properties in 2005, which increased to $22,098 from $549 in 2004. This increase in proceeds from the sale of properties in 2005 was principally related to the sale of the Chicago, Illinois, oil-based paint manufacturing facility on December 28, 2005, and the sale of the East Butler, Pennsylvania, facility on April 20, 2005.

     The change to cash used from investing activities in 2004 from cash generated from investing activities in 2003 was due to the elimination of restricted cash in 2003 as a result of the debt refinancing, which provided cash of $15,755.

     Total capital expenditures, excluding expenditures under capital leases, were $14,875, $11,874 and $6,825 for the years 2005, 2004 and 2003, respectively. Capital expenditures are comprised of various building improvements and purchases of additional equipment and technology at True Value's distribution centers, manufacturing facilities and at its corporate headquarters. True Value's management has forecasted that the capital expenditure investment for 2006 will exceed $18,000 due primarily to increased investment spending on information systems enhancements, transportation equipment and paint manufacturing facilities and equipment.

     True Value generated cash from its financing activities in 2005 of $4,386. The cash was generated from proceeds from the Manchester Mortgage in the amount of $21,600 (see Note 4, "Debt Arrangements -- Mortgage Transaction," to the Consolidated Financial Statements beginning at page F-1) and increased borrowings from the Bank Facility in the amount of $5,600. These proceeds were used to fund the additional amount of True Value's operating activities that were not covered by its investing activities, as well as for payments of notes, long-term debt, lease obligations and the patronage dividend.

     The net excess cash generated from operating and investing activities in 2004 and 2003 was used primarily for financing activities, which used cash of $58,529 and $45,639 for 2004 and 2003, respectively. In particular, True Value applied the cash to reducing its long-term and short-term financing in both years. In addition, in 2004 True Value used cash for payment of the patronage dividend and the redemption of Class A and Class B common stock related to lifting the moratorium (see Item 1,"Business -- Capital Stock Redemption"). In 2003, cash was also used for payment of the patronage dividend.

     Cash and cash equivalents at December 31, 2005, 2004 and 2003 were $10,008, $7,222 and $9,234, respectively. As of December 31, 2005 and 2004, the borrowings under the Bank Facility were $93,900 and $88,300, respectively.

     True Value's net working capital at December 31, 2005, 2004 and 2003, was $139,769, $87,047 and $50,602, respectively. The current ratio at December 31, 2005, 2004 and 2003 was 1.31, 1.22 and 1.11, respectively. The change in both the working capital and current ratio between 2005 and 2004 was primarily due to the higher inventory levels that were not fully offset by the increase in Accounts payable. The Manchester Mortgage transaction that classified $21,070 from current maturities to long-term debt was significantly offset by the arbitration provision included in Accrued expenses. The change in both the working capital and current ratio between 2004 and 2003 was primarily due to the classification of the Bank Facility borrowings between long-term debt and current maturities. The classification is based on True Value's projection of seasonal working capital needs. For each year presented, the amount of the Bank Facility classified as long-term debt represents the expected lowest level of borrowings during the next 12 months. At December 31, 2005, $13,900 of the $93,900 in Bank Facility borrowings was estimated to be paid down during the next 12 months; accordingly, $80,000 was classified as long-term. At December 31, 2004, the Bank Facility borrowings of $88,300 were estimated to be the lowest level of borrowings for the next 12 months; accordingly, the entire balance was classified as long-term. At December 31, 2003, $71,600 of the $131,600 in the Bank Facility borrowings was estimated to be paid down during the following 12 months; accordingly, $60,000 was classified as long-term.

     True Value's management believes that its cash from operations and existing credit facilities will provide sufficient liquidity to meet its working capital needs, planned capital expenditures and debt obligations due to be repaid in 2006. The Bank Facility should provide sufficient liquidity for future needs until it expires in 2008.

CASH REQUIREMENTS

     Below is the current schedule of the expected cash outflows necessary to meet financial commitments for 2006 and thereafter:

                                                       2007 &    2009 &
                                             2006       2008      2010     THEREAFTER    TOTAL
                                           --------   --------   -------   ----------   --------
                                                             ($ IN THOUSANDS)
Bank Facility(1).........................  $     --   $ 93,900   $    --    $     --    $ 93,900
Real Estate Mortgage(2)..................       530      1,172     1,341      18,557      21,600
Interest on Real Estate Mortgage.........     1,440      2,766     2,597      10,983      17,786
Subordinated promissory installment
  notes..................................     6,329     12,658     1,085          --      20,072
Subordinated promissory notes(3).........    16,326     33,245     1,228          --      50,799
Interest on subordinated promissory and
  subordinated promissory installment
  notes..................................     4,448      4,487       222          --       9,157
Accrued stock redemption liability(4)....       810        695       695          --       2,200
Capital lease obligations................     1,349      1,862     1,214       1,068       5,493
Operating lease obligations..............    32,568     57,072    52,387     196,874     338,901
Purchase obligations(5)..................    95,988         --        --          --      95,988
Redeemable nonqualified Class B
  non-voting common stock................        --         --        --      20,410      20,410
                                           --------   --------   -------    --------    --------
Total....................................  $159,788   $207,857   $60,769    $247,892    $676,306
                                           ========   ========   =======    ========    ========

-------------------------
(1) Borrowings under the Bank Facility fluctuate with the seasonal needs of the business. There are no required payments until the maturity of the Bank Facility in August 2008. Interest on the Bank Facility is variable at either the London Interbank Offering Rate ("LIBOR") or prime plus, in either case, an additional amount of interest determined based on a performance-based pricing grid.

(2) On December 29, 2005, True Value entered into the Manchester Mortgage of $21,600. The Manchester Mortgage is a 20-year fully amortizing loan at a fixed rate of 6.74% with a maturity date of January 1, 2026. Net proceeds were used to reduce borrowings under True Value's variable rate revolving credit facility.

(3) The amounts reflect payments as scheduled; however, prior experience indicates that a significant portion of the subordinated promissory notes will likely be renewed, extending the maturity for an additional three years. In 2005 and 2004, this renewal rate was approximately 77% and 70%, respectively.

(4) As of December 31, 2005, True Value had shareholders that discontinued their purchasing activities with True Value and requested that their stock be redeemed but who had not completed the redemption procedures. True Value classified this $2,200 of stock redemption liability as $810 in Current maturities of long-term debt, notes and capital lease obligations and $1,390 in Long-term debt including notes and capital lease obligations, less current maturities.

(5) Purchase obligations represent commitments under open purchase orders, are typically short-term and fluctuate with the seasonality of True Value's business. Also, purchase obligations are part of a cycle where they are continuously converted into inventory and new purchase obligations are created.

  DEBT DISCUSSION

     True Value's total debt was $194,064 and $170,301 at December 31, 2005 and 2004, respectively. In 2005, True Value increased its debt level primarily for use in its operations.

     True Value's debt consisted of the following at December 31:

                                                                  2005        2004
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Bank Facility...............................................    $ 93,900    $ 88,300
Real Estate Mortgage........................................      21,600          --
Capital lease obligations...................................       5,493       1,855
                                                                --------    --------
Total third-party debt......................................     120,993      90,155
Member debt: Subordinated promissory and
  subordinated promissory installment notes.................      73,071      80,146
                                                                --------    --------
Total debt..................................................    $194,064    $170,301
                                                                ========    ========

     The change in True Value's debt balances was as follows for years ending December 31:

                                                                  2005        2004
                                                                --------    --------
                                                                  ($ IN THOUSANDS)
Beginning balance...........................................    $170,301    $192,282
Increase/(paydown) from cash generated/used from operations,
  net of other uses.........................................      34,519     (60,207)
Redemption of stock.........................................       5,169      38,226
Miscellaneous asset sale proceeds...........................     (15,925)         --
                                                                --------    --------
Ending balance..............................................    $194,064    $170,301
                                                                ========    ========

     True Value had outstanding borrowings under the Bank Facility of $93,900 and $88,300 at December 31, 2005 and 2004, respectively. The weighted average interest rate on these borrowings was 6.1% and 4.7% at December 31, 2005 and 2004, respectively. True Value's weighted average interest rate on its total debt was 6.25% and 5.7% at December 31, 2005 and 2004, respectively.

  BANK FACILITY

     On August 29, 2003, True Value entered into a four-year $275,000 Bank Facility. The Bank Facility was used to refinance the then existing third-party senior debt at a substantially lower interest rate. Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability at December 31, 2005, was $150,006.

     True Value amended its Bank Facility on May 6, 2005, primarily to lower the interest rates charged on this debt, extend the term of the Bank Facility for one year to August of 2008 and ease certain restrictive language, which had the primary effect of increasing the spending limitations on capital expenditures, leases and various distributions to members.

     The interest rate charged for Bank Facility borrowings is variable at either LIBOR or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. Based on this performance pricing grid, True Value achieved 0.25% of improved variable pricing effective May 1, 2004. The performance-based pricing grid was amended in May 2005 to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Based on this amended performance pricing grid, True Value achieved 0.75% of improved variable pricing effective May 11, 2005. As of December 31, 2005 and 2004, the Bank Facility interest rate was 6.1% and 4.7%, respectively, as the decrease to interest cost resulting from the amended performance grid was more than offset by an increase in the underlying LIBOR and prime rates. The unused commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 1.625% and 1.875% at December 31, 2005 and 2004, respectively. Fees paid for obtaining the Bank Facility totaled $3,752, and these fees are being amortized by True Value over the term of the Bank Facility.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1.1 to 1. As of December 31, 2005, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value is therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

     In December 2005, True Value amended the Bank Facility to allow True Value to enter into additional third-party debt secured by assets previously collateralizing the Bank Facility. See "Mortgage Transaction" below.

     In February 2006, True Value amended the Bank Facility to modify certain terms in the calculation of the borrowing base and the fixed charge coverage ratio, to remove the limitation on lease transactions and to ease restrictions on transactions with members. The borrowing base formula was modified to increase the maximum collateral value of inventory assets from $160,000 to $175,000. The modification to the fixed charge coverage calculation clarified terms, improved the reported ratio and had no impact on the performance pricing grid or compliance.

  MORTGAGE TRANSACTION

     On December 29, 2005, True Value entered into the Manchester Mortgage of $21,600. The Manchester, New Hampshire, facility has a net book value of $10,143. The Manchester Mortgage is a 20-year fully amortizing loan at a fixed rate of 6.74% with a maturity date of January 1, 2026. Net proceeds were used to reduce borrowings under True Value's variable rate Bank Facility.

  SUBORDINATED PROMISSORY AND SUBORDINATED PROMISSORY INSTALLMENT NOTES

     Subordinated promissory notes are issued from time to time for partial payment of the annual patronage dividend. Subordinated promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of True Value as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are often extended at the option of the member, for a three-year period, at interest rates established by True Value and substantially equivalent to competitive market rates of comparable instruments. In 2005 and 2004, approximately 77% and 70%, respectively, of notes scheduled to mature in those years were extended for an additional three years. True Value anticipates that this practice of extending notes, based on historical results, will continue.

     Subordinated promissory installment notes are issued in payment of the redemption of qualified Class B common stock upon termination of membership in the cooperative (see Item 1, "Business -- Capital Stock Redemption").

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

     - Accounts and notes receivable, net of allowance for doubtful accounts -- At December 31, 2005, accounts receivable, net of $1,420 in allowance for doubtful accounts, was $226,899. True Value determined the allowance based upon its evaluation of known requirements, aging of receivables, historical experience, the current economic environment and its ability to set off against any unpaid receivable amounts due to members for stock, notes, interest and declared and unpaid dividends. While True Value believes it has appropriately considered known or expected outcomes, its members' ability to pay their obligations, including those to True Value, could be adversely affected by declining sales of hardware at retail resulting from such factors as contraction in the economy, loss of memberships or intense competition from chain stores, discount stores, home centers and warehouse stores.

     - Inventories, net of valuation reserves -- At December 31, 2005, inventories, net of $17,524 in valuation reserves, were $334,018, and reflect the reductions from cost in order to state inventories at the lower of cost or market. The lower of cost or market valuation considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. True Value estimated realizable value based on an analysis of historical trends related to its distressed inventory. This analysis compares current levels of active, new and discontinued inventory items to the prior 12-month actual demand, ages these items based on such demand and then applies historical loss rates to the aged items. In addition, based upon known facts and circumstances, reserves for specific inventory items were made. Also, a review of all inventory items over certain thresholds was performed to ascertain if specific reserves were required. Additional downward valuation adjustments could be required should any of the following events occur: 1) a significant contraction in the current economic climate, resulting in retailers being unwilling to accept deliveries of advance orders placed, 2) True Value electing not to ship inventories to retailers who pose a greater credit risk than appropriate or 3) an unanticipated decline in retail outlets or a significant contraction in True Value's warehouse stock replenishment business for selected product categories. Potential additional downward valuation adjustments would also be required by True Value in the event of unanticipated additional excess quantities of finished goods and raw materials and/or from lower disposition values offered by the parties who normally purchase surplus inventories.

     - Asset impairment -- For purposes of determining property impairment, management reviews long-lived assets based on a geographic region or a revenue producing activity, as appropriate. The impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. In 2005, True Value recorded an impairment charge of $942 to write-down its East Butler, Pennsylvania, facility to fair value. No asset impairment charges were recorded in 2004. In 2003, True Value recorded asset impairment charges of $2,005 relating primarily to equipment held for use at the East Butler, Pennsylvania, facility. The asset impairment charges impacted True Value's hardware segment and are included in Operating expenses under the "Other income, net" caption in the accompanying Consolidated Statement of Operations.

     - Goodwill -- At December 31, 2005, the accompanying Consolidated Balance Sheet reflects $91,474 of goodwill. Goodwill is tested for impairment using a discounted cash flow analysis by each reporting unit (Hardware and Paint manufacturing). This test is completed annually unless significant events necessitate a more frequent test. True Value determined as of December 31, 2005, that no impairment exists. There are inherent uncertainties related to the factors utilized to assess impairment and in management's judgment in applying them to the analysis of goodwill impairment. It is possible that assumptions underlying the impairment analysis will change in such a manner that impairment in value may occur in the future.

     - Deferred tax assets -- At December 31, 2005, the accompanying Consolidated Balance Sheet reflects $60,615 of deferred tax assets, principally related to net operating loss carryforwards, deferred gain recognition and nonqualified notices of allocation. These deferred tax assets, net of deferred tax liabilities of $2,578, are offset by a full valuation allowance at December 31, 2005. True Value had approximately $26,038 of tax operating loss carryforwards available to offset future taxable income. In general, such carryforwards must be utilized within 20 years of incurring the net operating loss. At December 31, 2005, True Value concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are retained by True Value and not distributed to members as patronage dividends.

     - Accrued expenses -- At December 31, 2005, the accompanying Consolidated Balance Sheet reflects $88,811 of accrued expenses, principally related to compensation, benefits, arbitration provision and other operating expenses. True Value works with an actuarial firm in the valuation of benefit obligations. True Value selects certain actuarial assumptions on which to base the calculation of the actuarial valuation of the obligation, such as the discount rate (interest rate used to determine present value of obligations payable in the future), medical trend rate, expected return on assets and mortality tables to determine the expected future benefit obligations. The discount rate was based on an analysis of bond rates with terms that have similar duration as the pension liabilities. The medical trend rate was based on an analysis of inflation rates and medical inflation rates and the long-term trend for these rates. The expected return on assets was based on an analysis of historical real returns on True Value's portfolio mix over 30-year periods. This analysis produced a range of rates that True Value adjusted for a future inflation factor and the impact of trust fees. True Value used a rate within this range of rates. To the extent that the actual rates and mortality vary from the assumptions used to determine the present actuarial valuation of these benefits, True Value may have to increase its provision for expenses.

     The assumptions used to determine True Value's pension obligations for all plans were as follows for the years ended December 31:

                                                              2005    2004
                                                              -----   -----
Weighted average assumptions:
  Discount rate.............................................  5.25%   5.50%
  Expected return on assets.................................  8.00%   8.00%
  Rate of compensation increase.............................  3.50%   3.50%

     Assumed discount rates and expected return on assets have a significant effect on the amounts reported for the pension plans. A one-percentage point change in assumed discount rates and expected return on assets would have the following effects:

                                                              ONE PERCENT   ONE PERCENT
                                                               DECREASE      INCREASE
                                                              -----------   -----------
                                                                  ($ IN THOUSANDS)
Sensitivity to Discount Rate
  Projected Benefit Obligation as of 12/31/2005.............    $8,425        $(7,669)
                                                                ------        -------
  2005 Pension expense......................................       804           (789)
  2005 Settlement expense...................................       757           (701)
                                                                ------        -------
  Total 2005 Pension expense................................     1,561         (1,490)
                                                                ======        =======
Sensitivity to Expected Return on Assets
  2005 Expected Return on Assets............................      (646)           646

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ IN THOUSANDS)

     True Value's operations are subject to certain market risks, primarily interest rate risk and credit risk. Interest rate risk pertains to True Value's variable rate debt, which had approximately $93,900 outstanding at December 31, 2005. A 50 basis point movement in interest rates would result in an approximate $470 annualized increase or decrease in interest expense and cash flows based on the outstanding balance at December 31, 2005.

     For the most part, True Value manages interest rate risk through a combination of variable and fixed-rate debt instruments with varying maturities. True Value demonstrated this method of managing interest rate risk when it entered into a 20-year fixed rate mortgage on its Manchester, New Hampshire distribution facility in December 2005 and used the proceeds to reduce borrowing under its variable rate Bank Facility that expires in 2008. As required by the Bank Facility, True Value has purchased interest rate caps that limit its risk on $25,000 of variable rate debt to maximum underlying LIBOR rates of 3.5% through August 2007 and 4.5% for the remaining term, which expires in August 2008. The three-month LIBOR at December 31, 2005 was approximately 4.5%. True Value marks to market the interest rate caps and the 2005 and 2004 gains of $233 and $293, respectively, are reflected as a component of Third-party interest expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     True Value's Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, True Value's disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15d - 15(e) under the Securities Exchange Act of 1934, as amended) are effective based on the evaluation required by paragraph (b) of Rules 13a - 15 or 15d - 15. There has been no change in True Value's internal control over financial reporting identified in connection with reaching the conclusion described above that occurred during True Value's fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, True Value's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     True Value believes it is in compliance with all Securities and Exchange Commission ("SEC") Form 8-K filings and although deregistration does not require the filing of a separate Form 8-K, True Value believes it is significant to disclose in this SEC Form 10-K.

     On December 14, 2005, with the unanimous approval of the board of directors, True Value filed Form 15 with the SEC to deregister its Class A common stock. This deregistration alleviates True Value of the SEC requirements and costs associated with SEC reporting.

     Though True Value was never a publicly traded company, it was a registrant of the SEC since 1963 because of the deemed benefits afforded by registration at the time. Additionally, while True Value in the past has issued public debt, the last of such debt was redeemed in 2003. Since True Value no longer has public debt nor intends to have public debt, the board of directors viewed this as an appropriate time to deregister.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and senior executive officers (officers who report directly to the CEO) of True Value or are nominated or selected to be directors or senior executive officers of True Value as of the date of this filing are:

                NAME                  AGE             POSITIONS HELD AND BUSINESS EXPERIENCE
                ----                  ---             --------------------------------------
Bryan R. Ableidinger................  57    Chairman since April 29, 2003. Director since August 2000.
                                            Owner/operator of retail hardware business since 1975.

Cathy C. Anderson...................  56    Senior Vice President, General Counsel and Corporate
                                            Secretary since February 17, 2003. Previous position was
                                            Executive Vice President, General Counsel and Secretary,
                                            Alliant Foodservice, Inc., 1995 -- 2002.

Richard E. George, Jr...............  66    Director since November 2005. President and CEO of R.G.
                                            Trends, Inc. Prior positions include Chairman and CEO of
                                            Ulta 3 Cosmetics & Salon, Inc. and President and CEO of
                                            Osco Drug, Inc. Active member of Alpha Capital's CEO
                                            Advisor Group. Also serves as a non-executive Chairman of
                                            the Board for Factory Card & Party Outlet Corp and Factory
                                            Connection LLC.

Michael S. Glode....................  56    Director since April 2003. Owner/operator of retail
                                            hardware business since 1970.

Michael Haining.....................  50    Senior Vice President, Logistics and Manufacturing since
                                            January 1, 2005. Senior Vice President, Distribution/
                                            Logistics and Manufacturing, January 1, 2004 -- December
                                            31, 2004. Previous position with True Value was Senior Vice
                                            President, Distribution and Logistics, April 21,
                                            2003 -- December 31, 2003. Prior positions include
                                            independent consultant providing supply chain consulting to
                                            Fortune 500 companies, 2002 -- 2003; and at Kraft Foods
                                            North America, Vice President Supply Chain, 1999 -- 2002,
                                            Senior Director, Distribution and Supply Chain,
                                            1998 -- 1999, and Director of Operations, Strategic,
                                            1996 -- 1998.

Thomas S. Hanemann..................  66    Director since October 2002. President and Chief Executive
                                            Officer November 2, 2004 -- June 11, 2005. Chief manager of
                                            Chandler-Hanemann, LLC, an upscale prepared food business, since 1999. Prior positions include President and Director of AutoZone, a Fortune 500 national chain of auto parts
                                            stores, and President of Super D Drugstores, a division of
                                            Malone & Hyde.

                NAME                  AGE             POSITIONS HELD AND BUSINESS EXPERIENCE
                ----                  ---             --------------------------------------

Judith S. Harrison..................  52    Director since August 2002. Principal of and Senior
                                            Consultant for WayPoint Partners, Inc., a management
                                            consulting firm that provides strategic, operations and
                                            investment advice, since 2000. Prior positions include
                                            Chief Executive Officer of Zanybrainy.com, 1999 -- 2000;
                                            President of General Cigar Enterprises, 1998 -- 1999; and
                                            President and Chief Executive Officer of the Monet Group,
                                            1994 -- 1997.

Lyle G. Heidemann...................  61    President and Chief Executive Officer since June 6, 2005.
                                            Prior positions at Sears Roebuck & Co. included Executive
                                            Vice President and General Manager of Home and Off-Mall
                                            stores from 1999 -- 2003 and Senior Vice President,
                                            Appliances and Electronics, from 1997 -- 1999.

Fred L. Kirst.......................  54    Vice President, Retail and Specialty Business Development
                                            since February 2, 2005. Previous positions with True Value include Vice President, Specialty Business, October
                                            2003 -- February 2005, Vice President of Maintenance,
                                            Repair and Operations and Home & Garden Showplace, December
                                            2001 -- October 2003,Vice President, Advertising and
                                            Merchandising, April 2001 -- December 2001, Vice President,
                                            Global Development and Emerging Business, June 2000 --
                                            March 2001, and Assistant Vice President, International,
                                            March 1997 -- May 2000.

Steven L. Mahurin...................  46    Senior Vice President and Chief Merchandising Officer since
                                            March 3, 2004. Previous positions include Vice
                                            President -- Merchandising, Building Materials, 2001 --
                                            2002, Senior Vice President -- Merchandising, Decor,
                                            2000 -- 2001, and Senior Vice President -- Merchandising,
                                            Hardlines, 1999 -- 2000 for The Home Depot, Inc.

Amy W. Mysel........................  53    Senior Vice President of Human Resources and Communications
                                            since October 1, 2003. Previous position with True Value
                                            was Vice President of Human Resources, September
                                            2002 -- October 2003. Previous position was Executive Vice
                                            President, Human Resources, Planning and Communication for
                                            Market Day, Inc., 1996 -- 2002.

Kenneth A. Niefeld..................  63    Director since March 2004. Owner/operator of retail
                                            hardware business since 1974.

David Y. Schwartz...................  65    Director since April 2002. Independent business advisor and consultant, primarily in the retail, distribution and
                                            services industries, since 1997. Prior position was Senior
                                            Partner and Managing Partner of the Chicago Office of the
                                            Audit and Business Consulting Practice for Arthur Andersen,
                                            LLP. He is also a member of the board of directors of
                                            Walgreen Co. and Foot Locker, Inc. and sits on the boards
                                            of several privately-held companies.

                NAME                  AGE             POSITIONS HELD AND BUSINESS EXPERIENCE
                ----                  ---             --------------------------------------

David A. Shadduck...................  45    Senior Vice President and Chief Financial Officer since
                                            November 16, 2001. Prior position with True Value was Vice
                                            President, Corporate Controller, May 30, 2001 -- November
                                            15, 2001. Prior positions were Controller for Tenneco
                                            Automotive North American Aftermarket and Controller for
                                            Original Equipment Business at Fel-Pro Incorporated.

Gilbert L. Wachsman.................  58    Director since March 2002. Retired Vice Chairman and
                                            Director of Musicland Group, Inc. Prior position includes
                                            Senior Vice President of Kmart Corporation, 1995 -- 1996.

Brian A. Webb.......................  49    Vice-Chairman since July 2005. Director since March 2004.
                                            Owner/operator of retail hardware business.

Leslie A. Weber.....................  49    Senior Vice President and Chief Information Officer since
                                            September 2, 2003. Previous positions include Chief
                                            Information Officer at Wheels, Inc., 2001 -- 2003, and
                                            Chief Information Officer at Quill Corporation, 1998 --
                                            2001.

Charles W. Welch....................  55    Director since April 2003. Owner/operator of retail
                                            hardware business since 1974.

Carol Wentworth.....................  48    Vice President, Marketing, since October 1, 2004. Vice
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

     Each current director's term expires at the annual stockholders' meeting to be held on March 18, 2006 and all have been nominated for re-election except Judith S. Harrison and Gilbert L. Wachsman who have decided not to stand for re-election.

BOARD NOMINATING COMMITTEE

     The nominating committee of True Value's board of directors was established to assist the board in identifying and evaluating potential director candidates to serve on the board. The nominating committee is comprised of four non-employee directors and generally will meet as often as it determines necessary to carry out its responsibilities to the board. The nominating committee held three meetings in 2005. Michael S. Glode serves as the chairman of the nominating committee and the other three members are Thomas S. Hanemann, David Y. Schwartz and Charles W. Welch. The nominating committee currently does not have a charter. The nominating committee utilizes an executive recruiting firm to identify, screen and rate potential director candidates and the nominating committee currently does not consider director candidates recommended by True Value members or other third parties. Generally, the nominating committee considers the skills of the proposed director candidate, his or her depth and breath of business experience, his or her independence and the needs of the board of directors.

BOARD AUDIT COMMITTEE

     The audit committee of True Value's board of directors is comprised of three non-employee and independent directors. David Y. Schwartz is the "audit committee financial expert" serving on the audit committee. Mr. Schwartz is an independent member of the board of directors of True Value, as that term is used in Item 7 (d) (3) (iv) of Schedule 14A under the Exchange Act and is defined in Sec-tion 303A.02 of the New York Stock Exchange, Inc. Listed Company Manual. The other two audit committee members are Judith S. Harrison and Thomas S. Hanemann.

CODE OF ETHICS

     True Value has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and any other person performing a similar function. The code of ethics was filed as an exhibit (Ex. 99.3) to the Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE

     The Compensation Committee of the board of directors consists of three non-employee directors. The committee assists the board of directors in fulfilling its responsibilities for setting and administering the policies which govern annual executive compensation and monitoring True Value's benefit plans. The committee, which meets regularly, calls upon outside consultants for assistance in carrying out its obligations.

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

     The combination of these three compensation policies is intended to provide competitive earning opportunities when performance reaches desired levels. Both the annual and long-term incentive plans may be terminated by the board of directors at any time. The annual incentive and long-term components of the total compensation package are accrued for during the year in which they are earned based upon a forecast of the year's performance. A final computation is made in the year following the year in which the incentives are earned. The annual incentive, if earned, will be paid out on or before March 31st of the following year. Any potential pay out on the long-term incentive plan would occur on or before March 31st following the last year of a performance cycle and when the cumulative performance over the performance period of these three-year plans has met the required achievement, at least at the threshold level.

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

     The 2005 compensation of Lyle G. Heidemann, True Value's President and Chief Executive Officer since June 2005, consisted of a salary paid on an annualized amount of $725,000, which started on June 6, 2005, plus a one-time signing bonus of $250,000. This amount is comparable to base salaries for persons holding this position at companies of comparable size within True Value's industry. In addition, Mr. Heidemann received a one-time special payment of $213,372 that was equal to the fair market value of 1,630 shares of Sears Holdings Corporation ("SHLD"). Mr. Heidemann will also be entitled to receive a retention bonus of

$250,000 on June 6, 2006, his one-year anniversary, and a second retention bonus of $200,000 on June 6, 2007, his second anniversary, both of which are contingent upon Mr. Heidemann being employed by True Value. For fiscal year 2005, both the annual and long-term incentive components of Mr. Heidemann's compensation were guaranteed and were paid out in February 2006. The annual incentive component was equal to 70% of his base salary while the long-term incentive component was equal to the target of 100% of his base salary, both prorated for his service during the year.

     From November 2, 2004 through June 6, 2005, Thomas S. Hanemann served as the President and Chief Executive Officer of True Value, pursuant to a Consulting Agreement executed in November 2004. Under such Consulting Agreement, Mr. Hanemann received a weekly consulting fee of $14,000, as well as reimbursement or payment by True Value of certain other expenses. There was no incentive portion of Mr. Hanemann's compensation.

                                          COMPENSATION COMMITTEE
                                          Gilbert L. Wachsman, Chairman
                                          Kenneth A. Niefeld
                                          Charles W. Welch

EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation earned by individuals serving as True Value's Chief Executive Officer and the four most highly compensated executive officers of True Value during 2005 and the total compensation earned by each such individual for True Value's two previous years:

                           SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                   NAME AND                                 --------------------     LTIP     ALL OTHER
              PRINCIPAL POSITION                YEAR        SALARY(1)   BONUS(2)   PAYOUTS    COMP.(3)
              ------------------                ----        ---------   --------   --------   ---------
Lyle G. Heidemann.............................  2005(4)     $415,016    $540,511   $     --   $257,001
  President and Chief Executive...............  2004              --          --         --         --
  Officer.....................................  2003              --          --         --         --
Thomas S. Hanemann............................  2005              --          --         --    402,048
  Director and Former President and...........  2004              --          --         --    192,916
  Chief Executive Officer.....................  2003              --          --         --     46,500
Steven L. Mahurin.............................  2005         343,750     159,185     36,876     29,860
  Senior Vice President and...................  2004(4)      268,542      67,708         --    177,330
  Chief Merchandising Officer.................  2003              --          --         --         --
David A. Shadduck.............................  2005         317,750     151,441    118,150     27,275
  Senior Vice President and...................  2004         308,250     134,769    110,222     14,702
  Chief Financial Officer.....................  2003         293,000     164,962         --     26,672
Cathy C. Anderson.............................  2005         312,250     133,207     77,405     38,441
  Senior Vice President,......................  2004         301,250      85,555     42,760     22,056
  General Counsel and Secretary...............  2003(4)      255,375     115,403         --     60,024
Michael Haining...............................  2005         272,000     108,992     58,060     53,590
  Senior Vice President,......................  2004         259,750     101,496     26,667     17,865
  Logistics and Manufacturing.................  2003(4)      174,359      79,354         --     48,575

---------------

(1) Earned and paid in year shown.

(2) Annual incentive amounts are earned and accrued during the years indicated, and paid subsequent to the end of each year. To attain achievement of the business plan objectives necessary for the success of True Value, the board of directors approved, effective January 1, 2005, an annual incentive plan for identified key associates and officers employed by True Value in 2005 or who joined True Value by September 30, 2005, and remained employed through the end of 2005. The 2005 and 2004 incentive plan had targets related to sales, Net margin and individual-specific goals in support of one or more of True Value's key initiatives. The 2003 incentive plan had targets related to individual-specific goals associated with leadership and one or more of True Value's initiatives and either sales and EBITDA or sales, Net margin and net debt established as of the effective date of the plan.

(3) Other compensation consists of True Value's contributions to the True Value Company Employee's Savings and Compensation Deferral Plan (the "401k Plan"), life insurance plan, financial planning services and automobile allowances. Under the 401k Plan and in accordance with IRS regulations, each participant may elect to make a contribution in an amount of up to 50% of the participant's annual compensation, not to exceed $14,000, $13,000 and $12,000 per year for 2005, 2004 and 2003, respectively. Also, plan participants who are 50 years of age or older may elect to make additional catch-up contributions not to exceed $4,000, $3,000 and $2,000 for 2005, 2004 and 2003, respectively. The total participants' deferred compensation including True Value's contributions to the participants' balances may not exceed $42,000, $41,000 and $40,000 in 2005, 2004 and 2003, respectively.
    The 401k Plan included a guaranteed match of one-third of a participant's contribution up to a total of 2% of the participant's annual compensation. Based on True Value achieving certain financial goals, a match of greater than one-third of a participant's contribution can be earned. A match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned for 2003 and funded by March 2004. For 2004, a match equaling one-third of a participant's contribution, up to a total of 2% of the participant's annual compensation, was earned and funded in March 2005. For 2005, a match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned and will be funded by March 2006. Lyle G. Heidemann's other compensation in 2005 also included a one-time payment of $213,372 for the reimbursement of the market value of 1,630 shares of SHLD. Thomas S. Hanemann's other compensation in 2005 and 2004 consisted of $366,123 and $135,916, respectively, related to fees paid, housing, travel and use of a car while providing consulting services to serve in the President and Chief Executive Officer position. Additionally in 2005 and 2004, Mr. Hanemann received $35,925 and $57,000, respectively, for his service on the board of directors. Mr. Hanemann's other compensation in 2003 was for his service on the board of directors.

(4) Lyle G. Heidemann, Steven L. Mahurin, Cathy C. Anderson and Michael Haining joined True Value June 6, 2005, March 3, 2004, February 17, 2003, and April 21, 2003, respectively; compensation is for a partial year.

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

     The officers of True Value received a payout in February 2006 based upon their aggregate performance in 2003, 2004 and 2005 [Performance Period Three]. Other awards under the Long-Term Incentive Plan ("LTIP") occurred in 2005 for performance in 2002, 2003 and 2004 [Performance Period Two] and in 2004 for performance in years 2002 and 2003 [Performance Period One]. There were no payouts of long-term incentive compensation to True Value officers in 2003.

     Target pay-outs, shown as a percentage of eligible base salary, which could be earned by the current officers listed in the Summary Compensation Table for the current plans are as follows: Lyle G. Heidemann at 100%; Steven L. Mahurin, David A. Shadduck, Cathy C. Anderson, and Michael Haining at 60%.

BOARD COMPENSATION

     True Value compensates members of the board of directors based on their roles, committee participation and other circumstances as noted below.

Annual Retainers:
  Chairman..................................................   $125,000
  Vice Chairman.............................................     70,000
  Board Member..............................................     50,000
Committee Chair Retainers:
  Audit and Compensation....................................     10,000
  Corporate Governance......................................      5,000
Teleconference Fees, per meeting............................        500
Committee Meeting Fees, per meeting.........................      1,000
Board Meeting Fees, per meeting.............................      1,500

     The President and Chief Executive Officer does not receive additional compensation for serving in the capacity of director. During their first term, outside directors are paid an additional $500 for each of up to four company-related events they attend. All directors are reimbursed for company-related travel expenses.

DEFINED BENEFIT RETIREMENT PLANS

     True Value has a defined benefit pension plan, the True Value Company Defined Lump Sum Pension Plan (the "Qualified Plan"), which is qualified under the Code. The Qualified Plan was amended and restated effective January 1, 2006, to incorporate new government regulations. The amount of True Value's annual contribution to the Qualified Plan is determined for the total of all participants covered by the Qualified Plan and the amount of payment with respect to a specified person is not and cannot readily be separated or individually calculated by the actuaries for the Qualified Plan. The Qualified Plan provides fully vested lump sum benefits to eligible employees who have been employed a minimum of five years. Annuities are also available and are the actuarial equivalent of the lump sum payment. Each of the executive officers listed in the foregoing Summary Compensation Table is a participant in the Qualified Plan.

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

     The Qualified Plan was amended effective January 1, 1998, to include former employees of ServiStar Coast to Coast (SCC). These employees received credit under the Qualified Plan for all years for which they received credit under the SCC Retirement Income Plan (the "ServiStar Plan"). In addition, for any ServiStar (but not Coast to Coast) employees who had attained age 50 and completed at least 15 years of service as of January 1, 1998, the sum of their annual pension credit percentage is increased by 25 percentage points. Also, the benefits under the Qualified Plan cannot be less than benefits already earned by the participant under the ServiStar Plan as of December 31, 1997.

     The estimated annual retirement benefits that may be payable pursuant to the Qualified Plan to the officers named in the Summary Compensation Table is currently limited under Section 401(a)(17) of the Code, which outlines the maximum earnings amounts that may be considered under the Qualified Plan in determining retirement benefits. This limit was $210,000 for 2005 and $205,000 for 2004. Section 415 of the Code outlines the maximum annual benefit that may be payable from the Qualified Plan during the year. The dollar limit was $170,000 for 2005 and $165,000 for 2004 for a participant retiring at age 65, with reduced amounts at younger ages. The actuarial equivalent of the annual amount may be payable as a lump sum.

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

                                                                 YEARS OF SERVICE
                                                     -----------------------------------------
COMPENSATION                                            5          10         15         20
------------                                         --------   --------   --------   --------
$1,500,000.........................................  $205,076   $360,437   $515,797   $621,442
 1,450,000.........................................   198,240    348,422    498,604    600,728
 1,400,000.........................................   191,404    336,407    481,411    580,013
 1,350,000.........................................   184,568    324,393    464,217    559,298
 1,300,000.........................................   177,732    312,378    447,024    538,583
 1,250,000.........................................   170,897    300,364    429,831    517,869
 1,200,000.........................................   164,061    288,349    412,638    497,154
 1,150,000.........................................   157,225    276,335    395,444    476,439
 1,100,000.........................................   150,389    264,320    378,251    455,724
 1,050,000.........................................   143,553    252,306    361,058    435,010
 1,000,000.........................................   136,717    240,291    343,865    414,295
   950,000.........................................   129,881    228,276    326,671    393,580
   900,000.........................................   123,046    216,262    309,478    372,865
   850,000.........................................   116,210    204,247    292,285    352,151
   800,000.........................................   109,374    192,233    275,092    331,436
   750,000.........................................   102,538    180,218    257,899    310,721
   700,000.........................................    95,702    168,204    240,705    290,006
   650,000.........................................    88,866    156,189    223,512    269,292
   600,000.........................................    82,030    144,175    206,319    248,577
   550,000.........................................    75,195    132,160    189,126    227,862
   500,000.........................................    68,359    120,146    171,932    207,147
   450,000.........................................    61,523    108,131    154,739    186,433
   400,000.........................................    54,687     96,116    137,546    165,718

     The present credited years of service for the current officers of True Value listed in the Summary Compensation Table are as follows: David A. Shadduck, 4.6 years; Cathy C. Anderson, 2.9 years; Michael Haining, 2.7 years; Steven L. Mahurin, 1.8 years; Lyle G. Heidemann, 0.6 year.

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

EMPLOYMENT AGREEMENTS

     On November 2, 2004, True Value entered into a Consulting Agreement with Thomas S. Hanemann whereby Mr. Hanemann was engaged to serve as the President and Chief Executive Officer of True Value. As consideration for Mr. Hanemann's services, he was entitled to a consulting fee in the amount of $14,000 per week. As a consultant, Mr. Hanemann agreed that he was not entitled to receive any other benefits or participate in any True Value benefit plans; however, the Consulting Agreement required True Value to provide Mr. Hanemann with housing and use of a company car, as well as reimbursement of business and weekly travel expenses. Mr. Hanemann agreed, pursuant to the Consulting Agreement, to perform such services consistent with this position, as well as services requested by True Value's board of directors. Furthermore, Mr. Hanemann agreed that during the term of the Consulting Agreement and for one year thereafter, he shall abide by certain non-compete and non-solicitation restrictions. True Value's consulting agreement with Mr. Hanemann was terminated on June 11, 2005.

     On May 26, 2005, True Value entered into an employment agreement effective June 6, 2005, with Lyle G. Heidemann, pursuant to which he assumed the duties of President and Chief Executive Officer of True Value. The employment agreement specifies that Mr. Heidemann will serve in those capacities at the will of the board of directors.

     Pursuant to the employment agreement, the board of directors awarded to Mr. Heidemann an annual base salary of $725,000 starting on June 6, 2005. In 2005, Mr. Heidemann received a one-time signing bonus of $250,000, which is repayable to True Value under certain termination conditions, and a one-time special payment of $213,372 equal to the fair market value of 1,630 shares of SHLD. The fair market value of the SHLD shares was based upon the volume weighted average price for the five trading days preceding and the five trading days on and following the public release of SHLD's earnings for the second quarter of 2005. Mr. Heidemann is also entitled to receive a retention bonus of $250,000 on June 6, 2006, his one-year anniversary, and a second retention bonus of $200,000 on June 6, 2007, his second anniversary, both of which are contingent upon Mr. Heidemann being employed by True Value. In addition, Mr. Heidemann will be eligible for annual incentives. For fiscal year 2005, Mr. Heidemann's incentive component was guaranteed at 70% of his base salary, prorated for his service during the year. The annual incentive portion of the 2005 compensation was paid to Mr. Heidemann in February 2006. Other than for 2005, incentive payments are not guaranteed in subsequent years and are subject to board approval. Mr. Heidemann will also be eligible to receive a long-term incentive of 50% of his annual base salary if True Value meets a certain threshold financial performance level and 100% of his base salary if True Value attains a certain targeted financial performance level. Payment of the 2005 portion of the long-term incentive plan for Performance Period Three (2003/2004/2005), which was at target (100%) and was prorated for his service during the year, was guaranteed and was paid out in February 2006. Other than for 2005, long-term incentive payments are not guaranteed in subsequent years and are subject to board approval (see the "Summary Compensation Table" under "Executive Compensation" for the amount of salary and incentives earned by Mr. Heidemann in 2005).

     In the event that True Value terminates Mr. Heidemann's employment without "cause," he is entitled to receive a severance payment, payable over 12 months, in an amount equal to his base salary during that period, provided however that such payments will be reduced dollar for dollar for any compensation in any form he receives from a subsequent employer or from self-employment. In addition, True Value will continue to provide, for a period of 12 months, medical benefits to which he and his dependents received at the time of termination. "Cause" includes his inability or unwillingness to perform the material duties of his position or his performance of any action injurious to True Value.

     If within one year following a "change of control" of True Value, Mr. Heidemann terminates his employment with True Value for "good reason," he may also be entitled to a severance payment, payable in equal installments over 12 months, equal to his most recent payment pursuant to True Value's annual Executive Incentive Plan, provided however that such payments will be reduced dollar for dollar for any compensation in any form he receives from a subsequent employer or from self-employment. "Change of control" is defined as a business combination through a merger, consolidation, reorganization or share exchange in which True Value or its shareholders after the combination do not own 51% or more of the voting equity of the entity. "Good reason" is defined to include a demotion or a substantial reduction in compensation and benefits within one year after the change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     As of January 28, 2006, each of the member directors of True Value was the owner of at least 60 shares of Class A common stock of True Value (but no more than 300 shares), constituting in the aggregate less than 1% of the issued and outstanding shares of Class A Common Stock. No non-member director or senior officer owns any shares of Class A common stock.

     The member directors own, in the aggregate, less than 1% of Class B common stock as of January 28, 2006. No non-member director or senior officer owns any shares of Class B common stock.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES OF INDEPENDENT AUDITORS

AUDIT FEES

     The aggregate audit fees for 2005 and 2004 were approximately $525,900 and $518,250, respectively. These amounts include fees for professional services rendered by PricewaterhouseCoopers LLP in connection with the audit of our consolidated financial statements and reviews of our unaudited consolidated interim financial statements.

AUDIT-RELATED FEES

     The aggregate fees for audit-related services rendered by PricewaterhouseCoopers LLP for 2005 and 2004 were approximately $28,900 and $65,500, respectively. The fees under this category relate to audits of employee benefit plans and True Value Specialty Company and various Commission reporting and filing matters.

TAX FEES

     The aggregate fees for tax services rendered by PricewaterhouseCoopers LLP for 2005 and 2004 were approximately $10,623 and $3,272, respectively. Tax fees relate to tax compliance and advisory services and assistance with tax audits.

ALL OTHER FEES

     The aggregate fees for all other services rendered by PricewaterhouseCoopers LLP for 2005 and 2004 were approximately $1,500 and $6,200, respectively. These fees relate to software licensing and miscellaneous services.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     1. FINANCIAL STATEMENTS

        The Consolidated Financial Statements listed in the index on page F-1 are filed as part of this annual report.

     2. FINANCIAL STATEMENT SCHEDULES

        The schedule listed in the index on page F-32 is filed as part of this annual report.

     3. EXHIBITS

        The exhibits listed in the index on pages E-1 - E-3 are filed as part of this annual report.

                                       SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          TRUE VALUE COMPANY

                                          By:     /s/ DAVID A. SHADDUCK
                                            ------------------------------------
                                                     David A. Shadduck
                                              Senior Vice President and Chief
                                                      Financial Officer
DATED: March 8, 2006

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

                      SIGNATURE                                     TITLE                   DATE
                      ---------                                     -----                   ----

              /s/ BRYAN R. ABLEIDINGER                 Chairman of the Board and        March 8, 2006
-----------------------------------------------------    Director
                Bryan R. Ableidinger

                /s/ LYLE G. HEIDEMANN                  President, Chief Executive       March 8, 2006
-----------------------------------------------------    Officer and Director
                  Lyle G. Heidemann

                /s/ DAVID A. SHADDUCK                  Senior Vice President and Chief  March 8, 2006
-----------------------------------------------------    Financial Officer (Chief
                  David A. Shadduck                      Accounting Officer)

             /s/ RICHARD E. GEORGE, JR.                Director                         March 8, 2006
-----------------------------------------------------
               Richard E. George, Jr.

                /s/ MICHAEL S. GLODE                   Director                         March 8, 2006
-----------------------------------------------------
                  Michael S. Glode

               /s/ THOMAS S. HANEMANN                  Director                         March 8, 2006
-----------------------------------------------------
                 Thomas S. Hanemann

               /s/ JUDITH S. HARRISON                  Director                         March 8, 2006
-----------------------------------------------------
                 Judith S. Harrison

               /s/ KENNETH A. NIEFELD                  Director                         March 8, 2006
-----------------------------------------------------
                 Kenneth A. Niefeld

                /s/ DAVID Y. SCHWARTZ                  Director                         March 8, 2006
-----------------------------------------------------
                  David Y. Schwartz

               /s/ GILBERT L. WACHSMAN                 Director                         March 8, 2006
-----------------------------------------------------
                 Gilbert L. Wachsman

                  /s/ BRIAN A. WEBB                    Director                         March 8, 2006
-----------------------------------------------------
                    Brian A. Webb

                /s/ CHARLES W. WELCH                   Director                         March 8, 2006
-----------------------------------------------------
                  Charles W. Welch

ITEM 15(a)(1). INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                              PAGE(S)
                                                              -------
Report of Independent Registered Public Accounting Firm.....  F-2
Consolidated Balance Sheet at December 31, 2005 and December
  31, 2004..................................................  F-3
Consolidated Statement of Operations for each of the three
  years in the period ended December 31, 2005...............  F-4
Consolidated Statement of Cash Flows for each of the three
  years in the period ended December 31, 2005...............  F-5
Consolidated Statement of Members' Equity for each of the
  three years in the period ended December 31, 2005.........  F-6
Notes to Consolidated Financial Statements..................  F-7 to F-31

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Members of True Value Company:

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of True Value Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 6, 2006

                               TRUE VALUE COMPANY

                           CONSOLIDATED BALANCE SHEET
                        AS OF DECEMBER 31, 2005 AND 2004
                 ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                     ASSETS

                                                                2005       2004
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 10,008   $  7,222
  Accounts and notes receivable, net of allowance for
     doubtful accounts of $1,420 and $3,835.................   226,899    200,958
  Inventories, net of valuation reserves of $17,524 and
     $10,196................................................   334,018    264,235
  Prepaid expenses..........................................    15,927     15,070
                                                              --------   --------
          Total current assets..............................   586,852    487,485
Properties, net.............................................    63,207     70,448
Goodwill....................................................    91,474     91,474
Other assets................................................     9,996      6,112
                                                              --------   --------
Total assets................................................  $751,529   $655,519
                                                              ========   ========
                         LIABILITIES AND MEMBERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $249,021   $230,046
  Drafts payable............................................    56,750     56,209
  Accrued expenses..........................................    88,811     70,405
  Current maturities of long-term debt, notes and capital
     lease obligations......................................    39,244     31,109
  Patronage dividend payable in cash........................    13,257     12,669
                                                              --------   --------
          Total current liabilities.........................   447,083    400,438
                                                              --------   --------
Long-term liabilities and deferred credits:
  Long-term debt including notes and capital lease
     obligations, less current maturities...................   154,820    139,192
  Deferred gain on sale leaseback...........................    44,451     47,230
  Other long-term liabilities...............................    25,734     18,837
  Redeemable nonqualified Class B non-voting common stock,
     $100 par value; 204,096 and 216,261 shares issued and
     fully paid.............................................    20,410     21,626
                                                              --------   --------
          Total long-term liabilities and deferred
           credits..........................................   245,415    226,885
                                                              --------   --------
          Total liabilities and deferred credits............   692,498    627,323
                                                              --------   --------
Commitments and contingencies...............................        --         --
Members' equity:
  Redeemable Class A voting common stock, $100 par value;
     750,000 shares authorized; 290,280 and 296,820 shares
     issued and fully paid; 25,200 and 22,920 shares issued
     (net of subscriptions receivable of $1,084 and
     $1,484)................................................    30,464     30,490
  Redeemable qualified Class B non-voting common stock and
     paid-in capital, $100 par value; 4,000,000 shares
     authorized; 1,175,863 and 1,008,882 shares issued and
     fully paid.............................................   118,885    102,187
  Loss allocation...........................................   (11,088)   (19,420)
  Deferred patronage........................................   (23,550)   (24,298)
  Accumulated deficit.......................................   (53,950)   (58,860)
  Accumulated other comprehensive loss......................    (1,730)    (1,903)
                                                              --------   --------
          Total members' equity.............................    59,031     28,196
                                                              --------   --------
Total liabilities and members' equity.......................  $751,529   $655,519
                                                              ========   ========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                              2005         2004         2003
                                                           ----------   ----------   ----------
                                                                     ($ IN THOUSANDS)
Net revenue..............................................  $2,043,034   $2,023,887   $2,024,340
Cost of revenue..........................................   1,810,182    1,801,810    1,803,904
                                                           ----------   ----------   ----------
Gross margin.............................................     232,852      222,077      220,436
Operating expenses:
  Logistics and manufacturing expenses...................      61,236       63,411       62,066
  Selling, general and administrative expenses...........     102,527      104,772       99,170
  Arbitration provision..................................      18,200           --           --
  (Gain)/loss on sale of assets..........................      (8,333)         228          427
  Other income, net......................................      (2,597)      (3,018)     (20,304)
                                                           ----------   ----------   ----------
Operating income.........................................      61,819       56,684       79,077
  Interest expense to members............................       5,507        5,915        5,799
  Third-party interest expense...........................       8,706        7,379       51,724
                                                           ----------   ----------   ----------
Net margin before income taxes...........................      47,606       43,390       21,554
Income tax expense.......................................          51          177          333
                                                           ----------   ----------   ----------
Net margin...............................................  $   47,555   $   43,213   $   21,221
                                                           ==========   ==========   ==========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                2005       2004       2003
                                                              --------   --------   ---------
                                                                     ($ IN THOUSANDS)
Operating activities:
  Net margin................................................  $ 47,555   $ 43,213   $  21,221
  Adjustments to reconcile net margin to net cash and cash
     equivalents from operating activities:
     Depreciation and amortization..........................    13,181     16,467      26,060
     Provision/(benefit) for losses on accounts and notes
       receivable...........................................      (143)    (2,498)        927
     Provision for inventory reserves.......................    15,052     12,574       8,603
     (Gain)/loss on sale of assets..........................    (8,333)       228         427
     Amortization of deferred gain on sale leaseback........    (2,778)    (2,713)     (2,646)
     Arbitration provision..................................    18,200         --          --
     Gain on debt forgiveness...............................        --         --      (7,706)
     Write-off of make-whole and prepaid bank fees..........        --         --      17,708
     Termination of deferred credit agreements..............        --         --      (7,133)
     Asset impairment charge................................       942         --       2,005
     Changes in operating assets and liabilities:
       Accounts and notes receivable........................   (28,280)     1,180      (3,842)
       Inventories..........................................   (84,835)       (84)    (50,880)
       Other current assets.................................      (482)     4,217         (94)
       Accounts payable.....................................    18,975     (8,134)     38,614
       Accrued expenses.....................................       528      1,342     (10,743)
       Other adjustments, net...............................     1,595        552         286
                                                              --------   --------   ---------
          Net cash and cash equivalents provided by/(used
            for) operating activities.......................    (8,823)    66,344      32,807
                                                              --------   --------   ---------
Investing activities:
  Additions to properties...................................   (14,875)   (11,874)     (6,825)
  Proceeds from sale of properties..........................    22,098        549         513
  Changes in restricted cash................................        --         --      15,755
  Other.....................................................        --      1,498       3,622
                                                              --------   --------   ---------
          Net cash and cash equivalents provided by/(used
            for) investing activities.......................     7,223     (9,827)     13,065
                                                              --------   --------   ---------
Financing activities:
  Payment of patronage dividend.............................   (11,939)    (8,452)     (5,790)
  Payment of notes, long-term debt and lease obligations....   (11,766)   (12,145)   (163,072)
  Increase in drafts payable................................       541     11,669      15,656
  Proceeds from real estate mortgage........................    21,600         --          --
  Decrease in senior revolving credit facility, net.........        --         --     (24,194)
  Increase/(decrease) in asset-based revolving credit
     facility, net..........................................     5,600    (43,300)    131,600
  Proceeds from sale of Redeemable Class A common stock and
     subscriptions receivable...............................     2,086      1,478         161
  Purchase of Class A and Class B common stock..............    (1,736)    (7,779)         --
                                                              --------   --------   ---------
          Net cash and cash equivalents provided by/(used
            for) financing activities.......................     4,386    (58,529)    (45,639)
                                                              --------   --------   ---------
Net increase/(decrease) in cash and cash equivalents........     2,786     (2,012)        233
Cash and cash equivalents at beginning of year..............     7,222      9,234       9,001
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $ 10,008   $  7,222   $   9,234
                                                              ========   ========   =========

   The accompanying notes are an integral part of the Consolidated Financial
                                  Statements.

                               TRUE VALUE COMPANY

                   CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                 REDEEMABLE COMMON STOCK
                                     -----------------------------------------------
                                            CLASS A                  CLASS B
                                     ----------------------   ----------------------      LOSS      DEFERRED
                                     # OF SHARES    AMOUNT    # OF SHARES    AMOUNT    ALLOCATION   PATRONAGE
                                     -----------   --------   -----------   --------   ----------   ---------
                                                  ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Balances at and for the year ended
  December 31, 2002................    510,060     $ 50,120    1,756,457    $176,945    $(75,966)   $(25,793)
Net margin.........................         --           --           --          --          --          --
Reclass nonqualified Class B stock
  to liabilities...................         --           --     (231,392)    (23,139)         --          --
Reclass deferred stock redemptions
  to liabilities...................   (195,660)     (18,841)    (595,785)    (59,579)     27,941          --
Amortization of deferred
  patronage........................         --           --           --          --          --         748
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --
Patronage dividend.................         --           --       92,861       9,286          --          --
Payments from stock subscriptions
  receivable.......................         --          161           --          --          --          --
Class B stock applied against loss
  allocation.......................         --           --      (69,705)     (6,971)      6,971          --
Matured notes applied against loss
  allocation.......................         --           --           --          --         552          --
                                      --------     --------    ---------    --------    --------    --------
Balances at and for the year ended
  December 31, 2003................    314,400       31,440      952,436      96,542     (40,502)    (25,045)
Net margin.........................         --           --           --          --          --          --
Reclass stock presented for
  redemptions to liabilities.......    (24,960)      (2,421)     (65,302)     (6,530)      1,045          --
Amortization of deferred
  patronage........................         --           --           --          --          --         747
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --
Patronage dividend.................         --           --      272,122      27,212          --          --
Class B stock applied against loss
  allocation.......................         --           --     (150,374)    (15,037)     15,037          --
Payments from stock subscriptions
  receivable.......................     30,300        1,471           --          --          --          --
Stipulation of Settlement related
  to the Derivative Action.........         --           --           --          --       5,000          --
                                      --------     --------    ---------    --------    --------    --------
Balances at and for the year ended
  December 31, 2004................    319,740       30,490    1,008,882     102,187     (19,420)    (24,298)
Net margin.........................         --           --           --          --          --          --
Reclass stock presented for
  redemptions to liabilities.......    (20,280)      (2,122)     (58,497)     (5,850)      1,495          --
Amortization of deferred
  patronage........................         --           --           --          --          --         748
Minimum pension liability
  adjustment.......................         --           --           --          --          --          --
Patronage dividend.................         --           --      293,852      29,385          --          --
Class B stock applied against loss
  allocation.......................         --           --      (68,374)     (6,837)      6,837          --
A stock purchases..................     16,020        2,096           --          --          --          --
                                      --------     --------    ---------    --------    --------    --------
Balances at and for the year ended
  December 31, 2005................    315,480     $ 30,464    1,175,863    $118,885    $(11,088)   $(23,550)
                                      ========     ========    =========    ========    ========    ========


                                                    ACCUMULATED
                                                       OTHER        TOTAL         TOTAL
                                     ACCUMULATED   COMPREHENSIVE   MEMBERS'   COMPREHENSIVE
                                       DEFICIT         LOSS         EQUITY    INCOME/(LOSS)
                                     -----------   -------------   --------   -------------
                                         ($ IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Balances at and for the year ended
  December 31, 2002................   $(68,704)       $(1,153)     $55,449       $20,003
                                                                                 =======
Net margin.........................     21,221             --       21,221       $21,221
Reclass nonqualified Class B stock
  to liabilities...................         --             --      (23,139)           --
Reclass deferred stock redemptions
  to liabilities...................      9,933             --      (40,546)           --
Amortization of deferred
  patronage........................       (748)            --           --            --
Minimum pension liability
  adjustment.......................         --           (826)        (826)         (826)
Patronage dividend.................    (18,269)            --       (8,983)           --
Payments from stock subscriptions
  receivable.......................         --             --          161            --
Class B stock applied against loss
  allocation.......................         --             --           --            --
Matured notes applied against loss
  allocation.......................         --             --          552            --
                                      --------        -------      --------      -------
Balances at and for the year ended
  December 31, 2003................    (56,567)        (1,979)       3,889       $20,395
                                                                                 =======
Net margin.........................     43,213             --       43,213       $43,213
Reclass stock presented for
  redemptions to liabilities.......      1,616             --       (6,290)           --
Amortization of deferred
  patronage........................       (747)            --           --            --
Minimum pension liability
  adjustment.......................         --             76           76            76
Patronage dividend.................    (41,375)            --      (14,163)           --
Class B stock applied against loss
  allocation.......................         --             --           --            --
Payments from stock subscriptions
  receivable.......................         --             --        1,471            --
Stipulation of Settlement related
  to the Derivative Action.........     (5,000)            --           --            --
                                      --------        -------      --------      -------
Balances at and for the year ended
  December 31, 2004................    (58,860)        (1,903)      28,196       $43,289
                                                                                 =======
Net margin.........................     47,555             --       47,555       $47,555
Reclass stock presented for
  redemptions to liabilities.......      1,973             --       (4,504)           --
Amortization of deferred
  patronage........................       (748)            --           --            --
Minimum pension liability
  adjustment.......................         --            173          173           173
Patronage dividend.................    (43,870)            --      (14,485)           --
Class B stock applied against loss
  allocation.......................         --             --           --            --
A stock purchases..................         --             --        2,096            --
                                      --------        -------      --------      -------
Balances at and for the year ended
  December 31, 2005................   $(53,950)       $(1,730)     $59,031       $47,728
                                      ========        =======      ========      =======

Redeemable Class A common stock amounts are net of unpaid subscription amounts of $1,084 relating to 25,200 issued shares at December 31, 2005; $1,484 relating to 22,920 issued shares at December 31, 2004; $112 relating to 9,840 issued shares at December 31, 2003; and $866 relating to 35,700 issued shares at December 31, 2002.

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

  Capitalization

     True Value's capitalization from its members is classified in Members' equity and Liabilities. Members' equity is comprised of Redeemable Class A voting common stock, Redeemable qualified Class B non-voting common stock, Accumulated deficit, Loss allocation, Deferred patronage and Accumulated other comprehensive loss. Members are required to purchase upon becoming a member, 60 shares of True Value's Class A common stock per store, up to a maximum of five stores (300 shares). The Class A common stock is redeemable by True Value and has voting rights (the "Redeemable Class A voting common stock").

     True Value issues Class B common stock as part of its patronage dividend. The Class B common stock is redeemable and has no voting rights (the "Redeemable Class B non-voting common stock"). Redeemable Class B non-voting common stock had been issued in connection with True Value's annual patronage dividend. The By-Laws provide True Value the right to allow a member to meet the stock ownership requirements for True Value's Redeemable Class B non-voting common stock by the issuance of Redeemable Class B non-voting common stock in payment of the year-end patronage dividend. The shares of Redeemable Class B non-voting common stock and other written notices distributed by True Value to its members, which disclose to the recipient the stated amount allocated to the member by True Value and the portion thereof that is a patronage dividend, are "written notices of allocation" as that phrase is used in the Internal Revenue Code (the "Code"). For such written notices to be "qualified written notices of allocation" within the meaning of the Code, it is necessary that True Value pay 20% or more of the annual patronage dividend in cash and that the members consent to having the allocations (at their stated dollar amounts) treated as being constructively received by them and includable in their gross income. True Value has customarily issued Redeemable Class B non-voting common stock that is "qualified written notices of allocation" (the "Redeemable qualified Class B non-voting common stock") with its patronage dividend and the current amount issued and outstanding are classified in the Consolidated Balance Sheet as Redeemable qualified Class B non-voting common stock. Any written notices that do not meet these requirements are "nonqualified written notices of allocation" within the meaning of the Code. True Value has issued Redeemable Class B non-voting common stock that are "nonqualified written notices of allocation" (the "Redeemable nonqualified Class B non-voting

                               TRUE VALUE COMPANY
common stock") as part of prior patronage dividends. Amounts issued and outstanding are classified as a long-term liability in the Consolidated Balance Sheet as Redeemable nonqualified Class B non-voting common stock. These shares are classified in long-term liabilities because they have a planned redemption schedule. The redemption schedule calls for at least 10% of the shares to be redeemed by December 31, 2011; 40% of the shares by December 31, 2019; and all of the shares by December 31, 2029.

     True Value follows the practice of accounting for deferred patronage charges and credits as a separate component of equity. Deferred patronage consists of net charges and expenses, primarily related to costs associated with the July 1997 merger of Cotter & Company and ServiStar Coast to Coast Corporation to form True Value (the "Merger"), which are included in the computation of Net margin in different periods for financial statement purposes than for patronage purposes.

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

     Patronage dividends related to the year ended December 31, 2005, were $43,870. Approximately $13,257 of the dividend was paid in cash, which was approximately 30% of the estimated patronage income for the year. True Value's By-Laws and the Internal Revenue Service (the "IRS") require that the payment of at least 20% of patronage dividends be in cash. True Value paid the remainder through the issuance of True Value's Redeemable qualified Class B non-voting common stock and subordinated promissory notes. For those members who have loss allocation accounts, the Redeemable qualified Class B non-voting common stock was offset against those accounts. Patronage dividends of $41,375 related to the year ended December 31, 2004, were paid in February 2005; approximately 30% of which were paid in cash. True Value paid the remainder through the issuance of True Value's Redeemable qualified Class B non-voting common stock, offsetting that against the loss allocation accounts of those members that had such accounts. Patronage dividends of $18,269 related to the year ended December 31, 2003, were paid in March 2004; approximately

                               TRUE VALUE COMPANY

49% of which were paid in cash, which was 30% of the dividend before the net effect of the refinancing of the revolving credit facility, senior notes and synthetic lease obligation (the "Senior Debt"). True Value paid the remainder through the issuance of True Value's Redeemable qualified Class B non-voting common stock, offsetting that against the loss allocation accounts of those members that had such accounts.

  Capital Stock Redemption

     In accordance with True Value's By-Laws, True Value redeems former members' Class A common stock and Redeemable nonqualified Class B common stock in cash at the time of redemption and Redeemable qualified Class B common stock are paid with a subordinated promissory installment note. The subordinated promissory installment notes are payable in five equal annual installments and pay interest annually at a fixed rate. The interest rate on subordinated promissory installment notes created during the year is determined annually on the first business day of the year based on the five-year U.S. Treasury bill rate plus 1.0%. For notes issued in 2005, the rate was 4.64% and for notes issued in 2006, the rate is 5.30%. In accordance with True Value's By-Laws, True Value first reduces its aggregate stock redemption obligation payable in both cash or subordinated promissory installment note by its right to legally offset any amounts the former members may owe True Value, including accounts and notes receivable, loss allocations and/or accumulated deficit.

     Effective July 6, 2004, the board of directors rescinded True Value's moratorium on stock redemptions that had been effective since March 2000. In accordance with the Stipulation of Settlement related to the "Derivative Action" (an action brought by a former True Value member against certain present and former directors, certain former officers of True Value and against True Value), upon rescinding the moratorium, True Value reduced the loss allocation accounts of the parties to the Stipulation of Settlement by approximately $5,000 on a pro-rata basis (see "Loss Allocation to Members and Accumulated Deficit" below). Since the rescinding of the moratorium, True Value satisfied $7,779 of stock redemption liability in cash and $26,351 by issuing subordinated promissory installment notes in 2004. In 2005, True Value paid $1,738 of stock redemption liability in cash and $5,506 by issuing subordinated promissory installment notes. Principal payments on subordinated promissory installment notes are paid on December 31 of each year and totaled $6,295 and $5,241 in 2005 and 2004, respectively. True Value had shareholders that, at year-end, had discontinued their purchasing activities with True Value and requested that their stock be redeemed but had not completed the redemption procedures, resulting in a stock redemption liability of $2,200 and $4,886 in 2005 and 2004, respectively. True Value classified this liability in its Consolidated Balance Sheet under the captions as shown in the following table based on management's estimates of the time needed to complete redemption procedures.

                                                               2005      2004
                                                              -------   -------
                                                              ($ IN THOUSANDS)
Current maturities of long-term debt, notes and capital
  lease obligations.........................................  $  810    $1,718
Long-term debt including notes and capital lease
  obligations, less current maturities......................   1,390     2,476
Other long-term liabilities.................................      --       692
                                                              ------    ------
Total stock redemption liability............................  $2,200    $4,886
                                                              ======    ======

  Loss Allocation to Members and Accumulated Deficit

     During the third quarter of 2000, True Value management developed and the board of directors approved a plan to equitably allocate to members the loss incurred in 1999. This loss was previously recorded as a reduction of retained earnings. True Value has distributed the 1999 loss among its members by establishing a loss allocation account as a contra-equity account in the Consolidated Balance Sheet with the offsetting credit recorded to the accumulated deficit account. The loss allocation account reflects the sum of each member's

                               TRUE VALUE COMPANY
proportionate share of the 1999 loss, after being reduced by certain amounts that were not allocated to members. The allocation was generally based on a member's proportionate Class B stock investment relative to the total Class B stock investments of all the members, and therefore a member could not be allocated a loss in excess of its equity investment. The loss allocation account will be satisfied, on a member-by-member basis, by applying the portion of future non-cash patronage dividends as a reduction to the loss allocation account until fully satisfied. The loss allocation amount may also be satisfied, on a member-by-member basis, by applying the par value of maturing member notes and related interest payments as a reduction to the loss allocation account until such account is fully satisfied. However, in the event a member should terminate as a stockholder of True Value, any unsatisfied portion of that member's loss allocation account will be satisfied by reducing the redemption amount paid for the member's stock investment in True Value. As of December 31, 2005, $102,830, or approximately 90%, of the $113,918 1999 loss allocation was satisfied. As of December 31, 2004, $94,498, or approximately 83%, of the 1999 loss allocation was satisfied.

     The board of directors determined that True Value would retain the 2001 loss as part of the accumulated deficit account. All or a portion of patronage income and all non-patronage income, if any, may be retained in the future to reduce the accumulated deficit account. In the event a member terminates its status as a stockholder of True Value, any remaining 2001 loss in the accumulated deficit account that is allocable to the terminated member will be distributed to the terminating member and satisfied by reducing the redemption amount paid for the member's stock investment in True Value. True Value has determined for each member that was both a stockholder and purchased from True Value in 2001, its share of the 2001 loss that has been retained in the accumulated deficit account. Stockholders that had ceased their membership in True Value prior to 2001 and were solely stockholders due to the moratorium on stock redemptions were excluded from the 2001 loss allocation. Approximately 18% of the $50,687 2001 loss was allocated based upon the member's proportionate equity investment, net of any 1999 loss allocation account, relative to the total equity investments of all members that were both stockholders and purchased from True Value in 2001. Approximately 82% of the total 2001 loss was effectively allocated based on the member's purchases from True Value in 2001 using the same methodology as described above in "Patronage Dividend." No member was allocated a loss amount greater than its net equity investments held as of year-end 2001.

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

  Allowance for Doubtful Accounts

     The allowance for doubtful accounts is determined principally on the basis of past collection experience applied to ongoing evaluations of True Value's receivables and the risks of repayment. The allowance was

                               TRUE VALUE COMPANY

$1,420 and $3,835 as of December 31, 2005 and 2004, respectively. Primary reasons for the reduction in the reserve during 2005 included favorable collections experience, the settlement or charge-off of older accounts, certain of which relate to the rescinding of the stock moratorium and overall improvement in the aging and risk characteristics of the portfolio. True Value considers accounts receivable past due if invoices remain unpaid past their due date and charges off uncollectible receivables after exhausting all collection efforts.

  Inventories

     Inventories are stated at the lower of cost, determined on the first-in, first-out basis, or market value. The lower of cost or market value considers the estimated realizable value in the current economic environment associated with disposing of surplus and/or damaged/obsolete inventories. True Value's 2005 inventory valuation reserve of $17,524 increased by $7,328 from the 2004 reserve of $10,196 due to increased levels of unproductive inventory. True Value calculated the estimated realizable value based on an analysis of historical trends related to its distressed inventory. In its analysis, True Value considers historical data on its ability to return inventory to suppliers, to transfer inventory to other distribution centers, to sell inventory to members through the price reduction process and to sell remaining inventory to liquidators. The cost of inventory also includes indirect costs (such as logistics, manufacturing, freight-in, vendor rebates and support costs) incurred to bring inventory to its existing location for resale. These indirect costs are treated as product costs, classified in inventory and subsequently recorded as cost of revenue as the product is sold (see Note 2, "Inventories").

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

  Goodwill

     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is tested for impairment using a discounted cash flow analysis for each reporting unit (Hardware and Paint manufacturing). This test is completed annually unless significant events necessitate a more frequent test. The test completed at December 31, 2005, used a discount rate of 10% and assumed a modest revenue increase in future years. Rates used to discount cash flows are dependent upon interest rates and the cost of capital at a point in time. A 100 basis point movement in the discount rate did not significantly impact the analysis. In evaluating the recoverability of goodwill, management estimates each reporting unit's fair value. In making this estimate, True Value's management relies on a number of factors including operating results, business plans and present value techniques, to discount anticipated future cash flows. True Value completes its annual impairment assessment at the end of each year and has determined that no impairment existed at December 31, 2005 or 2004.

     At December 31, 2005 and 2004, Goodwill was comprised of $78,429 for the hardware segment and $13,045 for the paint segment.

  Conversion Funds

     In connection with the Merger, True Value made funds available to the members to defray various conversion costs (i.e., costs to change store signage and branding to True Value) associated with the Merger and costs associated with certain upgrades and expansions of their stores. The total amount of funds distributed was $27,175 for these conversion costs. The funds were amortized over a five-year period, the period of time during which members committed to stay with True Value. The members agreed to refund to

                               TRUE VALUE COMPANY

True Value all or a portion of the conversion funds in the event they defaulted on their obligations to True Value or terminated their membership during the five years following the date of the agreement. The annual amortization expense for 2004 and 2003 was $1,027 and $4,060, respectively. All amounts were fully amortized at December 31, 2004.

  Asset Impairment

     For purposes of determining impairment, management reviews long-lived assets based on a geographic region or a revenue producing activity, as appropriate. The impairment review includes, among other criteria, management's estimate of future cash flows for the region or activity. If the estimated future cash flows (undiscounted and without interest charges) are not sufficient to recover the carrying value of the long-lived assets of the region or activity, such assets would be determined to be impaired and would be written down to their fair value. In March 2005, True Value recorded an impairment charge of $942 to write-down the East Butler, Pennsylvania, facility that was classified as held for sale to fair value. No asset impairment charges were recorded in 2004. In 2003, True Value recorded asset impairment charges of $2,005 relating primarily to equipment held for use at the East Butler, Pennsylvania, facility. The asset impairment charges impacted True Value's hardware segment and are included in Operating expenses under the "Other income, net" caption in the Consolidated Statement of Operations.

  Revenue Recognition

     True Value's policy is to recognize revenue from product sales and services when earned, in accordance with SEC Staff Accounting Bulletin ("SAB") No. 104. Specifically, product revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for discounts, rebates and other cash consideration given to customers, and returns are provided for at the time the related sales are recorded and are reflected as a reduction of sales. Service revenue is comprised of advertising and transportation and amounted to $57,047 and $53,922 for 2005, respectively, $58,870 and $49,987 for 2004, respectively, and $58,131 and $49,305 for 2003, respectively. Advertising revenue is recognized when the underlying advertisement is run or when the related circulars are dropped. Transportation revenue is recognized when the services are provided. Effective for arrangements with vendors initiated on or after January 1, 2003 and in accordance with Emerging Issues Task Force ("EITF") Issue No. 02-16 "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"), consideration received from vendors that was previously classified as advertising revenue is applied as a decrease in the price paid for inventory and is recognized in cost of sales as the related inventory is sold.

  Advertising Expenses

     Amounts billed to members for advertising are included in revenue. Advertising costs are expensed in the period the advertising takes place. Such costs amounted to $31,999, $37,254 and $44,817 in 2005, 2004 and 2003,
respectively, and are included in Cost of revenue.

  Amortization of Financing Fees

     Amounts paid for financing fees incurred in connection with True Value's financing arrangements are capitalized and amortized to interest expense over the remaining lives of the underlying financing agreements. During the third quarter of 2003, True Value expensed the financing fees related to the Senior Debt as a result of refinancing the Senior Debt with a new asset-based revolving credit facility ("Bank Facility"). True Value has purchased interest rate caps that limit its risk on $25,000 of variable-rate debt for the entire term of the Bank Facility to a maximum underlying LIBOR rate of 3.5% through August 2007 and 4.5% for the remaining

                               TRUE VALUE COMPANY
term, which expires in August 2008. The three-month LIBOR at December 31, 2005, was approximately 4.5%. This interest rate cap instrument is considered speculative and is carried at current market value.

  Repairs and Maintenance Expense

     Expenditures which extend the useful lives of True Value's property and equipment are capitalized and depreciated on a straight-line basis over the remaining useful lives of the underlying assets. Otherwise, repair and maintenance expenditures are expensed as incurred.

  Research and Development Costs

     Research and development costs related to True Value's manufacturing operations are expensed as incurred. Such costs amounted to $987, $920 and $911 in 2005, 2004 and 2003, respectively, and are included in Logistics and manufacturing expenses.

  Shipping and Handling Costs

     Amounts billed to members for shipping and handling costs are included in Net revenue. Amounts incurred for shipping and handling are included in Cost of revenue.

  Income Taxes

     Deferred tax assets and liabilities are determined based on cumulative temporary differences between the amounts shown on the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. At December 31, 2005, True Value concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized, and that a full valuation allowance is required. Deferred tax assets will only be realized to the extent future earnings are taxable to True Value and not allocated to members as tax-deductible patronage dividends.

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

  Fair Value of Financial Instruments

     The carrying amounts of True Value's financial instruments, which were comprised primarily of accounts and notes receivable, accounts payable, short-term borrowings, long-term debt and subordinated promissory and subordinated promissory installment notes, approximate fair value. The total carrying amount of debt and credit facilities approximates fair value due to their stated interest rates approximating market rates. These estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies.

  Concentration of Credit Risk

     Credit risk pertains primarily to True Value's trade receivables. True Value extends credit to its members as part of its day-to-day operations. True Value believes that as no specific receivable or group of receivables comprises a significant percentage of total trade accounts, its risk with respect to trade receivables is limited. Additionally, True Value's management believes that its allowance for doubtful accounts is adequate with

                               TRUE VALUE COMPANY
respect to member credit risks. Also, the Certificate of Incorporation and By-Laws specifically provide that True Value may set off its obligation to make any payment to a member for such member's stock, notes, interest and declared and unpaid dividends against any obligation owed by the member to True Value. True Value, but not the member, may at its sole discretion exercise these set-off rights when any such funds become due to former members with outstanding accounts receivable to True Value and current members with past due accounts receivable to True Value.

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Consideration Given by a Vendor

     On January 1, 2003, True Value adopted EITF 02-16, which addresses the accounting and income statement classification for consideration given by a vendor to a retailer in connection with the sale of the vendor's products or for the promotion of sales of the vendor's products. The EITF concluded that such consideration received from vendors should be reflected as a decrease in prices paid for inventory and recognized in cost of sales as the related inventory is sold, unless specific criteria are met qualifying the consideration for treatment as reimbursement of specific, identifiable incremental costs and is effective for arrangements with vendors initiated on or after January 1, 2003. Most of True Value's arrangements with vendors in 2003 were initiated before January 1, 2003. However, most arrangements with vendors for 2004 were initiated in the fourth quarter of 2003, and the application of EITF 02-16 has impacted the 2004 results of operations and financial position as Net margin was negatively impacted in 2004 compared to 2003 by $3,996. In 2004, the application of EITF 02-16 included an initial expense of $4,304 that did not reoccur in 2005. The application of EITF 02-16 impacted 2004 as vendor advertising funds are being earned based on merchandise purchases and the vendor advertising funds are recognized in income when the merchandise is sold. In 2003, the vendor advertising funds were matched and recognized in Net revenue when the advertising took place and the costs were incurred. Additionally, Net revenue was impacted by the application of EITF 02-16, as the advertising revenue that was recognized as the advertising occurred is now recorded as part of the cost of the product. Also impacting Net revenue was the recording of monies earned for holding markets that is a service provided to vendors and members. Monies earned from prior-year markets were recorded as an offset in Selling, general and administrative ("SG&A") expenses and are now recorded into Net revenue for 2004 and 2005. Also, expenses related to providing the markets were previously recorded in SG&A expenses and are now recorded in Cost of revenue for 2004 and 2005.

                               TRUE VALUE COMPANY

2. INVENTORIES

     Inventories consisted of the following at December 31:

                                                                2005       2004
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Manufacturing inventories:
  Raw materials.............................................  $  2,253   $  1,666
  Work-in-process and finished goods........................    25,452     22,492
  Manufacturing inventory reserves..........................    (1,692)    (1,112)
                                                              --------   --------
                                                                26,013     23,046
                                                              --------   --------
Merchandise inventories:
  Warehouse inventory.......................................   323,837    250,273
  Merchandise inventory reserves............................   (15,832)    (9,084)
                                                              --------   --------
                                                               308,005    241,189
                                                              --------   --------
                                                              $334,018   $264,235
                                                              ========   ========

     The amount of warehouse, general and administrative costs included in ending inventory at December 31, 2005 and 2004, was $22,554 and $17,373, respectively. Warehouse, general and administrative costs incurred for 2005 and 2004, were $95,977 and $94,431, respectively.

3. PROPERTIES

     Properties consisted of the following at December 31:

                                                                2005        2004
                                                              ---------   ---------
                                                                ($ IN THOUSANDS)
Buildings and improvements..................................  $  62,988   $  84,983
Machinery and warehouse equipment...........................     68,379      81,958
Office and computer equipment...............................    117,169     134,511
Transportation equipment....................................     26,471      33,943
                                                              ---------   ---------
                                                                275,007     335,395
Less: accumulated depreciation..............................   (214,140)   (267,932)
                                                              ---------   ---------
                                                                 60,867      67,463
Land........................................................      2,340       2,985
                                                              ---------   ---------
                                                              $  63,207   $  70,448
                                                              =========   =========

     Depreciation expense for 2005, 2004 and 2003 was $13,181, $15,440 and $22,000, respectively.

                               TRUE VALUE COMPANY

4. DEBT ARRANGEMENTS

     Long-term debt consisted of the following at December 31:

                                                                2005       2004
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Bank Facility...............................................  $ 93,900   $ 88,300
Real Estate Mortgage........................................    21,600         --
Capital lease obligations...................................     5,493      1,855
                                                              --------   --------
     Total third-party debt.................................   120,993     90,155
Subordinated promissory and subordinated promissory
  installment notes.........................................    73,071     80,146
                                                              --------   --------
                                                               194,064    170,301
Less amounts due within one year............................   (39,244)   (31,109)
                                                              --------   --------
                                                              $154,820   $139,192
                                                              ========   ========

     The weighted average of stated interest rates on total debt was 6.25% and 5.7% as of December 31, 2005 and 2004, respectively.

     At December 31, 2005, True Value had $93,900 in Bank Facility borrowings, of which $80,000 was included in Long-term debt including notes and capital lease obligations, less current maturities. At December 31, 2004, True Value had $88,300 in Bank Facility borrowings, which were included in Long-term debt including notes and capital lease obligations, less current maturities. Based on True Value's projection of seasonal working capital needs, the amount of the Bank Facility classified as Long-term debt including notes and capital lease obligations, less current maturities represents the expected lowest level of borrowings during the next 12 months for each year.

BANK FACILITY

     On August 29, 2003, True Value entered into a four-year $275,000 Bank Facility. The Bank Facility was used to refinance the then existing third-party senior debt at a substantially lower interest rate. Availability under the Bank Facility is limited to the lesser of $275,000 or the collateral value of eligible assets (the "borrowing base"), less outstanding borrowings, letters of credit and reserves. The reserve amounts, if any, are set at the discretion of the lenders. True Value's availability as of December 31, 2005, was $150,006.

     True Value amended its Bank Facility on May 6, 2005, primarily to lower the interest rates charged on this debt, extend the term of the Bank Facility for one year to August of 2008, and ease certain restrictive language, which had the primary effect of increasing the spending limitations on capital expenditures, leases and various distributions to members.

     The interest rate charged for Bank Facility borrowings is variable at either LIBOR or prime, plus in either case, an additional amount of interest determined based on a performance-based pricing grid. True Value has the option to select LIBOR or prime as the base rate. The performance grid is based upon True Value's fixed charge coverage ratio, measured quarterly. Based on this performance pricing grid, True Value achieved 0.25% of improved variable pricing effective May 1, 2004. The performance-based pricing grid was amended in May 2005 to (1) lower the interest rate that is added to LIBOR or prime borrowings and (2) decrease the fixed charge ratio needed to achieve improved pricing. Based on this amended performance pricing grid, True Value achieved 0.75% of improved variable pricing effective May 11, 2005. As of December 31, 2005 and 2004, this interest rate was 6.1% and 4.7%, respectively, as the decrease to interest cost resulting from the amended performance grid was more than offset by an increase in the underlying LIBOR and prime rates. The unused

                               TRUE VALUE COMPANY
commitment fee is 0.375%. Letters of credit issued under the Bank Facility have a fee based on the performance pricing grid and this fee was 1.625% and 1.875% at December 31, 2005 and 2004, respectively.

     The Bank Facility has no financial covenants unless daily average excess availability for the last 60 days of each quarter drops below $35,000. If the average is below $35,000, True Value is subject to a fixed charge coverage ratio of 1.1 to 1. As of December 31, 2005, True Value's average excess availability for the last 60 days was greater than $35,000 and True Value is therefore not subject to the fixed charge coverage ratio test. Additionally, True Value is required to maintain $15,000 of excess availability at all times. Management believes it is in compliance with this requirement and is in compliance with all terms and conditions of the Bank Facility.

     The Bank Facility is collateralized by substantially all of the assets of True Value and a pledge of 100% of the stock of True Value's subsidiaries. Borrowings under the Bank Facility are subject to borrowing base limitations that fluctuate in part with the seasonality of the business. In addition, the qualification of accounts receivable and inventory items as "eligible" for purposes of the borrowing base is subject to unilateral change in the discretion of the lenders. The borrowing base is calculated as the sum of:

          i. 85% of eligible accounts receivable, plus

          ii. the lesser of 65% of the value of eligible inventory, 85% of the net orderly liquidation value of inventory or $160,000 (increased to $175,000 in February 2006; see amendment discussion below), plus

          iii. a fixed asset sublimit, calculated as the lesser of $25,000 or 65% of the fair value of certain real estate, and 80% of orderly liquidation value of certain machinery and equipment. The sublimit is subject to a seven-year amortization for the portion predicated on machinery and equipment and a 10-year amortization for the portion predicated on real estate.

     The Bank Facility imposes certain limitations on and requires compliance with covenants from True Value that are usual and customary for similar asset-based revolving credit facilities. Unless such terms and conditions are waived by a majority of the lenders, these terms and conditions include, among other things:

          i. limitations on additional lease transactions (eliminated in February 2006; see amendment discussion below), additional third-party and subordinated debt, the granting of certain liens and guarantees, capital expenditures and cash dividend payments and distributions;

          ii. restrictions on mergers, investments, transactions with related parties, acquisitions and changes in corporate control; and

          iii. periodic financial and collateral reporting requirements.

     In December 2005, True Value amended the Bank Facility to allow True Value to enter into additional third-party debt secured by assets previously collateralizing the Bank Facility. See "Mortgage Transaction" below.

     In February 2006, True Value amended the Bank Facility to modify certain terms in the calculation of the borrowing base and the fixed charge coverage ratio, to remove the limitation on lease transactions and to ease restrictions on transactions with members. The borrowing base formula was modified to increase the maximum collateral value of inventory assets from $160,000 to $175,000. The modification to the fixed charge coverage calculation clarified terms, improved the reported ratio and had no impact on the performance pricing grid or compliance.

     Fees paid for obtaining the Bank Facility totaled $3,752 and these fees are being amortized by True Value over the term of the Bank Facility. Upon entering into the Bank Facility, True Value incurred a net expense of $19,221 upon refinancing the Senior Debt. The net expense consisted of $26,927 of interest expense relating to

                               TRUE VALUE COMPANY
the write-off of old and new senior note prepayment obligations and prepaid bank fees offset by $7,706 of other income relating to debt forgiveness for a portion of the Senior Debt.

MORTGAGE TRANSACTION

     On December 29, 2005, True Value entered into a $21,600 mortgage transaction on its Manchester, New Hampshire, distribution center (the "Manchester Mortgage"), which has a net book value of $10,143. The Manchester Mortgage is a 20-year fully amortizing loan at a fixed rate of 6.74% with a maturity date of January 1, 2026. Net proceeds were used to reduce borrowings under True Value's variable-rate Bank Facility.

SUBORDINATED PROMISSORY AND SUBORDINATED PROMISSORY INSTALLMENT NOTES

     Subordinated promissory notes are issued from time to time for partial payment of the annual patronage dividend. Subordinated promissory notes are subordinated to indebtedness to banking institutions, trade creditors and other indebtedness of True Value as specified by its board of directors. Prior experience indicates that the maturities of a significant portion of the notes due within one year are often extended at the option of the member, for a three-year period, at interest rates established by True Value and substantially equivalent to competitive market rates of comparable instruments. In 2005 and 2004, approximately 77% and 70%, respectively, of notes scheduled to mature in those years were extended for an additional three years. True Value anticipates that this practice of extending notes, based on historical results, will continue.

     Subordinated promissory installment notes are issued in payment of the redemption of qualified Class B common stock upon termination of membership in the cooperative (see Note 1, "Description of Business and Accounting
Policies -- Capital Stock Redemption").

     Subordinated promissory and subordinated promissory installment notes consisted of the following as of December 31:

                                                                2005       2004
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Subordinated promissory notes:
  Due on December 31, 2005 -- 7.00% to 10.00%...............  $     --   $ 23,336
  Due on December 31, 2006 -- 6.00% to 9.00%................    16,326     16,407
  Due on December 31, 2007 -- 5.00% to 6.00%................    15,170     15,207
  Due on December 31, 2008 -- 6.00% to 7.00%................    18,075         --
  Due on December 31, 2010 -- 7.00%.........................     1,228         --
Subordinated promissory installment notes at interest rates
  of 4.36% with final maturities in 2008....................    15,732     21,002
Subordinated promissory installment notes at interest rates
  of 4.64% with final maturities in 2009....................     4,340         --
Accrued stock redemption liability..........................     2,200      4,194
                                                              --------   --------
                                                                73,071     80,146
Less amounts due within one year............................   (23,465)   (30,304)
                                                              --------   --------
                                                              $ 49,606   $ 49,842
                                                              ========   ========

     The amount due within one year for both years was classified in Current maturities of long-term debt, notes and capital lease obligations.

                               TRUE VALUE COMPANY

     Amounts shown below as scheduled repayments are the stated note amounts. True Value will seek members' consent in 2006 to extend the subordinated promissory note due dates at market competitive interest rates.

     Principal payment schedule for long-term debt:

                                       2006      2007       2008      2009     2010    THEREAFTER
                                      -------   -------   --------   ------   ------   ----------
                                                           ($ IN THOUSANDS)
Bank Facility(1)....................  $    --   $    --   $ 93,900   $   --   $   --    $    --
Real Estate Mortgage................      530       566        606      648      693     18,557
Subordinated promissory and
  subordinated promissory
  installment notes.................   23,465    21,847     24,751    2,661      347         --
Capital lease obligations...........    1,349     1,208        654      590      624      1,068
                                      -------   -------   --------   ------   ------    -------
Total...............................  $25,344   $23,621   $119,911   $3,899   $1,664    $19,625
                                      =======   =======   ========   ======   ======    =======

---------------

(1) Borrowings under the Bank Facility fluctuate as a result of the seasonal needs of the business. There are no required payments until the maturity of the Bank Facility in August 2008.

5. LEASE COMMITMENTS

     True Value is a lessee of distribution centers, office space, and computer, manufacturing and transportation equipment under operating and capital leases. The following is a schedule of future minimum lease payments under capital and long-term noncancelable operating leases (including sale leasebacks), together with the present value of the net minimum lease payments under capital leases, as of December 31, 2005:

                                                              CAPITAL   OPERATING
                                                              -------   ---------
                                                               ($ IN THOUSANDS)
2006........................................................  $ 1,681   $ 32,568
2007........................................................    1,441     29,816
2008........................................................      825     27,256
2009........................................................      722     26,369
2010........................................................      720     26,018
Thereafter..................................................    1,298    196,874
                                                              -------   --------
Net minimum lease payments..................................    6,687   $338,901
                                                                        ========
Less amount representing interest...........................   (1,194)
                                                              -------
Present value of net minimum lease payments.................    5,493
Less amount due within one year.............................   (1,349)
                                                              -------
                                                              $ 4,144
                                                              =======

     Minimum annual operating lease payments as shown have been reduced by $2,897 from future sublease rentals due over the term of the subleases, and include estimated payments for operating costs and real estate taxes due to the lessor, where applicable.

     Capitalized leases expire at various dates and generally provide for purchase options but not renewals. Purchase options provide for purchase prices at either fair market value or a stated value, which is related to the lessor's book value at the expiration of the lease term.

                               TRUE VALUE COMPANY

     Rent expense under operating leases (reduced by sublease rentals) was $34,085, $35,643 and $36,366 for the years ended December 31, 2005, 2004 and
2003, respectively.

  Sale Leaseback Transaction

     On December 31, 2002, True Value sold seven of its distribution centers to unrelated third parties for an aggregate purchase price of $125,753. True Value concurrently agreed to lease the distribution centers for a period of 20 years. The transaction was recorded as a real property sale and as ongoing operating leases in True Value's financial statements. The resulting gain on sale of $55,564 was recorded as deferred gain in the Consolidated Balance Sheet and is being amortized to income on a straight-line basis over the initial 20-year lease term. True Value has the right to extend each lease for two additional periods of approximately 10 years each. True Value may elect to renew a lease or leases with respect to any one or more of the properties without renewing the lease or leases with respect to all of the properties. True Value has the right to assign the lease without the landlord's prior written consent, but subject to certain conditions described in the leases. Provided that True Value assigns the rent to the landlord, True Value may sublet all or any part of any property without the landlord's consent.

6. COMMITMENTS AND CONTINGENCIES

     True Value is involved in various claims and lawsuits incidental to its business. The following significant matters existed at December 31, 2005:

ACTIVE LEGAL MATTERS:

FLEGLES ACTION

     On February 12, 2003, a former True Value member, Flegles Inc. ("Flegles"), filed suit against True Value in the Circuit Court of Carlisle County, Kentucky. The complaint alleges that True Value is liable to Flegles for the role True Value played with respect to Flegles' construction of a new retail store facility in Bardwell, Kentucky, that has allegedly incurred financial losses. Flegles sought $2,400 in compensatory damages and also an award of punitive damages. On July 30, 2004, a jury found True Value liable to Flegles for certain losses incurred by Flegles and awarded Flegles $1,300 in compensatory damages. The jury did not award any punitive damages. As True Value believes that the verdict was rendered in error, it pursued post-trial motions before the Circuit Court, including a request that the verdict be set aside or that True Value be awarded a new trial. Such relief was denied by the Circuit Court and True Value is now pursuing its appeal for such relief in the Kentucky Appellate Court. True Value posted with the court a bond in an amount necessary to prevent Flegles from enforcing its judgment during the appeal. The parties have filed briefs with the Kentucky Appellate Court and are awaiting a date for oral arguments. True Value intends to continue to vigorously defend this case and does not believe that the ultimate resolution will have a material effect on results from operations or financial position.

CLAIMS AGAINST ERNST & YOUNG LLP

     True Value pursued claims against its former outside auditors, Ernst & Young LLP ("E&Y"), for professional malpractice, breach of contract, deceptive business practices and fraud. True Value contended that E&Y failed to properly discharge its duties to True Value and failed to identify, in a timely manner, and indeed concealed, certain material weaknesses in True Value's internal financial and operational controls. As a result, True Value was forced to make an unanticipated accounting adjustment in the fourth quarter of 1999 in the total amount of $121,333 (the "Fourth Quarter Charge"). True Value accordingly reported a Net loss of $130,803 for the fiscal year ended December 31, 1999. True Value alleged that had E&Y properly discharged its duties, the scope and breadth of the Fourth Quarter Charge, as well as the accounting and operational control deficiencies that necessitated the charge, would have been substantially lessened. True Value began

                               TRUE VALUE COMPANY
discussion of its claims with E&Y early in the fall of 2001. Pursuant to the dispute resolution procedures required by True Value's engagement letter with E&Y, True Value and E&Y attempted to mediate this dispute during the first six months of 2002. When those attempts proved unsuccessful and again pursuant to the dispute resolution procedures, True Value filed its claim with the American Arbitration Association on July 31, 2002. The arbitration is subject to certain confidentiality requirements. Another effort at non-binding mediation between the parties began in December 2004 and was unsuccessful. Hearings before the arbitration panel occurred in early 2005.

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

     True Value will continue to explore all of its options to challenge both the reasonableness of E&Y's attorneys' fees and expenses and the authority of the panel to award attorneys' fees and expenses in any amount. On January 17, 2006, True Value filed a petition with the Circuit Court of Cook County to preserve its rights to further challenge the panel's authority to award any attorneys' fees and expenses and to vacate the final award when it is entered.

7. INCOME TAXES

     Income tax expense consisted of the following for the years ended December 31:

                                                              2005   2004   2003
                                                              ----   ----   ----
                                                               ($ IN THOUSANDS)
Current:
  Federal...................................................  $--    $ --   $ --
  State.....................................................   51     177    333
  Foreign...................................................   --      --     --
                                                              ---    ----   ----
     Total current..........................................   51     177    333
                                                              ---    ----   ----
Deferred:
  Federal...................................................   --      --     --
  State.....................................................   --      --     --
  Foreign...................................................   --      --     --
                                                              ---    ----   ----
     Total deferred.........................................   --      --     --
                                                              ---    ----   ----
                                                              $51    $177   $333
                                                              ===    ====   ====

     True Value operates as a nonexempt cooperative and is allowed a deduction in determining its taxable income for amounts paid as qualified patronage dividends based on margins from business done with or on behalf of members and for the redemption of nonqualified notices of allocation. The reconciliation of income

                               TRUE VALUE COMPANY
tax expense to income tax computed at the U.S. federal statutory tax rate of 35% was as follows for the years ended December 31:

                                                          2005       2004      2003
                                                        --------   --------   -------
                                                              ($ IN THOUSANDS)
Tax at U.S. statutory rate............................  $ 16,690   $ 15,187   $ 7,544
Effects of:
  Patronage dividend..................................   (15,616)   (14,743)   (6,656)
  State income taxes, net of federal benefit..........        33        115       216
  Decrease in valuation allowance.....................    (1,403)      (691)   (1,090)
  Other, net..........................................       347        309       319
                                                        --------   --------   -------
                                                        $     51   $    177   $   333
                                                        ========   ========   =======

     Deferred income taxes reflect the net tax effects to True Value of its net operating loss carryforwards, which expire in years through 2024, alternative minimum tax credit carryforwards, which do not expire, nonqualified notices of allocations, which are deductible when redeemed and do not expire; and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax effect of the net operating loss carryforward was reduced in 2005 by $10,147. This reduction is attributable to the net effect of a $3,333 decrease attributable to amounts to be charged against members' loss allocation accounts and by a $6,814 decrease primarily in other deferred tax assets and liabilities.

     Total deferred tax assets, net of deferred tax liabilities, have a full valuation allowance because True Value has concluded that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized. Deferred tax assets will only be realized to the extent future earnings are taxable to True Value and not allocated to members as tax-deductible patronage dividends.

                               TRUE VALUE COMPANY

     The significant components of True Value's deferred tax assets and liabilities were as follows for the years ended December 31:

                                                                2005       2004
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 10,415   $ 20,562
  AMT credit carryforward...................................       784        784
  Nonqualified notices of allocation........................     8,605      9,502
  Bad debt provision........................................       568      1,534
  Vacation pay..............................................     3,060      3,014
  Reserves and accruals.....................................     8,415         --
  Deferred gain.............................................    18,892     20,003
  Severance and restructuring costs.........................     1,752      2,015
  Rent expense..............................................     2,719      2,916
  Inventory capitalization..................................       743        840
  Other.....................................................     4,662      6,077
                                                              --------   --------
Total deferred tax assets...................................    60,615     67,247
Valuation allowance for deferred tax assets.................   (58,037)   (62,973)
                                                              --------   --------
Net deferred tax assets.....................................     2,578      4,274
                                                              --------   --------
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation...........       384      2,280
  Contributions to fund retirement plans....................     2,194      1,994
                                                              --------   --------
Total deferred tax liabilities..............................     2,578      4,274
                                                              --------   --------
Net deferred taxes..........................................  $     --   $     --
                                                              ========   ========

8. SUPPLEMENTAL CASH FLOW INFORMATION

     The annual patronage dividend is satisfied through cash payments and issuance of subordinated promissory notes and Redeemable Class B non-voting common stock; for members with loss allocation accounts, the Class B non-voting common stock is offset to satisfy members' remaining allocation of the 1999 loss. Non-cash operating and financing activities relating to the issuance of patronage dividends were as follows for the years ended December 31:

                                                               2005      2004      2003
                                                              -------   -------   -------
                                                                   ($ IN THOUSANDS)
Distribution of annual patronage dividend:
  Patronage dividend payable in cash........................  $13,257   $12,669   $ 8,983
  Issuance of Subordinated promissory notes.................    1,228     1,493        --
  Issuance of Redeemable Class B non-voting common stock....   22,548    12,175     2,315
  Reduction of Loss allocation accounts.....................    6,837    15,038     6,971
                                                              -------   -------   -------
     Total..................................................  $43,870   $41,375   $18,269
                                                              =======   =======   =======

     True Value may set off its obligation to make payments to members for redeemable stock, notes, interest or declared and unpaid dividends against any obligation owed by the member to True Value. True Value

                               TRUE VALUE COMPANY
exercised its set-off rights in 2005, 2004 and 2003 when patronage dividends were declared for members with loss allocation accounts. In addition, True Value reduced the Patronage dividend payable in cash of $12,669 and $8,983 in 2004 and 2003, respectively, to $11,939 and $8,452 when they were paid in 2005 and 2004, respectively. The amounts not paid were used to set off past due accounts receivable of $730 and $531 in 2005 and 2004, respectively.

     True Value also had non-cash operating and financing activities related to the redemption of stock due to the lifting of the moratorium. In 2003, True Value reclassified amounts presented for redemption, but deferred due to the moratorium, into Liabilities. True Value reclassified $18,841 of Redeemable Class A voting common stock and $59,579 of Redeemable Class B non-voting common stock, offset by: $27,941 of Loss allocation, $9,933 of Accumulated deficit (related to the 2001 loss) and $6,821 of Accounts receivable to Deferred stock redemptions. In 2004, True Value began redeeming these shares and related offset amounts, and also began redeeming shares that were presented for redemption during 2004. The components of the stock redemptions and payments in 2005 and 2004 were as follows:

                                                               2005       2004
                                                              -------   --------
                                                               ($ IN THOUSANDS)
Redemption of Shares:
  Redeemable Class A voting common stock....................  $ 4,131   $ 18,185
  Redeemable qualified Class B non-voting common stock......   10,714     47,728
  Redeemable nonqualified Class B non-voting common stock...    2,215     10,679
Amounts offset:
  Loss allocation account amounts...........................   (4,757)   (25,041)
  Accumulated deficit amounts (related to the 2001 loss)....   (2,796)   (10,745)
  Accounts receivable.......................................   (2,263)    (6,676)
                                                              -------   --------
Net amount redeemed.........................................    7,244     34,130
Amount redeemed in Cash.....................................    1,738      7,779
                                                              -------   --------
Amount issued in subordinated promissory installment
  notes.....................................................  $ 5,506   $ 26,351
                                                              =======   ========

     As of December 31, 2005 and 2004, True Value classified $2,200 and $4,886, respectively, in Liabilities for stock redemption requests that had not fully completed the redemption procedures. The components of the in-process stock redemption request as of December 31, 2005 and 2004, were as follows:

                                                               2005     2004
                                                              ------   -------
                                                              ($ IN THOUSANDS)
Request for Redemption of Shares:
  Redeemable Class A voting common stock....................  $  959   $ 2,729
  Redeemable qualified Class B non-voting common stock......   2,771     6,270
  Redeemable nonqualified Class B non-voting common stock...     565     1,433
Amounts offset:
  Loss allocation account amounts...........................    (913)   (3,212)
  Accumulated deficit amounts (related to the 2001 loss)....    (768)   (1,575)
  Accounts receivable.......................................    (414)     (759)
                                                              ------   -------
Net amount in Liabilities for requested stock redemptions...  $2,200   $ 4,886
                                                              ======   =======

                               TRUE VALUE COMPANY

     True Value exercised its set-off rights with member accounts receivable and loss allocation accounts when True Value member notes and interest came due in 2005, 2004 and 2003 as follows:

                                                              2005    2004    2003
                                                              -----   -----   -----
                                                                ($ IN THOUSANDS)
Notes and interest amounts satisfied:
  Subordinated promissory notes.............................  $ 318   $ 510   $ 846
  Subordinated promissory installment notes.................    141     114      12
  Interest..................................................    120     160     170
Offset amounts:
  Loss allocation accounts..................................     --      (4)   (565)
  Accounts receivable.......................................   (579)   (780)   (463)
                                                              -----   -----   -----
                                                              $  --   $  --   $  --
                                                              =====   =====   =====

     In 2004, in accordance with the Stipulation of Settlement related to the Derivative Action, upon rescinding the moratorium, True Value reduced the loss allocation accounts of the parties to the Stipulation of Settlement by approximately $5,000 on a pro-rata basis by increasing the Accumulated deficit account.

     In 2005, 2004 and 2003, True Value extended subordinated promissory notes, at the option of the member for a three-year period in the amounts of $18,075, $13,714 and $16,479, respectively.

     True Value's non-cash financing and investing activities in 2005 included $4,760 primarily related to the acquisition of paint manufacturing and computer equipment by entering into capital leases. In 2004, True Value's non-cash financing and investing activities included $1,697 related to the acquisition of new computer equipment by entering into capital leases. No capital lease obligations were incurred in 2003.

     Cash paid for interest during 2005, 2004 and 2003 totaled $13,088, $11,938 and $27,496, respectively. Cash paid for income taxes during 2005, 2004 and 2003 totaled $39, $167 and $285, respectively.

                               TRUE VALUE COMPANY

9. BENEFIT PLANS

     The change in the projected benefit obligation and in the plan assets for True Value administered pension plans were as follows for the years ended December 31:

                                                                2005       2004
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Change in projected benefit obligation:
  Projected benefit obligation at beginning of year.........  $ 79,224   $ 72,664
  Service cost..............................................     5,929      5,660
  Interest cost.............................................     4,124      4,197
  Benefit payments..........................................      (397)      (385)
  Actuarial losses..........................................     4,393      5,400
  Plan amendments...........................................        --       (186)
  Settlements...............................................    (7,782)    (8,126)
                                                              --------   --------
     Projected benefit obligation at end of year............    85,491     79,224
                                                              --------   --------
Change in plan assets:
  Fair value of plan assets at beginning of year............    62,572     59,133
  Actual return on assets...................................     3,628      6,486
  Employer contributions....................................     9,626      5,464
  Benefit payments..........................................      (397)      (385)
  Settlements...............................................    (7,782)    (8,126)
                                                              --------   --------
     Fair value of plan assets at end of year...............    67,647     62,572
                                                              --------   --------
Reconciliation of funded status:
  Funded status.............................................   (17,844)   (16,652)
  Unrecognized prior service cost...........................    (3,795)    (3,969)
  Unrecognized actuarial loss...............................    27,123     25,607
                                                              --------   --------
Prepaid expense.............................................  $  5,484   $  4,986
                                                              ========   ========

     The Accumulated Benefit Obligation ("ABO") for True Value administered pension plans was $71,031 and $62,393 at December 31, 2005 and 2004, respectively.

     One of True Value's pension plans is the supplemental retirement plan ("SRP"), which is an unfunded unqualified defined benefit plan. The SRP had an ABO of $4,670 and $4,430 as of December 31, 2005 and 2004, respectively. Since the SRP is an unfunded plan, there were no plan assets at December 31, 2005 and 2004.

     True Value recorded in Other long-term liabilities, for the SRP plan, an additional minimum pension liability of $3,966 and $4,479 as of December 31, 2005 and 2004, respectively, which represents the amount by which the accumulated benefit obligation exceeded the fair value of plan assets plus the previously recognized prepaid asset. The additional liability has been offset by an intangible asset, which is included in Other assets, to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost of $1,730 and $1,903 at December 31, 2005 and 2004, respectively, was recorded as a reduction of Members' equity in Accumulated other comprehensive loss.

     As of December 31, 2004, the pension plans had unrecognized actuarial losses of $25,607. The major source of actuarial losses under the plan are related to the decline in interest rates over the last several years and lower than expected asset returns during the same period. Deviations from expected returns on assets are rolled into unrecognized actuarial losses over a three-year period. Actuarial losses are amortized using the minimum amortization methodology as described in Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." At December 31, 2005, unrecognized actuarial losses increased $1,516

                               TRUE VALUE COMPANY
to $27,123. Major sources of this change that occurred during 2005 include the change in discount rate, lower than expected asset returns, greater than expected turnover and retirement, and an increase in assumed rates of termination and retirement under the plan.

     True Value has a prepaid pension expense for both plans of $5,484 and $4,986 at December 31, 2005 and 2004, respectively. The prepaid pension expense at December 31, 2005 and 2004, was classified in "Prepaid expenses."

     The components of net periodic pension cost for True Value administered pension plans were as follows for the years ended December 31:

                                                           2005      2004      2003
                                                          -------   -------   -------
                                                               ($ IN THOUSANDS)
Components of net periodic pension cost:
  Service cost..........................................  $ 5,929   $ 5,660   $ 5,204
  Interest cost.........................................    4,124     4,197     3,998
  Expected return on assets.............................   (4,634)   (4,470)   (4,344)
  Amortization of transition assets.....................       --        --      (105)
  Amortization of prior service cost/(benefit)..........     (175)     (163)       93
  Amortization of actuarial loss........................    1,411     1,445       902
  Settlement loss.......................................    2,472     2,735     3,753
                                                          -------   -------   -------
Net pension cost........................................  $ 9,127   $ 9,404   $ 9,501
                                                          =======   =======   =======

PLAN ASSETS

     Plan assets consist primarily of publicly traded common stocks and corporate debt instruments and the split by asset category is as follows:

ASSET CATEGORY                                                2005    2004
--------------                                                -----   -----
Domestic Equities...........................................   63.0%   65.2%
Foreign Equities............................................   10.2%    9.6%
Fixed Income................................................   22.6%   22.8%
Real Estate.................................................    0.0%    0.0%
Cash........................................................    4.2%    2.4%
Other.......................................................    0.0%    0.0%
                                                              -----   -----
Total.......................................................  100.0%  100.0%
                                                              =====   =====

     The target asset allocation of the plan assets is:

TARGET ASSET CATEGORY
---------------------
Domestic Equities...........................................    65.0%
Foreign Equities............................................    10.0%
Fixed Income................................................    25.0%
Real Estate.................................................     0.0%
Cash........................................................     0.0%
Other.......................................................     0.0%
                                                               -----
Total.......................................................   100.0%
                                                               =====

                               TRUE VALUE COMPANY

CONTRIBUTIONS

     True Value expects to contribute $3,418 to its qualified pension plan and $772 to its SRP plan in 2006. True Value's policy is to fund its qualified pension plan to maintain assets equal to at least 90% of current liability in order to maintain its exemption from the Pension Benefit Guarantee Corporation variable premium.

     True Value also participates in union-sponsored defined contribution plans. Costs related to these plans were $75, $90 and $59 for 2005, 2004 and 2003, respectively.

ESTIMATED FUTURE BENEFIT PAYMENTS

     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                                               PENSION BENEFITS
                                                               ----------------
                                                               ($ IN THOUSANDS)
2006........................................................       $ 8,624
2007........................................................         8,575
2008........................................................         9,865
2009........................................................         9,455
2010........................................................         9,439
2011-2015...................................................        46,737

     The assumptions used to determine True Value's pension obligations for all plans were as follows for the years ended December 31:

                                                              2005   2004
                                                              ----   ----
Weighted average assumptions:
  Discount rate.............................................  5.25%  5.50%
  Expected return on assets.................................  8.00%  8.00%
  Rate of compensation increase.............................  3.50%  3.50%

     The discount rate of 5.25% was primarily based upon spot-yields as of December 31, 2005, from the Citigroup Pension Discount Curve, in conjunction with interest rates trends from Moody's Aa bonds. The Citigroup Pension Discount Curve was developed using high quality corporate bonds.

     The basis used to determine the overall expected return on assets was an analysis of the historical real (net of inflation) returns from back to 1926 for a portfolio consisting of large-cap U.S. equities, corporate bonds, U.S. government bonds and cash (intended to approximate True Value's pension asset mix). Using the historical returns over 30-year periods, the average returns for this portfolio over 30-year periods were calculated - the calculated 25th and 75th percentile were 4.6% and 6.4%, respectively. With the inflation assumption (3.0%) and the adjustment for expected fees paid from the pension trust (1.0%), the 25th and 75th percentile nominal yields are 6.6% and 8.4%. The True Value Company Defined Benefit Pension Plan assumes a rate of return of 8.0%.

     The average expected future service under the plan during 2005 was approximately 15 years.

     True Value also contributes to the True Value Company Employee Savings and Compensation Deferral Plan (the "401k Plan") in accordance with IRS regulations. Under the 401k Plan, each participant may elect to contribute an amount up to 50% of the participant's annual compensation, not to exceed $14, $13 and $12 per year for 2005, 2004 and 2003, respectively. Also, plan participants who are 50 years of age or older may elect to make additional catch-up contributions not to exceed $4, $3 and $2 for 2005, 2004 and 2003, respectively. The total participants' deferred compensation including True Value's contributions to the

                               TRUE VALUE COMPANY
participants' balances may not exceed $42, $41 and $40 in 2005, 2004 and 2003, respectively. The 401k Plan includes a guaranteed match of one-third of a participant's contribution up to a total of 2% of the participant's annual compensation. Based on True Value achieving certain financial goals, a match of greater than one-third of a participant's contribution can be earned. A match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual compensation, was earned for 2003 and funded in March 2004. For 2004, a match equaling one-third of a participant's contribution, up to a total of 2% of the participant's annual 401k eligible compensation, was earned and funded in March 2005. For 2005, a match equaling two-thirds of a participant's contribution, up to a total of 4% of the participant's annual 401k eligible compensation, was earned and will be funded by March 2006. True Value recognized costs of $3,056, $1,520 and $2,928 for 2005, 2004 and 2003, respectively, for the 401k Plan.

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

     Information regarding the identified segments and the related reconciliation to consolidated information are as follows:

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2005
                                                -----------------------------------------------
                                                                    PAINT
                                                                MANUFACTURING     CONSOLIDATED
                                                 HARDWARE     AND DISTRIBUTION       TOTALS
                                                -----------   -----------------   -------------
                                                               ($ IN THOUSANDS)
Net sales to external customers...............  $1,936,563        $106,471         $2,043,034
Interest expense..............................      11,756           2,457             14,213
Depreciation and amortization.................      11,268           1,913             13,181
Segment net margin............................      39,047           8,508             47,555
Identifiable segment assets...................     695,235          56,294            751,529
Expenditures for long-lived assets............       9,671           5,204             14,875

                                                AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004
                                                -----------------------------------------------
                                                                    PAINT
                                                                MANUFACTURING     CONSOLIDATED
                                                 HARDWARE     AND DISTRIBUTION       TOTALS
                                                -----------   -----------------   -------------
                                                               ($ IN THOUSANDS)
Net sales to external customers...............  $1,915,511        $108,376         $2,023,887
Interest expense..............................      10,746           2,548             13,294
Depreciation and amortization.................      15,097           1,370             16,467
Segment net margin............................      34,064           9,149             43,213
Identifiable segment assets...................     603,151          52,368            655,519
Expenditures for long-lived assets............      10,920             954             11,874

                               TRUE VALUE COMPANY

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

     Primary product revenue categories for the last three years are set forth in the following table:

                                                   FOR THE FISCAL YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------
                                                      2005          2004          2003
                                                   -----------   -----------   -----------
                                                              ($ IN THOUSANDS)
HARDWARE SEGMENT
Hardware goods...................................  $  510,241    $  495,029    $  485,374
Farm and garden..................................     434,871       430,840       429,161
Electrical and plumbing..........................     356,290       350,685       353,332
Painting and cleaning............................     217,439       211,944       209,942
Appliances and housewares........................     214,446       218,489       228,929
Sporting goods and toys..........................      93,496       102,817       107,862
Other............................................     109,780       105,707       106,848
                                                   ----------    ----------    ----------
     Subtotal Hardware segment...................   1,936,563     1,915,511     1,921,448

PAINT MANUFACTURING AND DISTRIBUTION SEGMENT
Painting.........................................     106,471       108,376       102,892
                                                   ----------    ----------    ----------
Total net sales to external customers............  $2,043,034    $2,023,887    $2,024,340
                                                   ==========    ==========    ==========

11. ASSET SALES

     On April 20, 2005, True Value sold its 640,000-square-foot East Butler, Pennsylvania, warehouse and office facility to a third party for a purchase price of $6,188. In the first quarter of 2005, True Value recorded an impairment charge of $942 to write-down this facility that was classified as held for sale to fair value. Pursuant to the Purchase and Sale Agreement, True Value leased back approximately 100,000 square feet of warehouse space through the end of 2005 and approximately 15,000 square feet of office space through the end of 2006 under an operating lease. The lease on the warehouse space has been extended to the end of the first quarter of 2006 for 25,000 square feet.

     On December 28, 2005, True Value sold its 105,000-square-foot Chicago, Illinois, oil-based paint manufacturing facility to a third party for a purchase price of $10,125. True Value recorded a net gain of $9,080 on the sale.

                               TRUE VALUE COMPANY

12. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

     Selected quarterly financial information for each of the four quarters in 2005 and 2004 is as follows:

                                          FIRST      SECOND     THIRD      FOURTH
                                         QUARTER    QUARTER    QUARTER    QUARTER    FULL YEAR
                                         --------   --------   --------   --------   ----------
                                                            ($ IN THOUSANDS)
2005
  Net revenue                            $503,581   $551,580   $486,815   $501,058   $2,043,034
  Gross margin                             51,972     64,064     62,185     54,631      232,852
  Net margin before income taxes            2,623     19,468      2,970     22,545       47,606
  Net margin                                2,615     19,445      2,958     22,537       47,555
2004
  Net revenue                            $499,362   $575,345   $474,516   $474,664   $2,023,887
  Gross margin                             49,843     61,658     55,956     54,620      222,077
  Net margin before income taxes            2,175     16,974     13,421     10,820       43,390
  Net margin                                2,124     16,915     13,401     10,773       43,213

ITEM 15(a)(2). INDEX TO FINANCIAL STATEMENT SCHEDULE.

                                                               PAGE(S)
                                                               -------
Schedule II -- Valuation and Qualifying Accounts............    F-33

                               TRUE VALUE COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2005       2004       2003
                                                              -------    -------    -------
                                                                    ($ IN THOUSANDS)
Allowance for Doubtful Accounts:
  Balance at beginning of year..............................  $ 3,835    $ 8,395    $ 8,553
  Provision/(benefit) for losses on accounts and notes
     receivable.............................................     (143)    (2,498)       927
  Write-offs of doubtful accounts (1).......................   (2,272)    (2,062)    (1,085)
                                                              -------    -------    -------
  Balance at end of year....................................  $ 1,420    $ 3,835    $ 8,395
                                                              =======    =======    =======

---------------

(1) Notes and accounts written off as uncollectible, net of recoveries of accounts previously written off as uncollectible.

INVENTORY RESERVES

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2005      2004       2003
                                                              -------   -------   --------
                                                                    ($ IN THOUSANDS)
Reserve for Inventory:
  Balance at beginning of year..............................  $10,196   $ 6,718   $ 10,434
  Provision for inventory reserves..........................   15,052    12,574      8,603
  Write-off of inventory....................................   (7,724)   (9,096)   (12,319)
                                                              -------   -------   --------
  Balance at end of year....................................  $17,524   $10,196   $  6,718
                                                              =======   =======   ========

VALUATION ALLOWANCE FOR DEFERRED TAX ASSETS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Valuation Allowance for Deferred Tax Assets:
  Balance at beginning of year..............................  $ 62,973   $ 72,116   $ 94,952
  Increase in deferred tax assets...........................    13,696      9,866     23,514
  Decrease in deferred tax assets...........................   (18,632)   (19,009)   (46,350)
                                                              --------   --------   --------
  Balance at end of year....................................  $ 58,037   $ 62,973   $ 72,116
                                                              ========   ========   ========

ITEM 15(A)(3). INDEX TO EXHIBITS

    EXHIBITS
    ENCLOSED                            DESCRIPTION
    --------                            -----------
       3-B      By-Laws of True Value Company, as Amended and Restated
                Effective December 8, 2005.
       4-I      Fourth Amendment to Loan and Security Agreement between True
                Value and various financial institutions as Amended and
                Restated Effective December 28, 2005.
       4-J      Fifth Amendment to Loan and Security Agreement between True
                Value and various financial institutions as Amended and
                Restated Effective February 13, 2006.
      10-E      True Value Company Defined Lump Sum Pension Plan as Amended
                and Restated as of January 1, 2006.
      19-A      Notice of True Value's 2006 Annual Stockholders' Meeting and
                Proxy Statement.
      21        Subsidiaries
      31-A      Section 302 Certification (Chief Executive Officer)
      31-B      Section 302 Certification (Chief Financial Officer)
      32-A      Section 906 Certification (Chief Executive Officer and Chief
                Financial Officer)

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       2-A      Agreement and Plan of Merger dated as of December 9, 1996
                between Cotter & Company and ServiStar Coast to Coast
                Corporation ("SCC"). Incorporated by reference -- Exhibit
                2-A to Registration Statement on Form S-4 (No. 333-18397).
       3-A      Amended and Restated Certificate of Incorporation of True
                Value, effective December 31, 2004. Incorporated by
                reference -- Exhibit 3-A to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
       4-A      Specimen certificate of Class A common stock. Incorporated by reference -- Exhibit 4-C to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                2002.
       4-B      Specimen certificate of Class B common stock. Incorporated by reference -- Exhibit 4-D to the Registrant's Annual
                Report on Form 10-K for the fiscal year ended December 31,
                2002.
       4-C      Subordinated promissory installment note form. Incorporated by reference -- Exhibit 4-A to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended October 1, 2005.
       4-D      Subordinated promissory note form. Incorporated by
                reference -- Exhibit 4-B to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended October 1, 2005.
       4-E      Loan and Security Agreement dated August 29, 2003 for
                $275,000,000 revolving credit facility between TruServ
                Corporation and various financial institutions. Incorporated by reference -- Exhibit 4-B to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended September 27,
                2003.
       4-F      First Amendment to Loan and Security Agreement between
                TruServ and various financial institutions as Amended and
                Restated Effective March 19, 2004. Incorporated by
                reference -- Exhibit 4-H to Post-Effective Amendment No. 17 on Form S-1 to Registration Statement on Form S-4 (No.
                333-18397).
       4-G      Second Amendment to Loan and Security Agreement between
                TruServ and various financial institutions as Amended and
                Restated Effective October 31, 2004. Incorporated by
                reference -- Exhibit 4-A to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended October 2, 2004.

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
       4-H      Third Amendment to Loan and Security Agreement between True
                Value and various financial institutions as Amended and
                Restated Effective May 6, 2005. Incorporated by reference --
                Exhibit 4-A to the Registrant's Quarterly Report on Form
                10-Q for the quarter ended April 2, 2005.
      10-A      Current Form of "Retail Member Agreement with True Value"
                between True Value and its members that offer primarily
                hardware and related items. Incorporated by reference --
                Exhibit 10-A to Post-Effective Amendment No. 19 to
                Registration Statement on Form S-2 to Form S-4 (No.
                333-18397).
      10-B      Current Form of "International Retail Member Agreement with
                True Value" between True Value and its members that offer
                primarily hardware and related items. Incorporated by
                reference -- Exhibit 10-B to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended April 3, 2004.
      10-C      Current Form of "Undesignated Retail Member Agreement with
                True Value" between True Value and its members that offer
                primarily hardware and related items. Incorporated by
                reference -- Exhibit 10-C to the Registrant's Quarterly
                Report on Form 10-Q for the quarter ended April 3, 2004.
      10-D      Current Form of "Subscription to Shares of True Value."
                Incorporated by reference -- Exhibit 10-B to Post-Effective
                Amendment No. 19 to Registration Statement on Form S-2 to
                Form S-4 (No. 333-18397).
      10-F      TruServ Corporation Savings and Compensation Deferral Plan
                as Amended and Restated Effective January 1, 1998; including amendments through December 2002. Incorporated by
                reference -- Exhibit 10-D to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-G      First Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998. Incorporated by reference -- Exhibit 10-M to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2003.
      10-H      Second Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998. Incorporated by reference -- Exhibit 10-N to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2003.
      10-I      Third Amendment of TruServ Corporation Savings and
                Compensation Deferral Plan as Amended and Restated Effective
                January 1, 1998. Incorporated by reference -- Exhibit 10-O to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2003.
      10-J      True Value Company Supplemental Retirement Plan As Amended
                and Restated Effective January 1, 2005. Incorporated by
                reference -- Exhibit 10-R to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
      10-K      True Value Company Transition Incentive Plan Effective March
                1, 2005. Incorporated by reference -- Exhibit 10-S to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
      10-L      Retail Conversion Funds Agreement dated as of December 9,
                1996 between TruServ and SCC. Incorporated by
                reference -- Exhibit 10-L to Registration Statement on Form
                S-4 (No. 333-18397).

    EXHIBITS
  INCORPORATED
  BY REFERENCE
  ------------
      10-M      Lease Agreement by and between Hammer (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference -- Exhibit 10-J to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-N      Lease Agreement by and between Bolt (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference -- Exhibit 10-K to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-O      Lease Agreement by and between Wrench (DE) Limited
                Partnership, a Delaware limited partnership, as Landlord and
                TruServ Corporation as Tenant, dated December 26, 2002.
                Incorporated by reference -- Exhibit 10-L to the
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
      10-P      Consulting Agreement between TruServ and Thomas S. Hanemann dated November 2, 2004. Incorporated by reference -- Exhibit
                10-P to the Registrant's Annual Report on Form 10-K for the
                fiscal year ended December 31, 2004.
      10-Q      Employment Agreement between True Value and Lyle G.
                Heidemann dated May 25, 2005. Incorporated by
                reference -- Exhibit 10.1 to the Registrant's Report on Form
                8-K filed on June 6, 2005.
      14-A      Code of Ethics. Incorporated by reference -- Exhibit 99.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

  SUPPLEMENTAL
   INFORMATION
  ------------

     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants which have not Registered Securities Pursuant to Section 12 of the Act.

     As of the date of the foregoing Report, no annual report for the Registrant's year ended December 31, 2005 has been sent to security holders. Copies of such Annual Report will subsequently be furnished to the Securities and Exchange Commission.